Form 10-Q
period 1995-09-30
LOTUS PACIFIC INC
filed 1995-11-15
CIK 789945

LOTUS PACIFIC, INC.
235 Route 22 East
Greenbrook, NJ 08812
(908) 752-5899

November 10, 1995

Securities And Exchange Commission
Filing Desk Stop 1-41
450 Fifth Street, NW
Washington, DC 20549

RE:  Lotus Pacific, Inc.
     SEC File No. 33-3272-W


To whom this may concern:

     Enclosed herewith is the company's Form 10-Q, for the quarterly period ended September 30, 1995, for electronically filing with the Securities and Exchange Commission on behalf of Lotus Pacific, Inc.

     Please contact the undersigned if you have any questions.


                              Sincerely yours,

                                   /S/

                              Tom H. Gong
                              Vice President and Treasurer

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549


Form 10-Q


(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1995

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-3272-W

LOTUS PACIFIC, INC.
(Exact name of registrant as specified in its charter)

___________Delaware__________      ___________23-2361275___________
     (State of organization)    (I.R.S. Employer Identification
Number)

35 Route 22 East, Greenbrook, New Jersey 08812
(Address of principal executive offices)

(908) 752-5899
(Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (1)  Yes  __X__          No   _____

               (2)  Yes  __X__          No   _____

As of September 30, 1995, the Registrant had outstanding 26,937,054 shares of Common Stock, par value $.001 per share and 4,300 shares of Series A Preferred Stock.






LOTUS PACIFIC, INC.


Table of Contents

PART I    Financial Informationon

     Item 1:

          Condensed Balance
Sheets..................................5

          Condensed Statement of
Operation..........................6

          Condensed Statement of Cash
Flows.........................7

     Item 2:

          Management's Discussion and Analysis of Financial
          Condition and Results of
Operations.......................8

PART II   Other Information
 ........................................9




Part I


FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completing financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.


               LOTUS PACIFIC, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS
                    September 30, 1995
                      (Unaudited)
ASSETS

CURRENT ASSETS
     Cash                                          $ 237,657
     Accounts receivable                              62,628
     Other receivable                                126,657
     Inventories                                     408,964
     Prepaid expenses                                 22,580

        Total Currents Assets                      $ 858,486

FIXED ASSETS (NET)                                   331,149
CONSTRUCTION IN PROCESS                                6,568

OTHER ASSETS
Organization costs                                    21,350

TOTAL ASSETS                                       1,217,253

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITY
     Short-term loans                              $ 542,169
     Notes payable                                    54,718
     Accounts payable                                115,388
     Taxes payable                                  (22,771)
     Advances from customers                           3,874
     Other payable                                   105,566

        Total Current Liabilities            (a)     798,944

MINORITY INTEREST                                     61,416


STOCKHOLDERS' EQUITY
     Preferred Stock, $.001 par value,
     100,000 shares authorized,
     4300 issued and outstanding                           4

     Common Stock, $.001 par value,
     50,000,000 shares authorized,
     26,937,054 issued and outstanding                26,937

     Additional paid-in capital                      355,972

     Retained Earnings (Deficit)                    (26,020)

     Translation adjustment
0
Total Stockholders' Equity                           357,193
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           1,217,253

     The accompanying notes are an integral part of these consolidated financial statements.




               LOTUS PACIFIC, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF OPERATIONS FOR
          THE THREE MONTH  ENDING SEPTEMBER, 1995




Sales                                                  $ 641,176

Cost of Goods Sold                                       382,367


Gross Profit                                             258,809


Operating Expenses                                     (128,367)


Income from Operations                                   130,542


Other income (Expenses), Net
Miscellaneous Income (Expense)
Interest Expense, Net                                  (120,187)

Net Income                                                10,355

Minority Interest Income                          (a)      5,030

Consolidated Net Income                                    5,325

Gain/Loss Per Share                                         0.00


               LOTUS PACIFIC, INC. AND SUBSIDIARY
                    STATEMENT OF CASH FLOWS FOR
THE THREE MONTHS ENDING SEPTEMBER 30, 1995

CASH FLOW FROM OPERATION ACTIVITIES

     Net Income                                   $
5,325
     Additions:
     Increase in accounts payable                           110,988
     Increase in other payable                              105,988
     Increase in customer advance                             3,874

     Subtractions:
     Increase in accounts receivable
(62,628)
     Increase in prepaid expenses
(22,580)
     Increase in inventory
(408,964)
     Increase in other receivable
(126,657)
     Increase in tax receivable
(22,771)
     Increase in other assets
(21,350)
          Net Cash Flow From Operations
(439,197)

CASH FLOW FROM INVESTING ACTIVITIES:
     Increase in minority interest                     (a)
61,416
     Issue common stocks                               (a)
134,560
     Acquisition of equipment
(337,717)
          Net Cash Flow From Financing Activities
(141,741)

CASH FLOW FROM FINANCING ACTIVITIES:
     Increase in notes payable
54,718
     Increase in loan payable
542,169
          Net Cash Flow from Financing Activities
596,887

NET INCREASE IN CASH AND CASH EQUIVALENTS
15,949

CASH & CASH EQUIVALENT AT BEGINNING OF THE PERIOD
221,408
CASH & CASH EQUIVALENT IN ENDING OF THE PERIOD
237,357

______________________________

Note:

(a) The acquisition of the 70% equity interest in Shanghai Union Auto-Bicycle Co, Ltd. was treated as a purchase. The minority interest adjustment is based on the book value of the acquired net assets by the end of September 1995 which was deemed to be the fair value.






ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.


     Results of Operations

     The company completed an acquisition on September 29, 1995 by entering into a Stock Exchange Agreement with United Development Co., a Hong Kong corporation, to acquire a 70% equity interest in Shanghai Union Auto-Bicycle Co., Ltd. ("Shanghai Union") an entity incorporated on October 23, 1992, in Shanghai, People's Republic of China. The remaining 30% equity ownership is held by a Chinese corporation.

     The company issued 560,000 restricted shares of its common stock to United Development Co. as the sole consideration given for the 70% interest in Shanghai Union. These shares represent about 2% of the issued and outstanding shares of the company's common stock.

     Shanghai Union is an equity joint venture formed and officially registered in China as a legal business entity. The term of its existence is 20 years and it commenced business on January 25, 1994. Shanghai union is licensed to manufacture and sell auto- bicycles, bicycle wheel hub motors and related parts.

     The company is looking for other possible acquisitions by mainly targeting the Far East market.

     Liability and capital Resources

     In conjunction with the acquisition, the company also issued
30,000 shares of common stocks with par value of $.001 to a non-affiliated finder for consideration of $300.

     As of September 30, 1995, the Corporation has 26,937,054 shares of common stock outstanding and 4,300 shares of Series A
Preferred Stock outstanding.

     All matters referred to were approved by the written consent of a majority in interest of the holders of the Corporation's outstanding shares of common stock.








PART 2


OTHER INFORMATION

Item 1 - The exhibits listed below are filed as part of this report:

               None.

Item 2 -  On October 11, 1995, the company filed a Form 8-K
regarding the       acquisition shown in Part 1.