Form 10-Q/A
period 1995-09-30
LOTUS PACIFIC INC
filed 1996-01-18
CIK 789945

1

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q (A)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1995

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 33-3272-W

LOTUS PACIFIC, INC.
(Exact name of registrant as specified in its charter)

       Delaware                      23-2361275
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

LOTUS PACIFIC, INC.
Appendix A to item 601 (c) of Regulation S-K Article 5 of Regulation S-K

EXHIBIT 27

5-02 (1)   CASH AND CASH ITEMS  237657
5-02 (2)  MARKETABLE SECURITIES  0
5-02 (3)(a)(1)   NOTES AND ACCOUNTS RECEIVABLE-TRADE  62628
5-02 (4)   ALLOWANCES FOR DOUBTFUL ACCOUNTS  0
5-02 (6)   INVENTORY  408964
5-02 (9)   TOTAL CURRENT ASSETS  858486
5-02 (13)   PROPERTY, PLANT AND EQUIPMENT  415857
5-02 (14)   ACCUMULATED DEPRECIATION  (78140)
5-02 (18)   TOTAL ASSETS  1217253
5-02 (21)   TOTAL CURRENT LIABILITIES  798944
5-02 (22)   BONDS, MORTGAGES AND SIMILAR DEBT  0
5-02 (28)   PREFERRED STOCK-MANDATORY REDEMPTION  0
5-02 (29)   PREFERRED STOCK-NO MANDATORY REDEMPTION  4
5-02 (30)   COMMON STOCK   26937
5-02 (31)   OTHER STOCKHOLDERS' EQUITY  329952
5-02 (32)   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  1217253

5-03(b)1(a)   NET SALES OF TANGIBLE PRODUCTS  641176
5-03(b)1   TOTAL REVENUES  258809
5-03(b)2(a)   COST OF TANGIBLE GOODS SOLD  (382367)
5-03(b)2   TOTAL COSTS & EXPENSES APPLICABLE TO SALES & REVENUES (503290)
5-03(b)3   OTHER COSTS AND EXPENSES  (7443)
5-03(b)5   PROVISION FOR DOUBTFUL ACCOUNTS AND EXPENSES  0
5-03(b)(8)   INTEREST AND AMORTIZATION OF DEBT DISCOUNT  (120187)
5-03(b)(10)   INCOME BEFORE TAXES AND OTHER ITEMS  5325
5-03(b)(11)   INCOME TAX EXPENSES  0
5-03(b)(14)   INCOME/LOSS CONTINUING OPERATIONS  5325
5-03(b)(15)   DISCONTINUED OPERATIONS  0
5-03(b)(17)   EXTRAORDINARY OPERATIONS  0
5-03(b)(18)   CUMULATIVE EFFECT-CHANGES IN ACCOUNTING PRINCIPLES  0
5-03(b)(19)   NET INCOME OR LOSS  5325
5-03(b)(20)   EARNINGS PER SHARE - PRIMARY  0
5-03(b)(20)   EARNINGS PER SHARE - FULLY DILUTED  0