Form 10-Q/A
period 1995-09-30
LOTUS PACIFIC INC
filed 1996-02-07
CIK 789945

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-3272-W

LOTUS PACIFIC, INC.
(Exact name of registrant as specified in its charter)

________Delaware____    ______52-1947160___________
(State of Incorporation (I.R.S. Employer Identification Number)

235 Route 22 East, Greenbrook, New Jersey 08812
(Address of principal executive offices)

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



Signature

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant had duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

Date: January 18, 1996

Lotus Pacific, Inc.

Tom Gong

Vice President & Treasurer