Form 10-Q
period 1995-12-31
LOTUS PACIFIC INC
filed 1996-02-13
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-3272-W

LOTUS PACIFIC, INC.
(Exact name of registrant as specified in its charter)

________Delaware____      ______52-1947160______
(State of Incorporation)  (I.R.S. Employer Identification Number)

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

(1)    Yes     __X__     No    _____

(2)    Yes     __X__     No    _____

As of December 31, 1995, the Registrant had outstanding 26,937,054 shares of Common Stock, par value $.001 per share and 4,300 shares of Series A Preferred Stock.






Lotus Pacific, Inc.

Table of Contents

Part I   Financial Information

Item 1:
Condensed Balance Sheet..............................................4
Condensed Income Statement...........................................5
Condensed Statement of Cash Flow.....................................6

Item 2:
Management's Discussion and Analysis of Financial
Condition and Results of Operations..................................7


Part II   Other Information

Item 1: Legal Proceedings...........................................8
Item 2: Change in the Rights of the Registrant's Holders .... ......8
Item 3: Defaults by Registrants on its Senior Securities ...........8
Item 4: Submission of Matters to a Vote of Securities Holder........8
Item 5: Other Information...........................................8














Part I
Financial Information

Item 1. Financial Statements

The accompanying unaided financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completing financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.



Lotus Pacific, Inc.
Condensed Balance Sheets
December 31, 1995
(Unaided)

Assets
Current Assets
   Cash                                  224,085
   Accounts receivable                    62,049
   Other receivable                      164,920
   Inventories                           413,288
   Prepaid expenses                       19,242
         Total Current Assets            883,584
Fixed Assets (Net)                       323,951
Construction in Process                    6,568
Other Assets
   Organization costs                     21,351

Total Assets                           1,235,454

Liabilities and Stockholders Equity
Current Liabilities
   Short-term loan                       542,169
   Notes payable                          54,718
   Accounts payable                      109,983
   Taxes payable                         (21,890)
   Advances from Customers                 3,874
   Other payable                         122,287
      Total Current Liabilities          811,141

Minority Interest                         64,838

Stockholders' Equity
   Preferred Stock, $0.001 par value,          4
   100,000 shares issued, 4,300 issued & outstanding
   Common Stock, $0.001 par value,        26,937
   50,000,000 shares authorized, 26,937,054 issued & outstanding

Additional Paid-in Capital               358,823

Retained Earnings (Deficit)             (26,287)

Translation Adjustment                         0

   Total Stockholders' Equity            359,477

Total Liabilities & Stockholders' Equity  1,235,454



Lotus Pacific, Inc.
Condensed income Statement
for the Three Month Ending December, 1995
(Unaudited)


Sales                                   136,478

Cost of Goods Sold                      112,065

Gross Profit                             24,414

Operating Expenses                      (17,994)

Income from Operations                    6,420

Other income (Expenses), Net
Miscellaneous Income (Expense)
Interest Expense, Net                    (7,295)

Net Income                                 (875)

Minority Interest Income                    608

Consolidated Net Income                    (267)

Gain/Loss Per Share                           0








Lotus Pacific, Inc.
Statement of Cash Flow for
The Three months Ending December, 1995

Net Income                                   (267)

Additions:
Decrease in accounts payable                (5405)
Increase in other payable                   16721
Increase in accumulated depreciation         7198
Increase in customer advance                    0

Subtractions:
Decrease in accounts receivable               579
Decrease in prepaid expenses                 3338
Increase in inventory                       (4324)
Increase in other receivable               (38263)
Increase in tax receivable                   (881)
Decrease in other assets                     4310
   Net Cash Flow From Operations           (16994)

Cash Flow Investment Activities:
Increase in Minority Interest                3422
Issue Common Stock                              0
Acquisition of Equipment                        0
   Net Cash Flow From Financing Activities   3422

Cash Flow from Financing Activities:
Increase in notes payable                       0
Increase in loan payable                        0
   Net Cash Flow From Financing Activities      0

Net Increase in Cash and Cash Equivalents  (13572)

Cash & Cash Equivalents at Beginning of the Period    237645

Cash & Cash Equivalents at the Ending of the Period   224085



------------------------------------------------
Notes: (a) The corporation has 70% equity interest in Shanghai
Union Auto-Bicycle Co., Ltd.





Item 2   Management's Discussion and Analysis of
Financial Condition and results of Operations

1. Results of Operarions

Lotus Pacific, Inc. has conducted no operational business in the U.S. during the three months ended December 31, 1995.
The result of operation of its subsidiary, Shanghai Union Auto-Bicycle Co. Ltd., is reflected in the enclosed quarterly financial statements.

2. Liabilities and Capital Resources

The Company has made contacts with several offshore companies exploring business opportunites.








Part II

Other Information

Item 1.     Legal Proceedings
                None.

Item 2.     Changes in the Rights of the Registrant's Holders
                None.

Item 3.     Defaults by the Registrants on its Senior Securities
                None.

Item 4.     Submission of Matters to A Vote of Securities Holders
                None.

Item 5.     Other Information
                None.








Signatures

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant had duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

Date: February 12, 1996

Lotus Pacific, Inc.

     /S/

Tom Gong
Vice President & Treasurer