Form 10-Q
period 1996-03-31
LOTUS PACIFIC INC
filed 1996-05-15
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-3272-W

LOTUS PACIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of Incorporation)

52-1947160
(I.R.S. Employer Identification Number)

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

(1) Yes _X_  No __

(2) Yes _X_  No __

As of March 31, 1996, the Registrant had outstanding 26,937,054 shares of Common Stock, par value $.001 per share and 4,300 shares of Series A Preferred Stock.






Lotus Pacific, Inc.

Table of Contents

Part I   Financial Information

Item 1:
Condensed Balance Sheet (4)
Condensed Income Statement (5)
Condensed Statement of Cash Flow (6)

Item 2:
Management's Discussion and Analysis of Financial
Condition and Results of Operations (8)


Part II   Other Information

Item 1: Legal Proceedings (9)
Item 2: Change in the Rights of the Registrant's Holders (9)
Item 3: Defaults by Registrants on its Senior Securities (9)
Item 4: Submission of Matters to a Vote of Securities Holder (9)
Item 5: Other Information (9)














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



Lotus Pacific, Inc.
Condensed Balance Sheets
March 31, 1996
(Unaudited)

           March 31, 1996   March 31, 1995
Assets
Current Assets
Cash          $  331,656      $  231,385
Accounts receivable   69,972           68,125
Other receivable      224,107          134,695
Inventories           399,201         471,156
Prepaid expenses      17,045          28,909
Total Current Assets  1,041,981       1,316,025
Fixed Assets (Net)    320,352        409,289
Construction in Process  6,568          5,116
Other Assets
Organization costs   21,351         21,351

Total Assets     1,390,252      1,316,025

Liabilities and Stockholders Equity
Current Liabilities
Short-term loan   542,169         703,976
Notes payable     16,887            0
Accounts payable  226,016         87,648
Taxes payable    (21,016)         527
Advances from Customers  3,874       6,283
Other payable   166,797      128,473
Total Current Liabilities  934,727   926,908

Minority Interest    73,495    53,573

Stockholders' Equity
Preferred Stock, $0.001 par value,  4     4
100,000 shares issued, 4,300 issued
& outstandingCommon Stock,
$0.001 par value, 50,000,000 shares
authorized, 26,937,054 issued &
outstanding      26,937     26,937

Additional Paid-in Capital   358,823  358,823

Retained Earnings (Deficit)  (3,735)  (50,221)

Translation Adjustment    0     0

Total Stockholders' Equity   382,029   335,543

Total Liabilities &
Stockholders' Equity      1,390,252   1,316,024



Lotus Pacific, Inc.
Condensed income Statement
for the Three Month Ending March 31, 1996
(Unaudited)

            March 31, 1996    March 31, 1995

Sales       $   349,443      $  185,126

Cost of Goods Sold  257,645         107,850

Gross Profit     91,797       77,277

Operating Expenses  (47,135)    (12,826)

Income from Operations   44,662    64,451

Other income (Expenses), Net
Miscellaneous Income (Expense)
Interest Expense, Net   (13,452) (73,921)

Net Income     31,210        (9,470)

Minority Interest Income   8,658     (2,841)

Consolidated Net Income  22,552   (6,629)

Gain/Loss Per Share       0      0








Lotus Pacific, Inc.
Statement of Cash Flow for
The Three months Ending March 31, 1996

Net Income         $   22,552

Additions:
Increase in accounts payable   116,033
Increase in other payable      3,599
Increase in accumulated depreciation 44,511

Subtractions:
Increase in accounts receivable   (7,923)
Decrease in prepaid expenses     2,197
Decrease in inventory        14,089
Increase in other receivable  (59,187)
Increase in tax receivable     874
Net Cash Flow From Operations (49,950)

Cash Flow Investment Activities:
Increase in Minority Interest   8,656
Issue Common Stock               0
Acquisition of Equipment        0
Net Cash Flow From Financing Activities  8,656

Cash Flow from Financing Activities:
Increase in notes payable    (37,831)
Increase in loan payable     0
Net Cash Flow From Financing Activities (37,831)

Net Increase in Cash and Cash Equivalents  107,571

Cash & Cash Equivalents at
Beginning of the Period          224,085

Cash & Cash Equivalents at
the Ending of the Period     331,656



Notes to Consolidated Financial Statements

1. Basis of Presentation
On September 29, 1995, Lotus pacific, Inc.
(the "Company") acquired shanghai Union Auto-
Bicycle Co., Ltd. which was accounted for as a purchase. All financial date of the Company, including the company's previously issued financial statements for the period presented in this Form-10-Q, have been restated to include the historical financial information of Shanghai Union Auto-Bicycle Co. Ltd.
in accordance with generally accepted accounting principles and pursuant to Regulated S-X.

The unaudited consolidated financial statements, prepared by the Company, include the accounts of the Company's subsidiary. In the opinion of management, these unaudited financial statements included all adjustments necessary for a fair presentation of the Company's financial positions of march 31, 1996, and the results of operation and cash flows for the quarter ended March 31, 1996.

These financial statements should be read in conjunction with the financial statements and related notes thereto for the fiscal year ended June 30, 1995 included in the Company's fiscal 1995 Form 10-K.

2. Net Income Per Share
Net income per common and equivalent share is computed based on the weight average number shares during the period.

3. Business Combination
On September 29, 1995, the Company acquired Shanghai Union Auto-Bicycle Co.,Ltd. By issuing 560,000 restricted shares of common stock for 70% equity interest of Shanghai Union Auto-Bycycle Co., Ltd. Shanghai Union Auto-Bicycle Co., Ltd. is licensed to manufacture and sell automated bicycles and parts. The acquisition was accounted for as a purchase.

4. Foreign Exchange
The financial Statements for the Company's subsidiary Shanghai Union Auto-Bicycle Co.,
Ltd. Operating in China are genearlly
measured by using the local currency,
Renminbi(RMB), as functional currency.
The exchange rate adopted in the translation of RMB to The U.S. dollar is applicable Bank of China official rate which would be settled by the Chinese government.



Item 2   Management's Discussion and Analysis of
Financial Condition and results of Operations

1. Results of Operarions

Lotus Pacific, Inc. has conducted no operational business in the U.S. during the three months ended March 31, 1996. The result of operation of its subsidiary, Shanghai Union Auto-Bicycle
Co. Ltd., is reflected in the enclosed quarterly financial statements.

2. Liabilities and Capital Resources

The Company continues to explore
offshore business opportunites.








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

Date: February 12, 1996

Lotus Pacific, Inc.

/S/

Thomas H. Gong
Vice President & Treasurer