Form 10KSB
period 1996-06-30
LOTUS PACIFIC INC
filed 1996-10-04
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 1996

( ) TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-3272-W

LOTUS PACIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of organization)

52-1947160
(I.R.S. Employer Identification Number)

235 Route 22 East, Greenbrook, New Jersey 08812
(Address of principal executive offices)

(908) 752-5899
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ____X____     No ________

The aggregate market value of the common stock held by non-affiliates as of June 30, 1996: Not Determinable.

Shares outstanding of the issuer's common stock as of June 30, 1996: 26,937,054 shares.

The issuer had $ 22,164 in revenue for the year ended June 30, 1996.


Part I

Item 1. Description of Business.

(a) General Development of Business

Lotus Pacific, Inc. (the "Registrant" or "Company"), was incorporated under the laws of the State of Delaware on June 25, 1985. The Registrant was organized to raise capital and to investigate and acquire any suitable asset, property or other business opportunity which, in the opinion of management, would be in the best interests of the Company.

In April 1987, the Company completed a public offering of securities registered on Form 3-18 with the Securities and Exchange Commission. The Company completed a business acquisition in January 1991, and pursued a specified business program until March 1993. In June 1993, the company disposed of all of its interests in other entities and ceased to have any business operations.

In September 1994, the Company completed a transaction wherein it sold 7,000,000 shares of its common stock
(after giving effect to a 1 for 50 reverse stock split) for $7,000, and sold 43,000 shares of Series A Preferred
Stock for $43,000 to Lotus International Holding Corp.
The company also sold 1,000,000 shares of common stock to other persons for $1,000. In connection with said transactions the Company appointed new officers and directors and changed its corporate name to Lotus Pacific, Inc.

In March 1995, the Company issued 18,000,000 shares of its common stock to Lotus International Holding
Corp. for $180,000.

In September 1995, the Company entered into a Stock Exchange Agreement wherein it acquired a 70% equity interest in Shanghai Union Auto-Bicycle C., Ltd.
("Shanghai Union"), a company located in Shanghai, China.
The registrant issued 560,000 restricted shares of its common stock as the sole consideration given for the 70% interest in Shanghai Union. In June 1996, the registrant entered into a second Stock Exchange
Agreement wherein it exchanged the 70% equity interest in Shanghai Union with a Hong Kong company for 112,000 shares of common stock of Rightiming Electronics
Corp., a Delaware corporation.

The Company currently has 26,937,054 shares of common stock issued and outstanding.

(b) Financial information about Industry Segments

The registrant does not presently have separate industry segments.

(c) Narrative Description of the Business.

The Company's business plan is to seek one or more potential business ventures, which, in the opinion of management, my warrant involvement by the company.
The Company will only acquire business which can generate or provide audited financial statements.
The company recognizes that because of its limited financial, managerial and other resources, the number of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature, including, but not limited to, finance, high technology, manufacturing, natural resources, service, research and development, communications, insurance, brokerage, transportation and others. Management's discretion is unrestricted and it may participate in any business venture whatsoever, which may meet the business objectives discussed herein. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

Item 2. Properties.

The registrant has the total cash assets of $213,081.83 as of June 30, 1996. The Company holds 112,000 shares of common stock of Rightiming Electronics Corp., a Delaware nonpublic company which designs and manufactures electronic software in New Jersey and China. The
Company currently is provided office space by its directors.

Item 3. Legal Proceedings.

There are not currently any material pending legal proceedings, to which the registrant is a party or to which any of its property is subject and no such proceedings are known to be the registrant to be threatened or contemplated by or against it.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise during the 4th quarter of the fiscal year covered by this report.

Part II

Item 5. Market  for Common Equity and Related Stockholder Matters

(a) Market Information.

The registrant's common stock is listed on the Electronic
Bulletin Board, and there were 13,800 shares traded on the market in the past fiscal year.

(b) Holders.

The approximate number of holders of the registrant's common stock as of 1996 is 193.

(c) Dividends.

The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Company was incorporated June 25, 1985, for the purpose of investing in any and all types of assets, properties, and business. On September 29, 1995, the registrant entered into a stock exchange agreement wherein it acquired 70% equity interest in Shanghai Union
Auto-Bicycle Co., ltd., a company incorporated and operated in Shanghai, People's Republic of China. As the management of the registrant found that the offshore company did not generate sufficient revenues and profit as the registrant expected in the nine month period, the registrant entered into a stock exchange agreement on June 28, 1996 wherein it exchanged the 70% equity interest in Shanghai Union Auto-Bicycle Co., Ltd.
for 112,000 shares of common stock of Rightiming
Electronics Corp., a Delaware nonpublic company.
The registrant's plan of operation is to pursue a business combination with one or more existing business operations.

Item 7. Financial Statements.

See attached audited financial statements.

Item 8. Changes In and Disagreements with Accounting and Financial Disclosure.

The Registrant appointed the accounting firm of Schiffman, Hughes & Brown to serve as the independent auditors of its year end financial statements starting from its fiscal year of 1995. To the best knowledge of current management, the Registrant did not use an auditor for its fiscal year prior to 1995 and therefore had no auditors.

To the best knowledge of current management, no adverse opinion, disclaimer of opinion, qualification or modification as to uncertainty, audit scope or accounting principles exists in any report of any prior auditors on the financial statements of the registrant except with respect to the Company's ability to go forward as a going concern.

Part III

Item 9. Directors, Executive officers, Promoters and
Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identification of directors and executive officers.

The current directors of the registrant, who will serve until next annual meeting, or until their successors are elected or appointed and qualified, and the current executive officers are set forth below:

Name   Age   Date Appointed   Position

Shuren Lu   66   September 1994   Chairman, President & Director

Mutao Xiong  66  September 1994  Vice President & Director

Jiayin Lu 68  September 1994  Director

Yeechin  Shiong  41  September  1994  Secretary

Tom H. Gong  39  June 1994   Vice President and Treasurer

(b) Significant employees.

The registrant has no significant employees.

(c) Family Relationships.

Jiayin Lu is the wife of Shuren Lu.

(d) Business Experience.

(1) Background

Shuren Lu. Mr. Shuren Lu has been General Manager of Shanghai Harmony Chemical Co. since 1989.
Shuren Lu was a Senior Manager in Shanghai Telephone
& Telegraph Co. from 1979 to 1989. He served as a
Chief Engineer in China Second Ministry of Machinery from 1959 to 1979. He served as an administrative manager of Shanghai Telephone & Telegraph Co. from
1952 to 1959 where he was responsible for administrative functions and corporate planning. Shuren Lu was graduated from Fudan University, Shanghai, China in 1951 with a Bachelor of Science Degree in Wireless Communications.

Mutao Xiong. Mutao Xiong is currently a director of Shanghai Harmony Chemical Co. From 1952 to 1990, he worked in Shanghai Shipping Corp. as Pilot, First Mate and Captain. Mutao Xiong was graduated from Dalian
Navigation College, China in 1952 with a Bachel or Degree in Nautical Engineering.

Jiayin Lu. Jiayin Lu is currently a Senior Consultant of
Shanghai Harmony chemical Co. with responsibilities for marketing development, sales, business planning and public relations. She was an English Teacher in Shanghai T.V.
University between 1984 and 1989. She acted as a Provost of Shanghai Guizhou High School from 1961 to 1984.
She was an Administrative Manager of Shanghai Housing &
Real Estate Co. from 1951 to 1961. Jiayin Lu was graduated from Saint Jones University, Shanghai, China in 1951 with a Bachelor Degree in Journalism.

Yeechin Shiong. Yeechin Shiong is currently Treasurer of Shanghai Green Valley, Inc. (U.S.A.), a position she has had since 1992. From 1988 to 1991, she was an accountant at American Fly Corp. Yeechin Shiong graduated from the University of San Francisco, California, after studying accounting for two years between 1986 and 1988. She graduated in 1978 from Fudan
University, Shanghai, China, where she majored in Library Science.

Thomas H. Gong. Tom Gong was elected as Vice President and Treasurer of the Company. He currently serves as a Director and Vice President of the U.S. Securities &
Futures Corp., a brokerage firm in New York City. He has been with U.S. Securities & Futures Corp. since 1993. He was a financial analyst for Rightming Investment Corp.
between 1992 and 1993. He was a Research Fellow in Shanghai Institute for International Studies specializing in international trade and monetary systems between 1982 and 1989. He graduated from Johns
Hopkins University School of Advanced International
Studies in 1992 with a Master's Degree in International
Economics and American Foreign Policy.

(2) Directorships

Except as described herein none of the registrant's directors, not any person nominated or chosen to become a director holds any other directorships in any other company with class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

(e) Involvement in Certain Legal Proceedings.

None of the officers or directors have been involved in any material legal proceedings which occurred within the last five years of any type as described in Section 401(f) or Regulation S-K.

Item 10. Executive Compensation.

(a) Cash Compensation.

During the last two fiscal years, none of the registrant's officers or directors individually received any salary, wage or other compensation.
During the current fiscal year the registrant has no present plans to pay compensation to officers or directors.

(b) Compensation Pursuant to Plans

There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the registrant.

(c) Other Compensation.

None.

(d) Compensation to Directors.

None.

Item 11. Security Ownership of Certain Beneficial Owners & Management.

The Company has 26,937,054 shares of common stock outstanding and 4,300 shares of Series A Preferred
Stock outstanding. All of the series A Preferred Stock and 25,000,000 shares of the common stock are owned by Lotus International Holding Corp. the Company has no other holders of 5% or more of its common stock and none of its officers and directors own shares individually.

Each share of Series A Preferred Stock has one vote per person.

Shuren Lu and Mutao Xiong constitute the two sole directors of Lotus International Holdings Corp.
and are also principal shareholders of that entity. Yeechin
Shiong is the Secretary of the Company and Lotus
International Holdings Corp. Therefore, all three of these persons would each be deemed to be a beneficial owner of the Company's capital stock owned by Lotus
International Holding Corp.

There are no arrangements including pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12. Certain Relationships & Related Transactions.

In September 1994, the company issued 7,000,000 shares of common stock for $7,000 and 4,300 shares of Series A Preferred Stock for $43,000 to Lotus
International Holding Corp. ("LIHC"), at which time LIHC became the parent corporation of the Registrant. In April 1995, LIHC purchased an additional 18,000,000 shares of common stock for $180,000.

Item 13.  Exhibits and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

1. Audited Financial Statements for the year ended June
30, 1996 and 1995 are included as part of this report.

2. Financial Statement Schedules.

None.

3.  Exhibits.

None.

(b) Reports on form 8-K.

The Registrant filed a Form 8-K report as of June
28, 1996, wherein it reported under Item 2, the exchange of its 70% equity interest in Shanghai Union Auto-Bicycle
Co., Ltd. with a company in Hong Kong for 112,000 shares of common stock of Rightiming Electronics Corp., a Delaware corporation.

Signature

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant had duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

Date: September 25, 1996

Lotus Pacific, Inc.

/S/
__________________________
Shuren Lu, President & CEO

/S/
__________________________
Tom Gong, Vice President & Treasurer


Pursuant to the requirements of the Securities Exchange Act
1934, this report has been signed below by the following persons on behalf of the registrants and in capacities and on the dates indicated.

Date: September 25, 1996

/S/
____________________________
Shuren Lu, Director

Date: September 25, 1996

/S/
____________________________
Jiayin Lu, Director


LOTUS PACIFIC, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 1996 AND 1995



INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Lotus Pacific, Inc.

We have audited the accompanying balance sheets of Lotus
Pacific, Inc. as of June 30, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lotus Pacific, Inc. as of June
30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/

Schiffman Hughes Brown
Blue Bell, Pennsylvania
September 16, 1996

LOTUS PACIFIC, INC.

BALANCE SHEETS

JUNE 30, 1996 AND 1995

       	ASSETS

						1996		   1995

Current Asset:

  Cas							$ 213,082		$ 221,408

Investmen	   172,395		     -0-

Total assets			$ 385,477		$ 221,408

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable		$  -0-		$ 4,400

Stockholders' equity:

Common stock (Note 3)		26,937	 26,347

Preferred stock, Series A (Note 3)	4			 4

Additional paid in capital	 367,71		  222,002

Accumulated deficit		(9,181		   (31,345)

Total stockholders' equity  385,477		  217,008

                         $ 385,477		$ 221,408


See independent auditor's report and notes to financial statements


LOTUS PACIFIC, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

  	1996			1995

Sales								$  -0-			$  -0-

Operating expenses				(17,934)		(16,870)

Operating loss		(17,934)		(16,870)

Interest income			11,008	 		2,878

Equity in earnings of
unconsolidated subsidiary					29,090   _____

Net income  (loss) 	$ 22,164 		$ (13,992)

Earning (loss) per share 		$.00		$   (.01)

Weighted average shares			26,799,387 		6,859,900

See independent auditor's report and notes to financial statements


LOTUS PACIFIC, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

     Common       Preferred                  Additional
     Shares  		   Shares		 	                 paid-in
     Outstanding  Outstanding  Amount        Capital    Deficit  Total

Balance, June 30, 1994
      17,352,700			            17,353       	  524,431	 	(541,784)	-0-

Reverse stock split
     (17,005,646)	          		(17,006)	       17,006		          		-0-

Issuance of common stock
      26,000,000		             	26,000     	  162,000    	-0-

Issuance of preferred stock,
 Series A				         4,300		       4	         42,996			         43,000

Quasi-reorganization						                   (524,431)	524,431

Net loss for the year
ended June 30, 1995	 -0-		-0-  -0-  -0-	 (13,992)	 (13,992)

Balance, June 30, 1995
         26,347,054 	4,300		26,351	 $ 222,002	$ (31,345)  $217,008

Issuance of common stock    590,000  590 	 145,715  146,305

Net income for the year
ended June 30, 1996
                      ___   ___  ___   22,164       22,164
             26,937,054  4,300  26,941   367,717   $9,181  $385,477

See independent auditor's report and notes to financial statements


LOTUS PACIFIC, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 11996 AND 1995

			 	1996 			1995

Cash flows from operating activities:
 Net income (loss) 			$22,164		$(13,992)
Equity in earnings of unconsolidated subsidiary		 (29,090)  __
Adjustments to reconcile net loss to net cash:
Increase (decrease) in accounts payable 	(4,400)   4,400
Cash used in operating activities		 (11,326) 	  (9,592)

Cash flows from financing activities:
 Issuance of common stock				146,305  188,000
 Issuance of preferred stock  ___  43,000
Net cash provided by financing activities 	146,305  231,000

Cash flows used for financing activities:
 Investment in subsidiary		143,305
Net increase (decrease) in cash		(8,326)  221,408

Cash, beginning  		221,408  		-0-

Cash, ending 				$213,082 		$221,408

Non-cash investing activities:
Issuance of stock			$143,305  __

Non-cash financing activities:
Issuance of stock for services				$3,000 ___

See independent auditor's report and notes to financial statement


LOTUS PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996

1. Organization:

The Company's business is to seek one or more potential business ventures, which, in the opinion of management may warrant involvement by the Company. The Company had no business operations during the year ended June 30, 1995 but continued to investigate business opportunities.
During the year ended June 30, 1996 the Company acquired a 70% interest in Shanghai Union Auto Bicycle Co. , Ltd.
which it exchanged for a 5% interest in Rightiming
Electronics Corp. The Company is continuing to investigate business opportunities.

2. Summary of significant accounting policies:

Investment in minority-owned unconsolidated subsidiary.

The Company recorded its 5% investments in Rightiming
Electronics Crop. at cost.

3. Issuance of stock:

The Company, on September 13, 1994, effectuated a 1 for 50 reverse stock split, lowering shares outstanding from 17,352,700 to 347,054, along with amending its Certificate of Incorporation to authorize 50,000,000 shares of common stock at $.001 par value, 100,000 shares of preferred stock at $.001 par value and 4,300 shares of Series A preferred stock at $.001 par value. The Series
A preferred stock has a preference of a $10 per share stated value upon liquidation of the Company.

On September 26, 1994, the company sold 7,000,000 shares of its common stock and 4,300 shares of its Series A preferred stock to Lotus International Holdings
Corp. for aggregate consideration of $50,000.
All shares authorized have a par value of $.001 per share.

On September 27, 1994, the Company issued 320,000 shares of its common stock to 10 various individuals and another 680,000 shares of its common stock to U.S. Securities and Futures Corp. for $.001 per share for total consideration of $1,000.

The Company sold 18,000,000 shares of its common stock at $.001 per share to Lotus International Holdings
Corp. on March 28, 1995 for aggregate consideration of $180,000.

On September 25, 1995 the Company issued 590,000 shares of its common stock in exchange for an interest common stock of another company and fees.

4. Quasi-Reorganization:

On July 1, 1994, the Company went through a quasi-reorganization in which the accumulated deficit was reduced by $524,431.

5. Acquisitions and dispositions:

On September 25, 1995 the Company exchanged 560,000 shares of its common stock for a seventy percent equity interest in shanghai Union (Shanghai Union) Auto Bicycle Co., Ltd.
in shanghai Peoples Republic in China. At September 25, 1995 Shanghai Union had stockholders' equity of $204,721, 70% thereof was $143,305.

On June 28, 1996 the company exchanged its investment in Shanghai Union for 5% of the outstanding common stock of Rightiming Electronics Corp. (Rightiming). Rightiming was incorporated to design and manufacture electronic software and other products to the marketed in the Far
East. Five percent of Rightiming's stockholders' equity was $268,018 upon the date of acquisition. The company recorded its investment in Rightiming at the value of its investment in Shanghai Union, on the date of the exchange, $172,395.

6. Income taxes:

At June 30, 1996, the Company had net operating loss carryforwards totaling $ 43,700 available to offset future taxable income. The carryforward will begin to expire in 2008.