Form 10-Q
period 1996-09-30
LOTUS PACIFIC INC
filed 1996-11-22
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 1996

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-3272-W

LOTUS PACIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of organization)

52-1947160
(I.R.S. Employer Identification Number)

235 Route 22 East, Greenbrook, New Jersey 08812
(Address of principal executive offices)

(908) 752-5899
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes__X__	No___
(2) Yes__X__ No___

As of September 30, 1996, the Registrant had outstanding
26,937,054 shares of Common Stock, par value $.001 per share and 4,300 shares of Series A Preferred Stock.


LOTUS PACIFIC, INC.

Table of Contents

PART I  Financial Information
Item 1:

Consolidated Balance Sheets  (4)

Consolidated Statement of Operation (5)

Consolidated Statement of Cash Flows (6)

Item 2:
Management's Discussion and Analysis of Financial
Condition and Results of Operations (7)

PART II  Other Information (8)
Item 1. Exhibits (8)



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

LOTUS PACIFIC, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 1996
(Unaudited)

ASSETS

         		September 30, 1996		September 30, 1995 (Note 1)

CURRENT ASSETS

Cash                  $215,560       $ 237,657
Accounts receivable	    			  0   		     62,628
Other receivable		 		        0         126,657
Inventories			                0		   408,964
Prepaid expenses		  		  0               22,580
Total Currents Assets				   0	  	    858,486
FIXED ASSETS (NET) 			  0            331,149
CONSTRUCTION IN PROCESS		   0		        6,568
OTHER ASSETS			    172,395 (Note 2)
Organization costs		   		  0		      21,350
TOTAL ASSETS			       387,955		1,217,253

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITY
Short-term loans				  0 		 $ 542,169
Notes payable					  0   		      54,718
Accounts payable 		  0        115,388
Taxes payable	  	  0       (22,771)
Advances from customers 			  0	    3,874
Other payable   		  0 		     105,566
Total Current Liabilities		  0     798,944

MINORITY INTEREST  	  0     61,416

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value,
100,000 shares authorized, issued and outstanding 4  4
Common Stock, $.001 par value,
50,000,000 shares authorized, issued and outstanding 26,937  26,937
Additional paid-in capital    367,717     355,972

Retained Earnings (Deficit)   (6,703)     (26,020)
Total Stockholders' Equity   387,955     357,193
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY 387,955   1,217,253

The accompanying notes are an integral part of these consolidated financial statements.


LOTUS PACIFIC, INC.
CONSOLIDATED STATEMENT OF OPERATIONS FOR
THE THREE MONTH  ENDING SEPTEMBER, 1996

					September 30, 1996		September 30, 1995

Sales     			0	  			$ 641,176

Cost of Goods Sold  	0    382,367

Gross Profit   	0	 			   258,809

Operating Expenses	  	0    (128,367)

Income from Operations  			0	  130,542

Other income (Expenses), Net
Miscellaneous Income (Expense)
Interest Expense, Net			        834				 (120,187)

Net Income				        834				     10,355

Minority Interest Income (a)   0      5,030

Consolidated Net Income	   834	       5,325

Gain/Loss Per Share    0.00         0.00




LOTUS PACIFIC, INC.
STATEMENT OF CASH FLOWS FOR
THE THREE MONTHS ENDING SEPTEMBER 30, 1996


              September 30, 1996	September 30, 1995

CASH FLOW FROM OPERATION ACTIVITIES

Net Income				       $ 834			$  5,325

Additions:

Increase in accounts payable			0			110,988
Increase in other payable			0			105,988
Increase in customer advance  0   3,874

Subtractions:
Increase in accounts receivable		0			(62,628)
Increase in prepaid expenses			0			(22,580)
Increase in inventory				0		          (408,964)
Increase in other receivable			0	   (126,657)
Increase in tax receivable			0			(22,771)
Increase in other assets			0			(21,350)
Net Cash Flow From Operations		0		          (439,197)

CASH FLOW FROM INVESTING ACTIVITIES:
Increase in minority interest			0			  61,416
Issue common stocks				0			134,560
Acquisition of equipment			0			(337,717)
Net Cash Flow From Financing Activities	0			596,887

CASH FLOW FROM FINANCING ACTIVITIES:
Increase in notes payable			0  	  54,718
Increase in loan payable			0			542,169
Net Cash Flow from Financing Activities	0			 596,887
NET INCREASE IN CASH AND CASH EQUIVALENTS	 834	   15,949

CASH & CASH EQUIVALENT AT BEGINNING OF THE PERIOD 214,726	221,408
CASH & CASH EQUIVALENT IN ENDING OF THE PERIOD  15,560   237,657



Notes:

Note 1: The company had 70% equity interest in Shanghai Union Auto-Bicycle Co, Ltd. The minority interest adjustment was based on the book value of the acquired net assets by the end of September 1995 which was deemed to be the fair value.

Note 2: On June 28, 1996, the Company exchanged its investment in Shanghai Union for 5% of the outstanding common stock of Rightiming Electronics Corp. (Rightiming). Rightiming was incorporated to design and manufacture electronic software and other products to be marketed in the Far East. Five percent of Rightiming's stockholder's equity was $268,018 upon the date of acquisition. The Company recorded its investment in Rightiming at the value of its investment in Shanghai Union, on the date of the exchange, $172,395.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Results of Operation

The company is not in operation. The company is currently looking for business opportunities both in the U.S. and in the Far East.

Liability and capital Resources

As of September 30, 1996, the Corporation has 26,937,054 shares of common stock outstanding and 4,300 shares of Series A Preferred Stock outstanding.

Part II

OTHER INFORMATION

Item 1  Exhibits.

None.



SIGNATURE

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.


Lotus Pacific, Inc.


By: (s) Tom H. Gong
Vice President and Treasurer

Dated:  November 8, 1996