Form 10-Q
period 1997-03-31
LOTUS PACIFIC INC
filed 1997-05-15
CIK 789945

1SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-3272-W

LOTUS PACIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of organization)

52-1947160
(I.R.S. Employer Identification Number)

200 Centennial Avenue, Suite 1, Piscataway, New Jersey 08854
(Address of principal executive offices)

(908) 885-1970
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes__X__	No____
(2) Yes	_X__	No____

As of March 31, 1997, the Registrant had outstanding 26,937,054 shares of Common Stock, par value $.001 per share and 4,300 shares of Series A Preferred Stock.






LOTUS PACIFIC, INC.

Table of Contents

PART I  Financial Information

Item 1:

Consolidated Balance Sheets  (4)

Consolidated Statement of Operation (5)

Consolidated Statement of Cash Flows (6)

Item 2:

Management's Discussion and Analysis of Financial

Condition and Results of Operations (8)

PART II  Other Information (8)




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

LOTUS PACIFIC, INC.

CONSOLIDATED BALANCE SHEETS (Note 1)

March 31, 1997

(Unaudited)

ASSETS

                        			March  31, 1997      March 31, 1996

CURRENT ASSETS
Cash						                       $ 450,414			   $ 331,656
Accounts receivable	 			           131,390	 		     69,972
Other receivable	  				                  0	       224,107
Inventories		  				                      0	  		   399,201
Prepaid expenses	  			                 474 			     17,045
Total Currents Assets	  	     		   582,278		   	1,041,981
FIXED ASSETS (NET)		         	       4,323		  	   320,352
CONSTRUCTION IN PROCESS			  			          0          6,568
OTHER ASSETS				                   172,395 (Note 2)	 	  0
Organization costs			 	              1,614		 	     21,351
TOTAL ASSETS				                   760,609	   		1,390,252

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITY
Short-term loans		                 			   0   			  542,169
Notes payable						                      0   		    16,887
Accounts payable	 			              326,022		      226,016
Taxes payable		 			                  1,991	       (21,016)
Advances from customers				              0   	      3,874
Other payable	         			 	         	   0		   	  166,797
  Total Current Liabilities			     328,012		   	  934,727
MINORITY INTEREST				                    0			      73,495

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value,
100,000 shares authorized,
issued and outstanding                   4              4
Common Stock, $.001 par value,
50,000,000 shares authorized,
issued and outstanding              26,937 	       26,937
Additional paid-in capital		       367,717		      358,823
Retained Earnings (Deficit) 	       37,939	 		     (3,735)
Total Stockholders' Equity		  	    432,597  	 	   382,029
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  760,609	 	1,390,252

The accompanying notes are an integral part of these consolidated financial statements.





LOTUS PACIFIC, INC.

CONSOLIDATED STATEMENT OF OPERATIONS FOR
THE THREE MONTH  ENDING MARCH 31, 1997


                   						March 31, 1997		   March 31, 1996



Sales		                 				$ 590,099		     	$ 349,443
Cost of Goods Sold				        524,691		    	   257,645
Gross Profit					              65,408			        91,797
Operating Expenses				         22,247	   		     47,135
Income from Operations			      43,161		   	     44,662
Other income (Expenses), Net
Miscellaneous Income (Expense)
Interest Expense, Net	  		      1,830          (13,452)
Net Income			            		    44,991		    	    31,210
Minority Interest Income 				       0	           8,658
Consolidated Net Income     	  44,991	     	    22,552
Gain/Loss Per Share	      			    0.00	    	       0.00



LOTUS PACIFIC, INC.
STATEMENT OF CASH FLOWS FOR
THE THREE MONTHS ENDING
MARCH 31, 1997

                          						March 31, 1997	   March 31, 1996



CASH FLOW FROM OPERATION ACTIVITIES
Net Income		                      		 	$ 44,991		    	$  22,552
Increase in accounts payable		        	325,979	    		  116,033
Increase in other payable			                 0  			      3,599
Increase in accumulated depreciation      	185          44,511
Increase in tax payable		           	    1,991	 		         874
Increase in accounts receivable 	     (131,390)       		(7,923)
Increase in prepaid expenses	      		     (474)		 	      2,197
Increase in inventory				                    0	         14,089
Increase in other receivable			              0	        (59,187)
Net Cash Flow From Operations		        241,282			      114,193

CASH FLOW FROM INVESTING ACTIVITIES:
Increase in minority interest		           	 	0		 	       8,656
Issue common stocks		                     			0		             0
Acquisition of equipment	          		   (4,422)              0
Organization cost		                	    (1,699)		        		  0
Net Cash Flow From Financing Activitie  (6,121)	        	8,656

CASH FLOW FROM FINANCING ACTIVITIES:
Increase in notes payable				                0	  		    (37,831)
Increase in loan payable				                 0			            0
Net Cash Flow from Financing Activities		    0	        (37,831)

NET INCREASE IN CASH AND CASH EQUIVALENTS   235,160	   107,571
CASH & CASH EQUIVALENT AT
BEGINNING OF THE PERIOD             	  215,254	   		   224,085
CASH & CASH EQUIVALENT
IN ENDING OF THE PERIOD 	            	 450,414		  	    331,656




Notes to Financial Statements:

Note 1. The consolidated financial statements include the financial statements for Lotus Pacific, Inc. and its two wholly owned subsidiaries, Richtime Far East Ltd. and Regent
Electronics Corp. Pooling of interest method is used in consolidation, which is in accordance with APBO 16.

Note 2.  The Company recorded its 5% investments in Rightiming
Electronics Corp. at cost, which is $ 172,395.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

Change of Management

In January 1997, the Company changed all of directors and officers as a result of the change in the majority ownership. The new management has extensive experience in international trade, particularly in the Far East Asia. The Company's new business operation is closely tied to the expertise that the new management brought to the firm. A Form 8-K regarding the names and experience of the newly elected directors and officers was filed with SEC on January 28, 1997.

Establishment of Subsidiaries

In January, 1997, the Company set up a wholly owned subsidiary, Richtime Far East Ltd., in Hong Kong. The Company invested $ 100,000 in Richtime as its starting capital, and appointed James Liu as its President and James Yao as its Treasurer and Secretary. The purpose of setting up Richtime is to make the Company operational in garment industry, and particularly in high-quality sports wear.

In January, 1997, the Company incorporated another wholly owned subsidiary, Regent Electronics Corp., in the State of Delaware. The company appointed James Yao as its President and Gu Huang as its Treasurer and Secretary. The subsidiary is actively looking into opportunities of getting access to China's market of consumer electronics products.

Results of Operation

Starting from January 1997, Richtime Far East Ltd., the Company's wholly owned subsidiary, is operating import and export business in garment in Hong Kong. Garment industry is a highly competitive industry, and market access requires targeting at specialty in design and manufacture for a startup company. As a test of market access, Richtime focuses on import and export of high-quality sports wear, in which the management of Richtime has many years of experiences.

Basically, Richtime takes customer orders mainly from the U.S. and European countries, and contracted the orders to the manufacturers located in Nanjing City, Jiangsu Province and other China's cities. The result of the first quarter's operation brought into the Company about $ 59,800 net income. The management of Richtime is looking for expanding opportunities.

During the past three months, Regent Electronics Corp., the Company's wholly owned subsidiary, did not have business operations. The subsidiary, however, is actively looking for opportunities in manufacturing and marketing internet-related products in China and other Far East Asian countries.


PART II

OTHER INFORMATION

Item 1  Legal Proceedings

None.

Item 2   Change of Securities

None.

Item 3   Defaults Upon Senior Securities

None.

Item 4   Submission of Matters to A Vote of Security Holder

None.

Item 5   Other Information

None.

Item 6   Exhibits and Reports on Form 8-K

A Form 8-K was filed with SEC on January 28, 1997.


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.

							Lotus Pacific, Inc.

							/s/ James Yao, President

							/s/ Gu Huang, Secretary & Treasurer

							Dated:  April 15, 1997