Form 10-Q
period 1996-12-31
LOTUS PACIFIC INC
filed 1997-05-21
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1996

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

(1) Yes__X__	No_____

(2) Yes	__X__	No_____<:P12,2,>

As of December 31, 1996, the Registrant had outstanding 26,937,054 shares of Common Stock, par value $.001 per share and 4,300 shares of Series A Preferred Stock.


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

LOTUS PACIFIC, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 1996
(Unaudited)

ASSETS

        December 31, 1996         December 31, 1995 (Note 1)

CURRENT ASSETS

Cash			$ 215,254				$ 224,085

Accounts receivable	  0  	     62,049

Other receivable	   0	     164,920

Inventories		  0				   413,288

Prepaid expenses	    0		       19,242

Total Currents Assets	   0		  883,584

FIXED ASSETS (NET)	 0			   323,951

CONSTRUCTION IN PROCESS	 0	   6,568

OTHER ASSETS	172,395 (Note 2) 		     	0

Organization costs	  0		    21,351

TOTAL ASSETS	 387,649		      1,235,454

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITY

Short-term loans	 0 				  542,169

Notes payable		 0   				    54,718

Accounts payable	   0			     109,983

Taxes payable		  0 	         (21,890)

Advances from customers 	0	       3,874

Other payable       0   			  122,287

Total Current Liabilities	0			  811,141

MINORITY INTEREST	   0		      64,838

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value,
100,000 shares authorized, issued and outstanding  4   4

Common Stock, $.001 par value,
50,000,000 shares authorized, issued
and outstanding                    26,937 	   26,937

Additional paid-in capital  	367,717		 358,823

Retained Earnings (Deficit)  (7,009)  	 (26,287)

Total Stockholders' Equity	  387,649	  	 359,477

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  387,649  1,235,454

The accompanying notes are an integral part of these consolidated financial statements.



LOTUS PACIFIC, INC.

CONSOLIDATED STATEMENT OF OPERATIONS FOR
THE THREE MONTH  ENDING DECEMBER, 1996

         December 31, 1996		December 31, 1995

Sales            0            136,478

Cost of Goods Sold  	0				   112,065

Gross Profit   		0				    24,414

Operating Expenses 	0	 			   (17,994)

Income from Operations	 0	    6,420

Other income (Expenses), Net
Miscellaneous Income (Expense)
Interest Expense, Net    631     (7,295)

Net Income     		631        (875)

Minority Interest Income (a)  	 0	     608

Consolidated Net Income      631	     (267)

Gain/Loss Per Share	     0.00 		       0.00



LOTUS PACIFIC, INC.
STATEMENT OF CASH FLOWS FOR
THE THREE MONTHS ENDING
DECEMBER 31, 1996

         December 31, 1996	December 31, 1995

CASH FLOW FROM OPERATION ACTIVITIES

Net Income		       $ 631			$  (267)

Additions:
Increase in accounts payable   	0			  (5,405)
Increase in other payable	 43			  16,721
Increase in customer advance	     0		     0

Subtractions:
Increase in accounts receivable    0		    579
Increase in prepaid expenses    0       3,338
Increase in inventory    		0		   (4,324)
Increase in other receivable	   0		   (38,263)
Increase in tax receivable   	0			     (881)
Increase in other assets   	0   	    4,310

Net Cash Flow From Operations	   674		    (16,994)
CASH FLOW FROM INVESTING ACTIVITIES:
Increase in minority interest	  0			   3,422
Issue common stocks    		0			          0
Acquisition of equipment    	0		         0
Net Cash Flow From Financing Activities	0	   3,422

CASH FLOW FROM FINANCING ACTIVITIES:
Increase in notes payable	    0			          0
Increase in loan payable    	0			          0
Net Cash Flow from Financing Activities	   0	     0
NET INCREASE IN CASH AND CASH EQUIVALENTS   674	 (13,572)

CASH & CASH EQUIVALENT AT
BEGINNING OF THE PERIOD       214,579	      237,657
CASH & CASH EQUIVALENT
IN ENDING OF THE PERIOD       215,254      224,085

Notes:

Note 1: The company had 70% equity interest in Shanghai Union Auto-Bicycle Co., Ltd. The minority interest adjustment was based on the book value of the acquired net assets by the end of September 1995 which was deemed to be the fair value.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND

ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

Results of Operation

The company is not in operation. The company is currently looking for business opportunities both in the Far East and in the U.S.



PART II

OTHER INFORMATION

Item 1  Exhibits.

None.




SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.

Lotus Pacific, Inc.

By:  (s) Tom H. Gong
Vice President and Treasurer

Dated:  January 10, 1997