Form 10KSB/A
LOTUS PACIFIC INC
filed 1997-07-28
CIK 789945

SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC 20549
                          Form 10-KSB/A

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

           Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act: None

    Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.	Yes  ___X___
No ________

     The aggregate, market value of the common stock held by non-affiliates as ofJune 30, 1996: Not Determinable.

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

     In March 1995, the Company issued 18,000,000 shares of its common stock to Lotus International Holdings Corp. for $180,000.

     In September 1995, the Company entered into a Stock Exchange Agreement wherein it acquired a 70% equity interest in Shanghai Union Auto-Bicycle Co., Ltd. ("Shanghai Union"), a company located in Shanghai, China. The regi-strant issued 560,000 restricted shares of its common stock as the sole consideration given for the 70% interest in Shanghai Union. In June 1996, the registrant entered into a second Stock Exchange Agreement wherein it exchanged the 70% equity interest in Shanghai Union with a Hong Kong company for 112,000 shares of common stock of Rightiming Electronics Corp., a Delaware corporation.

      The Company currently has 26,937,054 shares of common stock issued and outstanding.

      (b) Financial information about Industry Segments

      The registrant does not presently have separate industry segments.

      (c) Narrative Description of the Business.

      The Company's business plan is to seek one or more potential business ventures, which, in the opinion of management, may warrant involvement by the company. The Company will only acquire business which can generate or provide audited financial statements.The company recognizes that because of its limited financial, managerial and other resources, the number of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature, including, but not limited to, finance, high technology, manu-facturing, natural resources, service, research and development, communications, insurance, brokerage, transportation and others. Management's discretion is unrestricted and it may participate in any business venture whatsoever, which may meet the business objectives discussed herein. It is emphasized that the business objectives discussed are extremely general and are notintended to be restrictive upon the discretion of management.

Item 2. Properties.

   The registrant has the total cash assets of $213,081.83 as of June 30, 1996. The Company holds 112,000 shares of common stock of Rightiming Electronics Corp., a Delaware nonpublic company which designs and manufactures electronic software in New Jersey and China. The Company is currently provided office space by its directors.

Item 3. Legal Proceedings.

    There are not currently any material pending legal proceedings, to which the registrant is a party or to which any of its property is subject and no such proceedings are known to be the registrant to be threatened or contemp-lated by or against it.

Item 4. Submission of Matters to a Vote of Security Holders

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

    (c) Dividends.

     The registrant has not paid any cash dividends to date and does not antici pate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

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

    Mutao Xiong, Mutao Xiong is currently a director of Shanghai Harmony Chemical Co. From 1952 to 1990, he worked in Shanghai Shipping Corp. as a Pilot, First Mate and Captain. Mutao Xiong was graduated from Dalian Naviga-tion College, China in 1952 with a Bachelor Degree in Nautical Engineering.

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

        None.

    (d) Compensation to Directors.

        None.

Item 11. Security Ownership of Certain Beneficial Owners & Management.

    The Company has 26,937,054 shares of common stock outstanding and 4,300 shares of Series A Preferred Stock outstanding. All of the series A Preferred Stock and 25,000,000 shares of the common stock are owned by Lotus International Holdings Corp. the Company has no other holders of 5% or more of its common stock and none of its officers and directors own shares individually.

     Each share of Series A Preferred Stock has one vote per person.

     Shuren Lu and Mutao Xiong constitute the two sole directors of Lotus International Holdings Corp. and are also principal shareholders of that entity. Yeechin Shiong is the Secretary of the Company and Lotus International Holdings Corp. Therefore, all three of these persons would each be deemed to be a beneficial owner of the Company's capital stock owned by Lotus Interna-tional Holdinsg Corp.

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

Date: September 25, 1996          Lotus Pacific, Inc.


                                   /s/
                                  ____________________
                                  Shuren Lu, President & CEO

                                   /s/
                                   _____________________
                                   Tom Gong, Vice President & Treasurer


    Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrants and in capacities and on the dates indicated.

                                    /s/
Date: September 25, 1996           ____________________________
                                    Shuren Lu, Director


                                    /s/
Date: September 25, 1996            ____________________________
                                    Jiayin Lu, Director





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

/S/

Schiffman Hughes Brown

Blue Bell, Pennsylvania

September 16, 1996



                            LOTUS PACIFIC, INC.


                               BALANCE SHEETS
                            JUNE 30, 1996 AND 1995


                                    ASSETS

                                     1996		           	1995

Current Asset:
        Cash			                  				$ 213,082	     	$ 221,408


Investment (Note 4)					                172,395		        -0-

Total assets					                     $ 385,477    		$ 221,408


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable					                   $-0-         			$4,400


Stockholders' equity:

  Common stock (Note 3)            			    26,937		        26,347

  Preferred stock, Series A (Note 3)			      	 4	            		 4

Additional paid in capital		          	  892,148	      	  222,002

Accumulated deficit				                 (533,612)		       (31,345)

Total stockholders' equity			             385,477     		   217,008

Total liabilities and stockholders'equity $ 385,477	    	$ 221,408


See independent auditor's report and notes to financial statements



                          LOTUS PACIFIC, INC.

                        STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1996 AND 1995


                              		     					1996       			1995

Sales	                           						   	$-0-		      	$-0-

Operating expenses					                (17,934)	      	(16,870)

Operating loss	                   					(17,934)	      	(16,870)

Interest income					                    	11,008		       	2,878

Equity in earnings of
  unconsolidated subsidiary				          29,090

Net income (loss)	                     $ 22,164		    $ (13,992)

Earning (loss) per share					               $.00    		$ (.01)

Weighted average shares	       				    26,799,387		     6,859,900


     See independent auditor's report and notes to financial statements



                          LOTUS PACIFIC, INC.

              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1996 AND 1995

                Common      Preferred         		Additional
                Shares	      	Shares	     	      	paid-in
                Outstanding  Outstanding Amount   Capital   Deficit  Total

Balance,
June 30, 1994   17,352,700               $17,353   $524,431  $(541,784) -0-

Reverse stock
split          	(17,005,646)		         	(17,006)	  17,006		           		-0-

Issuance of
common stock	     26,000,000		           	26,000	  162,000	    -0-	  188,000

Issuance of
preferred stock,
Series A	                      			4,300		       4	   42,996			         43,000

Net loss for
the year ended
June 30, 1995	       -0-	      	   -0-     		    -0-	 -0-   	(13,992) (13,992)

Balance,
June 30, 1995     	26,347,054 	4,300	    26,351	 $ 746,433$ (555,776)  $217,008

Issuance of
common stock	     590,000			              590	      145,715             146,305

Net income for the year
ended June 30, 1996                                             22,164   22,164

              26,937,054   	4,300	       	26,941	  892,148 	$ (533,612) $385,477

          See independent auditor's report and notes to financial statements



                             LOTUS PACIFIC, INC.

                          STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 11996 AND 1995


                                               1996	        		1995

Cash flows from operating activities:
  Net income  (loss)      		               				$22,164	       	$(13,992)

  Equity in earnings of
  unconsolidated subsidiary	                 	 (29,090)
  Adjustments to reconcile net loss to net cash:
    Increase (decrease) in accounts payable     (4,400)	      	   4,400

Cash used in operating activities			          	(11,326)	      	  (9,592)


Cash flows from financing activities:

   Issuance of common stock				              	    3,305          188,000
   Issuance of preferred stock			              	_______           43,000

Net cash provided by financing activities			      3,305          231,000

Net increase (decrease) in cash	              			(8,326)      			221,408

Cash, beginning		                         			    221,408		         -0-

Cash, ending					                               $213,082        $221,408

Non-cash investing activities:

   Issuance of stock                 						     $143,305

Non-cash financing activities:
   Issuance of stock for services			             	$3,000

      See independent auditor's report and notes to financial statement




                             LOTUS PACIFIC, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1996


1. Organization:

   The Company's business is to seek one or more potential business ventures, which, in the opinion of management may warrant involvement by the Company. The Company had no business operations during the year ended June 30, 1995 but continued to investigate business opportunities. During the year ended June 30, 1996 the Company acquired a 70% interest in Shanghai Union Auto Bicycle Co. , Ltd. which it exchanged for a 5% interest in Rightiming Electronics Corp. The Company is continuing to investigate business opport-unities.

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

4. Acquisitions and dispositions:

   On September 25, 1995 the Company exchanged 560,000 shares of its common stock for a seventy percent equity interest in shanghai Union (Shanghai Union) Auto Bicycle Co., Ltd. in shanghai, People's Republic in China. At September 25, 1995 Shanghai Union had stockholders' equity of $204,721, 70% thereof was $143,305.

   On June 28, 1996 the company exchanged its investment in shanghai Union for 5% of the outstanding common stock of Rightiming Electronics Corp. (Rightiming). Rightiming was incorporated on January 4, 1996 to design and manufacture electronic software and other products to the marketed in the Far East. Five percent of Rightiming's stockholders' equity was $268,018 upon the date of acquisition. The company recorded its investment in Rightiming at the value of its investment in shanghai Union, on the date of the exchange, $172,395.
The following is information from Rightiming results of operations from inception through June 30, 1996:

                                          Unaudited

                         Sales	          	$ -0-
                         Gross Profit    	$ -0-
                         Net Loss        	$(676,631)

5. Income taxes:

   At June 30, 1996, the Company had net operating loss carryforwards totaling $ 43,700 available to offset future taxable income. The carryforward will begin to expire in 2008.
6. Reporting requirements:

   If the Company's primary business continues to be the investment in Rightiming Electronics Corp., it may have reporting obligations under the Investment Company Act of 1940. Management is actively seeking other investment opportunities on main-land China and does not believe that its investment in Rightiming will remain its primary business.