Form 10KSB
period 1997-06-30
LOTUS PACIFIC INC
filed 1997-09-11
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 1997

( ) TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-3272-W

LOTUS PACIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State of Organization)

52-1947160
 (I.R.S. Employer Identification Number)

200 Centennial Avenue, Suite 201, Piscataway, New Jersey 08854
(Address of principal executive offices)

(732) 885-1750
(Registrant's telephone number, including area code)

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 1997: $ 55 million based on the day's settlement price.

Shares outstanding of the issuer's common stock as of June 30, 1997: 40,737, 054 shares.

The issuer had net income of $ 43,390 for the year ended June 30, 1997.


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

In September 1994, the Company completed a transaction wherein it sold 7,000,000 shares of its common stock (after giving effect to a 1 for 50 reverse stock split) for $7,000, and sold 43,000 shares of Series A Preferred Stock for $43,000 to Lotus International Holdings Corp.
The company also sold 1,000,000 shares of common stock to other persons for $1,000. In connection with said transactions the Company appointed new officers and directors and changed its corporate name to Lotus Pacific, Inc.

In March 1995, the Company issued another 18,000,000 shares of its common stock to Lotus International Holdings Corp. for $180,000.

In September 1995, the Company entered into a Stock Exchange Agreement wherein it acquired a 70% equity interest in Shanghai Union Auto-Bicycle Co., Ltd. ("Shanghai Union"), a company located in Shanghai, China.
The registrant issued 560,000 restricted shares of its common stock as the sole consideration given for the 70% interest in Shanghai Union.
In June 1996, the registrant entered into a second Stock Exchange Agreement wherein it exchanged the 70% equity interest in Shanghai
Union with a Hong Kong company for 112,000 shares of common stock of Rightiming Electronics Corp., a Delaware corporation. In May 6, 1997, the registrant sold the 112,000 shares of Common Stock of Rightiming Electronics Corporation for US $571,200. This divestment was part of the Company's overall investment adjustment.

The Company changed all of directors and officers as a result of the change in the majority ownership in January 1997,. In the same month the Company set up two wholly owned subsidiaries, Richtime Far East
Ltd. in Hong Kong. and Regent Electronics Corp. in the State of Delaware.

Following the change of Board of Directors and officers and the formation of the two subsidiaries, the Registrant chose to make the company operational. In June, 1997, the Company, through its direct subsidiary Regent Electronics Corp., acquired Amiga-based, multimedia technology related assets and rights from Rightiming Electronics Corp., a NJ-based high-tech company, for an aggregate consideration of US $5 million plus
8 million shares of Common Stock of Regent Electronics Corp. The acquired assets included all Commodore-Amiga's patents, licenses, trademarks, and copyrights to be registered and used in China, Taiwan, Hong Kong, Macao and the bordering countries between China and the former Soviet Union. Over the past years Rightiming developed a series of multimedia and multi-functional TV set top box, including Wonder TV A-6000.

To finance the purchase for Regent Electronics, the Company raised needed capital by issuing 10 million shares of Common Stock to Evernew International Ltd. on April 21, 1997, and 3.1 million shares of Common Stock to Evolving Investments Ltd. on May 5, 1997 for total consideration of $5.1 millions. The registrant also issued to Evolving Investments Ltd. 8 million redeemable shares of Common Stock Purchasing Warrants for $80,000. The Warrants will be exercisable for a period of five years voiding after May 5, 2002. Each warrant is entitled the holder to purchase one share of Common Stock of the Company at a price of $3.00 per share.

Richtime Far East Ltd., the other subsidiary of the Company, started its high-quality garment import and export business in January 1997 in Hong Kong. The Company receives customer orders from Europe and North America, and contract the orders to garment manufacturers mainly in Nanjing, Jiansu, China. The Company then shipped the products overseas.

As of June 30, 1997, the Company had 40,737,054 shares of Common Stock issued and outstanding, 4,300 shares of Series A Preferred Stock and 8,000,000 Common Stock Purchasing Warrants issued and outstanding, and 1,090,000 stock options execisable at $ 6.00 per share and being expired in May 2002.

(b) Results of Operations

Regent Electronics Corp., with 70% shares owned by the Company, started its full operation in June 1997. Based on the prototype of Amiga technology based multimedia and multi-functional TV set top box developed by Rightiming Electronics Corp., the computer and software engineers of Research & Development Department of the Regent Electronics Corp. are finalising the first of its serial products Wonder TV A-6000. Wonder
TV A-6000 features an all-in-one box system with combined functions of a multimedia personal computer, a fax machine, a Karaoke machine, an Internet box, and audio CD player, a video CD player and an electronic game machine. The Company has applied for the registration of its patents in China.

Starting from January 1997, Richtime Far East Ltd., the Company's wholly owned subsidiary, operates import and export business in garment in Hong Kong. As the first step of its business plan, Richtime focuses on import and export of high-quality sports wear, in which the management of Richtime has many years of experiences. In business operation, Richtime takes customer orders mainly from the US. and European countries, and contracted the orders to the manufactures located in Nanjing City, Jiangsu Province and other Chinese cities.

For the first six months of 1997, Richtime Far East Ltd. had a net income of $ 187 thousand. For the first quarter, its sales was $ 590 thousand and revenue $ 65 thousand. For the second quarter, its sales reached about $ 1.4 million and revenue $ 148 thousand.

(c) Trademarks, Copyrights and Licenses

The Company holds all right, title, and interest in to the trademarks, copyrights, patent license of Amiga/Commodore for registration and use in the People's Republic of China, Taiwan, Hong Kong, Macao and the Asian bordering countries between the People's Republic of China and the Former Soviet Union.

Item 2. Properties.

The Company principal executive offices are located at 200 Centennial Avenue, Piscataway, New Jersey. The following table summarises the lease agreement held by the Company's subsidiaries relating to offices and other facilities:

Location	    Lease Term	  Commence Date	   Expiration Date	   Annual Rent

Piscataway	   5 years		   June 5, 1997		   June 4, 2002		     $ 80,400
New Jersey

Middlesex	    1 year		    June 5, 1997		   June 4, 1998		     $ 20,700
New Jersey

Exton		       1 year		    June 5, 1997		   June 4, 1998		     $ 10,500
Pennsylvania

Overseas, Richtime Far East, Ltd. maintains an office space in Block B, 6/F, Hung To Road, Kwun Tong, Kowloon, Hong Kong with monthly rent of HK$ 5,000.

Item 3. Legal Proceedings.

There are not currently any material pending legal proceedings, to which the registrant is a party or to which any of its property is subject and no such proceedings are known to be the registrant to be threatened or contemplated by or against it.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise during the fiscal year covered by this report.


Part II

Item 5. Market  for Common Equity and Related Stockholder Matters

(a) Market Information.

The registrant's common stock is traded on OTC Electronic Bulletin Board, and there are currently five market makers for the stock of the Company.

(b) Holders.

The number of registered holders of the Company's common stock as of June 30, 1997 is 497.

(c) Dividends.

The registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future.
It is the present intention of management to utilise all available funds for the development of the Company's business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Company has changed its business direction and started its new business operations since January 1997 by setting up two wholly owned subsidiaries, one conducting research, design and manufacture of multimedia consumer electronic products and the other apparel wholesale trade. Initial result of business operation was to the satisfaction of the Company's management.

The management of the company foresees cash flow requirement for a high tech company like Regent Electronics Corp. in its project of continues research & development. The investment in Richtime Fareast Ltd. by the company is expected to generate income for the company, which could help to solve the cash flow issue in part. The Company, through its subsidiary Richtime Far East, Ltd., will continue to look for business opportunities for expansion. While currently focusing on sports wear, the Company plans to increase its types of wholesale in garment to other high-quality casual wear. The Company will also look for garment manufacturing bases in China other than the one in Nanjing, China.

In the 1997-98 fiscal year, the Company, through its subsidiary Regent Electronics Corp., will actively look for business opportunities in China and its bordering countries to manufacture and market multimedia product Wonder TV A6000. The Company has been contacting several big TV manufacturers in China seeking a contractor for such purpose.
The management of the company is confident in its market potential of the Wonder TV A6000 based on the continuation of economic growth and the increasing demand for Internet and multimedia entertainment in China. It is part of the Company's business strategy to use the revenues generated from sales of Wonder TV A6000 to finance the company's research and development in its set top box which will be marketed in world market.
The Company is conducting research and development in additional software programs and accessories for Wonder TV A6000, and the next generation of products for multimedia home entertainment.

Some international companies with capability of producing similar products are also trying to enter into the China's multimedia entertainment market. To improve its competitiveness, the Company focuses on products that are accustomed to Chinese cultural tradition and the Company will persist in its aggressive drive to reduce business costs. While subject to many variables, the management of the Company anticipates revenue increases in the coming fiscal year.

The Company will continue to raise capital necessary for its expansionary operations, research and development.

Item 7. Financial Statements.

See attached audited financial statements.

Item 8. Changes In and Disagreements with Accounting and Financial
Disclosure.

The Company appointed the accounting firm of Schiffman, Hughes & Brown to serve as the independent auditors of its year end financial statements starting from its fiscal year of 1995. To the best knowledge of current management, the Company did not use an auditor for its fiscal year prior to 1995 and therefore had no auditors.

To the best knowledge of current management, no adverse opinion, disclaimer of opinion, qualification or modification as to uncertainty, audit scope or accounting principles exists in any report of any prior auditors on the financial statements of the Company except with respect to the Company's ability to go forward as a going concern.

Part III

Item 9.	Directors, Executive officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identification of directors and executive officers.

Following the changes in the Board of Directors of Lotus International Holdings Corp., the largest shareholder of the Company, the Board of Directors of the Company was reelected on January 28, 1997. James Yao, Chairman of Lotus International Holdings Corp., was elected as Chairman of the Board of Directors and President of the Company.

Effective as of May 30, 1997, Cheng Wang resigned from the Board of Directors for personal reasons, and the registrant elected Jeremy Wang as a director to the Board.

The current directors of the registrant, who will serve until next annual meeting, or until their successors are elected or appointed and qualified, and the current executive officers are set forth below:

 	Name		        Age		    Date Appointed	   Position

James Yao		     43		     January 1997	 	   Chairman,President & Director
James Liu		     42		     January 1997		    Vice President & Director
David Leung		   52		     January  1997		   Vice President & Director
Jeremy Wang		   42		     May 1997		        Director
Gu Huang		      42		     January 1997		    Secretary  and Treasurer

(b) Significant employees.

The registrant has no significant employees.

(d) Business Experience.

(1) Background

James Yao.   Mr. Yao is President of Yao Investment Corp. Currently,
he is also serving as Chairman and President of Lotus International Holdings Corp. He was President of Shanghai Haohua Garment Co., Ltd.
from 1980 to 1985. He graduated from Miya Gawa University in Tokyo, Japan.

James Liu. Mr. Liu is President of JBL International Inc. in New York City. He is a director of Lotus International Holdings Corp. From 1983 to 1990, he was a manager in charge of international trade in Jiangsu Provincial Government of the People's Republic of China. He graduated with a B.A. degree from Nanjing University, China.

David Leung. David Leung was General Manager of Shenzhen New Technology Development Co., Ltd. in Shenzhen, China. He is a director of Lotus International Holdings Corp. He worked as a research fellow at Electronics Research Institute in Guangzhou, China under Academia Sinica from 1984 to 1992. Mr. Leung had a BS from Beijing Institute of Technology.

Jeremy Wang. Jeremy Wang is currently director of Evernew International Ltd. In the past ten years, he worked at AT&T Bell Laboratories and Merck & Co. designing hardware and software systems. He held various responsibilities in system engineering, development and product management in the telecommunications industry. Mr. Wang had a MS in Chemical Engineering from University of Virginia, and a MS in Computer Science from New Jersey Institute of Technology.

Gu Huang. Mr. Huang was a Financial Analyst with Rightiming Electronics Corp. He served as a financial analyst in China Finance & Investment Corp. from 1992 to 1994. He was a research fellow at Economic Research Institute, Chinese Academy of Social Sciences in Beijing. He held an MBA in finance from University of New Haven in 1992, and an MA in Economics from Yale University in 1987.

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

Item 10. Executive Compensation.

Officers &		     Cash Compensation		     Stock Options 		    Others
Directors				    For Six Month			        (Note 1)	           Compensations
			              Ending June 1997

James Yao		        $ 32,000			             180,000		         None
James Liu		        $ 0				                 180,000		         None
David Leung		      $ 0				                 500,000           None
Jeremy Wang		      $ 0				                 180,000		         None
Gu Huang		         $ 18,000			             None			           None

(Note 1: The company issued, as part of the compensation plans to its directors and officers, 910,000 stock options to James Yao (180,000), James Liu (180,000), David Leung (500,000) and Cheng Wang (50,000) on May 15, 1997. The options are exercisable at $6.00 per share and shall be expired on May 15, 2002. The Company issued 180,000 stock options to Jeremy Wang on May 30, 1997. The options are exercisable at $6.00 per share and shall be expired on May 30, 2002.)

Item 11. Security Ownership of Certain Beneficial Owners & Management.

The Company has 40,737,054 shares of common stock issued and outstanding and 4,300 shares of Series A Preferred Stock issued and outstanding.
All of the series A Preferred Stock and 25,000,000 shares of the common stock are owned by Lotus International Holding Corp. The following companies and individuals hold 5% or more of the Company's common stock shares:

Evolving Investments Ltd.	       3,100,000 shares      7.6%
Ziliang Liu			                   2,100,000 shares     	5.2%

None of the Company's officers and directors own shares individually.

Each share of Series A Preferred Stock has one vote per person.

James Yao and James Liu constitute the two sole directors of Lotus International Holdings Corp. and are also principal shareholders of that entity.

There are no arrangements including pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12. Certain Relationships & Related Transactions.

In September 1994, the company issued 7,000,000 shares of common stock for $7,000 and 4,300 shares of Series A Preferred Stock for $43,000 to Lotus International Holding Corp. ("LIHC"), which became the majority shareholder of the Company. In April 1995, LIHC purchased an additional 18,000,000 shares of common stock for $180,000.

Item 13.  Exhibits and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

1. Audited Financial Statements for the year ended June 30, 1997 and 1996 are included as part of this report.

2.  Financial Statement Schedules.

None.

3.  Exhibits.

None.

(b) Reports on form 8-K.

The Registrant filed a Form 8-K report as of January 28, 1997, wherein it reported under Item 1, effective January 28, 1997, the election of all new directors and officers. and resignation of all previous directors and officers.

The Registrant filed a Form 8-K as of April 21, 1997, wherein it reported under Item 1, issuance of 10,000,000 shares of common stock with par value of $ 0.001 per share to Evernew International Ltd. for aggregate consideration of $2,000,000.

The Registrant filed a Form 8-K as of May 15, 1997, wherein it reported under Item 2, issuance of 3,100,000 shares of common stock with par value of $ 0.001 per share to Evolving Investments Ltd. for aggregate consideration of $ 3,100,000, and 8,000,000 common stock purchasing warrants for aggregate consideration of $80,000, the warrants will be exercisable for a period of five years commencing from the issuing date and each warrant is entitled to purchase one share of common stock at a price of $3.00 per share. It also reported under Item 2 the sale of its 5% interest in Rightiming Electronics Corp. for $ 571,000.

The Registrant filed a Form 8-K as of June 3, 1997 and Form 8-K/A as of June 10, 1997, wherein it reported under Item 1 & 6, the election of Jeremy Wang to the board of directors and resignation of Cheng Wang as a director, and under Item 2, acquisition of Amig/Commodore technology for its subsidiary Regent Electronic Corp.




**********



LOTUS PACIFIC, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1997 AND 1996





*********

SCHIFFMAN HUGHES BROWN
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTS

*********






SCHIFFMAN HUGHES BROWN
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTS



INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Lotus Pacific, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Lotus pacific, Inc.
and Subsidiaries as of June 30, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lotus Pacific, Inc. and Subsidiary as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/

Schffman Hughes Brown
Blue Bell, Pennsylvania
September 2, 1997


790 PENLLYN PIKE, SUITE 302, BLUE BELL, PENNSYLVANIA 19422
(215) 646-2000    FAX (215) 646-1937



LOTUS PACIFIC, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND 1996


ASSETS
                        									          1997	           1996
Current Assets:
   Cash           							             $   268,679        $213,082
   Advances		               					           2,354
     Total current assets     					       271,033      	  213,082

Investments (Note 4)			        				       600,000      	  172,395

Property and equipments:
	  Furniture and office equipment 				     90,000
  	Equipment						                 	    1,502,120
  	Leasehold improvements					              1,041
								                           	    1,593,161
  	Less: accumulated depreciation			       26,623
									                               1,566,538
Other assets:
	  Intangible asset, net of accumulated
	   amortization of $ 28,480 in 1997	   5,781,520
  	Deposit							                           1,700
									                               5,783,220

								                               $8,220,791          $385,477

LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities:
   Account payable					              $     14,946
   Payroll taxes payable						             25,771
   Income taxes payable (Note 5)				      123,392
	    Total current liabilities 					      146,109

Minority interest in subsidiary (Note 4)2,317,815

Stockholders' equity:
  	Common stock (Note 3)					              40,737	         $ 26,937
  	Preferred stock, Series A (Note 3)					      4		               4
	  Additional paid-in capital					      6,188,348	          892,148
  	Accumulated deficit					           	  (490,222)	        (533,612)
									                               5,738,867           385,477
								                               $8,220,791      	   $385,477

See independent auditor's report and notes to financial statements



LOTUS PACIFIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1997 AND 1996



                            						  	1997	        	      1996

Sales					                     			$   -0-	    	       $   -0-

Operating expenses	            					310,241  	          17,934

Operating loss		 	                 (310,241)           (17,934)

Other income (expenses):
   Interest income		       		     	  11,186	            11,008
   Research and development       	 (14,703)
	  Gain on sale of investment       398,805
	  Equity in earnings of
	   unconsolidated subsidiary	       	                  29,090
								                            395,288	            40,098

Net income before income taxes
   and minority interest in income
   of consolidated subsidiary			 		  85,047       	     22,164

Income taxes (Note 5)					         (123,842)

Minority interest in loss of
   consolidated subsidiary					      82,185

Net income		                   					$43,390	           $22,164

Earnings per share			         			$      .00	         $     .00

Weighted average shares				      29,238,081         26,799,387

See independent auditor's report and notes to financial statements






LOTUS PACIFIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED IN JUNE 30, 1997 AND 1996



           				Common	     Preferred		          Additional
			           	Shares		    Shares			            Paid-in
				           Outstanding	Outstanding	Amount   Capital	   Deficit  		Total


Balance, June 30, 1995
               26,347,054	 4,300		     $26,351  $746,433  $(555,776) $217,008

Issuance of common stock
                  590,000			               590	  145,715		            146,305

Net income for the year
 ended June 30, 1996                          									    22,164	     22,164

Balance, June 30, 1996
              26,937,054	  4,300		      26,941	  892,148	 (533,612)   385,477

Issuance of common stock
             	13,800,000			             13,800  5,296,200	          5,310,000

Net income for the year
 ended June 30, 1996                                        43,390   	43,390

Balance, June 30, 1997
              40,737,054	  4,300	     	$40,741 $6,188,348	$(490,222)$5,738,867








See independent auditor's report and notes to financial statements




LOTUS PACIFIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                          									1997	        	1996
Cash flows from operating activities:
   Net income 						                           $  43,390     $  22,164
   Adjustments to reconcile income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization		             		 55,103
	  Equity in earnings of unconsolidated subsidiary	            (29,090)
	  Gain on sale of investment				               (398,805)
Changes in assets and liabilities:
	  Increase in advances					                    	 (2,354)
	  Increase in deposit		                     				 (1,700)
   Increase (decrease) in accounts payable     			14,946	    	 (4,400)
  	Increase in payroll taxes payable	          			25,771
	  Increase in income tax payable			             123,392
	  Increase in minority interest in subsidiary	2,317,815
Net cash provided by (used in) operating activities	2,177,558 (11,326)

Cash flows from investing activities:
   Purchase of property and equipment			      (1,593,161)
   Purchase of intangible asset					          (5,801,000)
Net cash used in investing activities				     (7,403,161)

Cash flows from financing activities:
   Issuance of common stock					               5,310,000	      3,000
   Proceeds from sale of investment				          571,200
   Acquisition of investment					               (600,000)
Net cash provided by financing activities			   5,281,200       3,000

Net cash increase (decrease) in cash		         			55,597 		   (8,326)

Cash, beginning		                  				          213,082  		 221,408

Cash, ending			                     		    $  268,679   $ 213,082

Supplemental disclosure of cash flow information:
 Cash paid for taxes						                $ 150      		$ 0

Supplemental disclosure of non-cash financing activities:
 Issuance of common stock for services		  $   0    $   3,000

See independent auditor's report and notes to financial statements




LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996



1.	Organization:

The Company's original business was to seek one or more potential business ventures, which, in the opinion of management may warrant involvement by the Company. In January, 1997, the Company changed its business to that operated by its subsidiaries. The Company was a holding company during the years ended June 30, 1997 and 1996. During the year ended June 30, 1996 the Company acquired a 70% interest in Shanghai Union Auto Bicycle Co., Ltd. which it exchanged for a 5% interest in Rightiming Electronics Co. and acquired a 70% interest in Regent Electronics Corp. in January, 1997, the Company set up a wholly owned subsidiary, Richtime Far East, Ltd. (a Hong Kong company operated in Hong Kong). The Company is continuing to investigate business opportunities.

2.	Summary of significant accounting policies:

Principle of consolidation:

The accompanying financial statements include the accounts of Lotus Pacific, Inc. and its 70% owned subsidiary, Regent Electronics Corp.
The 30% non-owned portion of Regent Electronics Corp. appear as minority interest in subsidiary on the balance sheet in accordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.

Cash and cash equivalents:

For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties to be cash or cash equivalents.

Equipment and depreciation:

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over their estimated useful lives from 3 to 10 years. Depreciation expense for the years ended June 30, 1997 and 1996 was $26,623 and $-0-, respectively.

Intangible asset:

Intangible asset consists of the acquisition of patents by the Company in June 1997. The patents are carried at cost and amortized over the useful life of 17 years.



LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1997 AND 1996


2.	Summary of significant accounting policies (continued):

Reclassification of financial statement presentation:

Certain reclassification have been made to the 1996 financial statement to conform with the 1997 financial statement presentation. Such reclassification have had no effect on net income as previously reported.

Research and development:

Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge which will be used to develop and improve its Internet access product. The Company expenses all such research and development costs as they are incurred.

Income taxes:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of balance sheet items for financial and income tax reporting. There is no difference between the basis for financial and income reporting.

Investment in unconsolidted subsidiary:

The Company recorded its investment in Richtime Far East, Ltd. (a Hong Kong company) at cost.

3.	Issuance of stock:

The Company, on September 13, 1994, effected a 1 for 50 reverse stock split, lowering shares outstanding from 17,352,7000 to 347,054, along with amending its Certification of Incorporation to authorize 50,000,000 shares of common stock at $.001 par value, 100,000 shares of preferred stock at $.001 par value and 4,300 shares of Series A preferred stock at $.001 par value. The Series A preferred stock has a preference of a $10 per share stated value upon liquidation of the Company.

On September 26, 1994, the Company sold 7,000,000 shares of its common stock and 4,300 shares of its Series A preferred stock to Lotus
International Holdings Corp. for aggregate consideration of $50,000. All shares authorized have a par value of $.001 per share.



LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1997 AND 1996

3.	Issuance of  stock (continued):

On September 27, 1994, the Company issued 320,000 shares of its common stock to 10 various individuals and another 680,000 shares of its common stock to U.S. Securities & and Futures Corp. for $.001 per share for total consideration of $1,000.

The Company sold 18,000,000 shares of its common stock at $.001 per share to Lotus International Holdings Corp. on March 28, 1995 for aggregate consideration of $ 180,000.

On September 25, 1995 the Company issued 590,000 shares of its common stock in exchange for an interest in common stock of another company and fees.

4.	Acquisitions and dispositions:

On September 25, 1995 the Company exchanged 560,000 shares of its common stock for a seventy percent equity interest in Shanghai Union (Shanghai Union) Auto Bicycle Co., Ltd. in Shanghai People's Republic of China.
At September 25, 1995 Shanghai Union had stockholder's equity of $ 204,721, 70% thereof was $143,305.

On June 28, 1996 the Company exchanged its investment in Shanghai Union for 5% of the outstanding common stock of Rightiming Electronics Corp. (Rightiming). Rightiming was incorporated on January 4, 1996 to design and manufacture electronic software and other products to be marketed in the Far East. Five percent of Rightiming's stockholder's equity was $268,018 upon the date of acquisition. The Company recorded its investment in Rightiming at the value of its investment in Shanghai
Union, on the date of the exchange, $172,395. On May 6, 1997, the Company sold its 5% interest in Rightiming Electronics Corp. for $571,200.

In April 1997, the Company acquired 100% of the stock of Richtime Far East, Ltd. (a Hong Kong corporation) for monetary consideration of $600,000. The management of Lotus Pacific, Inc. has limited operational input upon the operations of Richtime Far East, Ltd. and carries the investment at cost. Richtime Far East, Ltd. is not consolidated with Lotus Pacific, Inc. in accordance with generally accepted accounting principles.






LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1997 AND 1996


4.	Acquisitions and dispositions (continued):

Pertinent financial information for Richtime Far East, Ltd. is as follows:

                          						Unaudited
           		Sales 			        	$1,990,480
           		Gross Profit		   	$  213,717
	           	Net Income		     	$  177,742

In April and May, 1997, the Company also acquired 70% of the common stock of Regent Electronics Corp. for $5,388,000. Regent Electronics Corp. was incorporated to manufacture electronic Internet access software equipment to be marketed and sold in the Far East. The Company records its investment in this consolidated subsidiary under the equity method.

5.	Income taxes:

Income taxes for years ended June 30, 1997 and 1996 consisted of the following:

        				               1997             1996

      		Current:
		         Federal     		$92,120	         $  -0-
	 	        State	     		  31,722	            -0-

         				           $123,842         $   -0-

6.	Financial instrument:

Cash accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1997 and June 30, 1996, the uninsured balance was $56,199 and $-0- respectively.


LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1997 AND 1996


7.	Condensed financial statements for Regent Electronics Corp.
at June 30, 1997:


BALANCE SHEET

ASSETS

Current assets		      							$     205,035
Property and equipment							    1,564,334
Other assets									            5,783,220

						                       $   7,552,589

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities							  	$      38,539

Stockholders' deficit:
    Common stock		  						          26,000
    Additional paid-in capital			7,762,000
    Accumulated deficit							    (273,950)
                 										      7,514,050

	                  									$    7,552,589

STATEMENT OF OPERATIONS

Interest income					     			$        2,563
Operating costs and expenses	     (276,513)

Net Loss			           						$     (273,950)

STATEMENT OF CASH FLOW

Cash flows used in operating activities					$     (235,411)
Cash flows used in investing activities					    (7,347,554)
Cash flows from financing activities						       7,788,000

Net increase in cash								$      205,035







Signature

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant had duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorised.




Date: August 15, 1997               Lotus Pacific, Inc.


                   				            /S/  James Yao, Chairman & President

                              					/S/  Gu Huang, Secretary & Treasurer


Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrants and in capacities and on the dates indicated.

 				                       /S/   James Liu, Director & Vice President

                      						/S/   Jeremy Wang, Director

                      						/S/   David Leung, Director & Vice President