Form 10KSB/A
period 1997-06-30
LOTUS PACIFIC INC
filed 1997-09-29
CIK 789945

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

In September 1994, the Company completed a transaction wherein it sold 7,000,000 shares of its common stock (after giving effect to a 1 for 50 reverse stock split) for $7,000, and sold 4,300 shares of Series A Preferred Stock for $43,000 to Lotus International Holdings Corp.
The company also sold 1,000,000 shares of common stock to other persons for $1,000. In connection with said transactions the Company appointed new officers and directors and changed its corporate name to Lotus Pacific, Inc.

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

In May 1997, the Company received a net cash of $571,200 by selling 112,000 shares of Common Stock of Rightiming Electronics Corporation. The Company received the 112,000 shares from a Hong Kong company by offering 70% equity interest in Shanghai Union Auto-Bicycle Co. Ltd. (Shanghai Union) to that company in June 1996. The Company held the 70% equity interest in Shanghai Union for about 9 months between September 1995 and June 1996. Shanghai Union is incorporated in China and licensed to manufacture and sell bicycles, bicycle wheel hub motors and related parts. Its main products include three models of motorized bicycles: TH 938-ZII 24", TH 938-ZIII 24" and TH 958-Z 22". During those three quarters while the Company held 70% equity interest, the gross sales of Shanghai Union was $140 thousand, $350 thousand and $250 thousand respectively, and net income or loss was $ 874 loss, $31,000 income and $6,000 loss respectively. As Shanghai Union did not generate sufficient revenues and profits, the management of the Company decided to unload its equity interest in that company.

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

                     See notes to financial statements



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

                    See notes to financial statements






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




                         See notes to financial statements




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


                       See notes to financial statements




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

Shanghai Union Auto Bicycle Co., Ltd.:

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

Regent Electronics Corp.:

In April 1997, the Company also acquired 70% of the stock of Regent Electronics Corp. for $5,388,000. Regent Electronics Corp. was incorporated to manufacture electronic Internet access software equipment to be marketed and sold in the Far East. The accounts of Regent Electronics Corp. are consolidated with the parent's (Lotus Pacific, Inc.) accounts.



LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1997 AND 1996


Richtime Far East, Ltd.:


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


LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1997 AND 1996


7.  Condensed financial statements for Regent Electronics Corp.
at June 30, 1997:


                            BALANCE SHEET

                              ASSETS

Current assets                        $     205,035
Property and equipment                    1,564,334
Other assets                              5,783,220

                                      $   7,552,589

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities                   $      38,539

Stockholders' deficit:
    Common stock                             26,000
    Additional paid-in capital            7,762,000
    Accumulated deficit                    (273,950)
                                          7,514,050

                                      $   7,552,589

                   STATEMENT OF OPERATIONS

Interest income                       $       2,563
Operating costs and expenses               (276,513)

Net Loss                              $    (273,950)

            STATEMENT OF CASH FLOWIn September 1995

Cash flows used in operating activities    (235,411)
Cash flows used in investing activities  (7,347,554)
Cash flows from financing activities  $   7,788,000

Net increase in cash                  $     205,035







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