Form 10-Q
period 1997-09-30
LOTUS PACIFIC INC
filed 1997-12-30
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1997

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

(1)Yes __X__  No ___

(2)Yes __X__  No ___

As of September 30, 1997, the Registrant had outstanding
46,809,054 shares of Common Stock, par value $.001 per share and 4,300 shares of Series A Preferred Stock.


LOTUS PACIFIC, INC.


Table of Contents


PART I.  Financial Information

Item 1.
Consolidated Balance Sheet
Consolidated Statement of Operations
Consolidated Statement of Cash Flows

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART II.  Other Information

Item 1.  Legal Proceedings
Item 2.  Change in the Rights of the Registrant's Holders
Item 3.  Defaults by Registrants on its Senior Securities
Item 4.  Submission of Matters to a Vote of Securities Holder
Item 5.  Other Information


Part I  Financial Information


Item 1.  Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completing financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.


LOTUS PACIFIC, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 1997
(Unaudited)

ASSETS

                         September 30, 1997     September 30, 1996
Current Assets
Cash                            $1,120,455       $ 215,560
Accounts receivable                    471               0
Prepaid expenses                    25,049               0
           Total Currents Assets 1,145,975         215,560
Property and Equipment, net      1,488,410               0
Leasehold Improvement, net           1,017               0
Investments                        600,000         172,395
Intangible Assets, net of accumulated
 amortization of $113,922 in 1997   5,696,078
Total Assets                     8,931,480         387,955

      LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Account Payable                   $679,039               0
Payroll Taxes Payable               28,681               0
Income Taxes payable                23,391               0
    Purchase Deposit               100,000               0
        Total Current Liabilities  931,111               0
Minority Interest in Equity of
  Consolidated Subsidiary          555,439               0
Stockholders' Equity
Preferred Stock, $.001 par value, 100,000
shares authorized, issued and outstanding
4,300                                    4               4
Common Stock, $.001 par value,
50,000,000 shares authorized,
issued and outstanding              46,809          26,937
Additional paid-in capital       8,138,087          67,717
Stock Warrants                      80,000               0
Accumulated Deficit               (819,970)         (6,703)
Total Stockholders' Equity       7,444,930         387,955
Total Liabilities &
   Stockholders' Equity         $8,931,480         387,955


See notes to financial statements



LOTUS PACIFIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Month Ended September 30, 1997


                   September 30, 1997    September 30, 1996

Revenue
     Royalty Income          $1,000,000        $      0
     Interest Income                467             834
  Total Revenue               1,000,467             834

Operating Expenses             1,295159               0
Research and Development         57,453               0
Net Income (loss) before income taxes
  and minority interest in income
  of consolidated subsidiary   (352,145)            834
Income Taxes                        167               0
Minority Interest in Loss of Income
  Consolidated Subsidiary        22,565               0

Net Income                     (329,747)            834

Earning Per Share                 $0.00           $0.00
Weighted Average Shares      42,785,054      26,937,054





see notes to financial statements

LOTUS PACIFIC, INC. AND SUBSIDIARY
STATEMENT OF CASH FLOWS
For the Three Month Ended September 30, 1997

                       September 30, 1997     September 30, 1996

CASH FLOW FROM OPERATING ACTIVITIES

Net Income                        $(329,747)             $  834
Adjustments to reconcile net income to
 net cash provided by operating activities:
Increase in accumulated depreciatio  79,714                   0
Increase in accounts payable        664,092                   0
Increase in tax payable               2,909                   0
Increase in purchase deposit        100,000                   0
Increase in accounts receivable        (471)                  0
Increase in prepaid expenses        (20,995)                  0
Increase in minority interest        62,877

Net cash provided by operating activilties
                                    558,379                 834

CASH FLOW FROM INVESTING ACTIVITIES:

purchase of equipment                (2,603)                  0

Net cash used in investing activilities  (2,603)              0

CASH FLOW FROM FINANCING ACTIVITIES:

Issuance of common stock            216,000                   0
Issurance of stock warrant           80,000                   0

Net cash provided in financing activities 296,000             0

Net increase in cash                851,776                 834

Cash, beginning                     268,679             214,726

Cash, ending                      1,120,455             215,560

Noncash financing activilities

Issuance of 6,000,000 shares of common stock of Lotus
Pacific, Inc to Rightiming Electronics Corp. in
exchange for its 6,000,000 shares of common stock
of Regent Electronics Corp.  Recorded at Regent's
book value on August 31, 1997:    $1,532,042

see notes to financial statements

LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 AND 1996

1.  Organization:

The Company was established to seek potential business ventures, which in the opinion of management may warrant involvement by the Company. The Company is a holding company and its business to that operated by its subsidiaries. As of September 30, 1997, the Company has two subsidiaries: a high-tech New Jersey based Regent Electronics Corp., 92.3% owned by the Company, and a wholly owned Richtime Far East Ltd., which is operated in Hong Kong.

2.  Summary of significant accounting policies:

Principle of Consolidation:

The accompanying financial statements include the accounts of Lotus Pacific, Inc. and its 92.3% owned subsidiary, Regent Electronics Corp. The 7.6% non-owned portion of Regent Electronics Corp. appear as minority interest in subsidiary on the balance sheet in accordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.

Richtime Far East, Ltd., operated in Hong Kong, is not consolidated with Lotus Pacific, Inc. in accordance with generally accepted accounting principles.

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


LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 1997 AND 1996


2.  Summary of significant accounting policies (continued):

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

Investment in Unconsolidted Subsidiary:

The Company recorded its investment in Richtime Far
East, Ltd. (a Hong Kong company) at cost.

3. Issuance of Stock:

On September 18, 1997, the Company issued 6,000,000 shares of common stock to Rightiming Electronics Corp.
in exchange for 6,000,000 shares of common stock of Regent
Electronics Corp. The purpose of this transaction was to gain more control of its subsidiary Regent Electronics Corp.

On July 31, 1997, the Company issued 72,000 shares of its common stock, through a private placement, to an individual for total consideration of $216,000.

As of September 30, 1997 the Company has 46,809,054 shares of common stock outstanding.

4. Acquisitions and Dispositions:

On September 18, 1997, the Company issued 6 million shares of its common stock to Rightiming Electronics Corp. in exchanged for 6 million shares of Regent Electronics Corp., which was owned by Rightiming Electronics Corp. After this transaction, the Company held 97.3% of equity interest in Regent Electronics Corp.


LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 1997 AND 1996


Regent Electronics Corp.

Regent Electronics Corp. was incorporated in January 1997 to manufacture electronic Interest access software equipment to be marketed and sold in the Far East. The accounts of Regent Electronics Corp. are consolidated with the parent's (Lotus Pacific, Inc.) accounts.

Richtime Far East Ltd.:

In April, 1997, the Company acquired 100% of the stock of Richtime Far East Ltd. (a Hong Kong corporation) for monetary consideration of $600,000. The management of Lotus Pacific, Inc. carries the investment at cost.
Richtime Far East Ltd. is not consolidated with Lotus
Pacific, Inc. in accordance with generally accepted accounting principles.

For the quarter ended September 30, 1997, the pertinent financial information for Richtime Far East, Ltd. is as follows:

        Unaudited

Sales             $1,697,943
Gross Profit      $  171,660
Net Income        $  156,847

In the last quarter, Richtime Far East Ltd.
had net income of $177,742.

6.  Financial Instrument:

Cash accounts are secured by the Federal Deposit
Insurance Corporation up to $100,000. At September 30, 1997 and September 30, 1996, the uninsured balance was $956,962 and $-0- respectively.


LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 1997 AND 1996


7.  Condensed Financial Statements for Regent
Electronics Corp. on September 30, 1997:

BALANCE SHEET

ASSETS

Current assets                   $    1,040,061
Property and equipment                1,487,141
Other assets                          5,696,078

                                 $    8,233,280

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities              $      802,574

Long-term Liabilities                   200,000

Stockholders' Equity:
    Common stock                         26,000
    Additional paid-in capital        7,762,000
    Accumulated deficit                (567,294)
    Total Stockholders' Equity        7,220,706

                                 $    8,223,280


STATEMENT OF OPERATIONS
For the Quarter ended September 30, 1997

Revenue                          $    1,000,256
Operating costs and expenses         (1,236,147)
Research & Development                   57,453

Net Loss                         $     (293,344)


LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 1997 AND 1996


STATEMENT OF CASH FLOW

Cash flows used in operating activities   $529,343
Cash flows used in investing activities     (2,453)
Cash flows from financing activities       200,000

Net increase in cash                     $ 726,890




ITEM 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations


1. Results of Operations

Regent, a subsidiary of the Company, started to market
Wonder TV A6000 offshore and particularly in China in the last quarter. Wonder TV A6000 is an Amiga technology based multimedia and multi-functional TV set top box developed by Regent. It features an all-in-one box system with combined functions of a multimedia personal computer, a fax machine, a Karaoke machine, an Internet box, an audio CD player, a video CD player and an electronic game machine.

In August 1997, Regent signed an agreement with Shanghai Dingqiu International Trade Co., Ltd. ("Shanghai Dingqiu"), a public company in Shanghai, China, under which the two companies agreed to work together in manufacturing and marketing of Wonder TV A6000. According to the agreement, Shanghai Dingqiu will order 300,000 sets of chips and parts at the price $86 per set for assembling Wonder TV A6000 from Regent before the end of December 1998. Shanghai Dingqiu is responsible for assembling and marketing of the product in China. Regent agreed to provide Shanghai Dingqiu with all the necessary technical support while holding all patents and copyrights relating to Wonder TV A6000. In addition, Shanghai Dingqiu agreed to pay Regent $1,000,000 annually as compensation for the use of the related patent, and the first annual payment in the amount of $1,000,000 was made in August 1997.

Richtime Far East Ltd., a whole subsidiary of the Company incorporated and operated in Hong Kong, had a total sales of $1.697 million and a net income of $157,000 for the quarter ended September 30, 1997. Richtime is in the business of import and export in garment. It receives customer orders mainly from North America, and contracts the orders to garment manufacturers in Nanjing and other eastern coast cities of China.

2. Liabilities and Capital Resources

On September 18, 1997, the Company entered into an Equity Exchange Agreement with Rightiming Electronics Corp., wherein the Company issued 6,000,000 shares of common stock of the Company with a par value of $0.001 per share to Rightiming Electronics Corp. in exchange for 6,000,000 shares of common stock of Regent Electronics Corp. that were owned by Rightiming Electronics Corp. The Equity Exchange Agreement has substantially increased the company's ownership of Regent Electronics Corp. from 70% to 92.3%.

The company also issued 72,000 shares of common stock with par value of $0.001 per share to an individual of California on July 31, 1997 for an aggregate consideration of $216,000. As of September 30, 1997, the Company had outstanding 46,809,054 shares of Common Stock, par value $.001 per share and 4,300 shares of Series A Preferred Stock.


Part II

Other Information

Item 1. Legal Proceedings
      None.

Item 2. Changes in the Rights of the Registrant's Holders
      None.

Item 3. Defaults by the Registrants on its Senior Securities
      None.

Item 4. Submission of Matters to A Vote of Securities Holders
      None.

Item 5. Other Information
      The Company filed a Form 8-K report as of September 9, 1997, wherein it reported the election of Simon Gu to be a member of Board of Directors of the Company.





Signature



Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant had duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.




Date: October 22, 1997

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