Form 10-Q
period 1997-12-31
LOTUS PACIFIC INC
filed 1998-02-27
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1997

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

(1) Yes __X__  No ___

(2) Yes __X__  No ___

As of December 31, 1997, the Registrant had outstanding
46,828,554 shares of Common Stock, par value $.001 per share and 4,300 shares of Series A Preferred Stock.


Part I, Financial Information

Item 1, Consolidated Financial Statements

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


LOTUS PACIFIC, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 1997
(Unaudited)

ASSETS

                        December 31, 1997   December 31, 1996
Current Assets
Cash                               $882,939      $ 215,254
Accounts receivable                     215              0
Prepaid expenses                      2,874              0
Utilities Deposits                   22,174
  Total Currents Assets             908,202        215,254
Property and Equipment, net       1,408,674              0
Leasehold Improvement, net              757              0
Total Property & Equip.           1,409,431
Investments                         600,000        172,395
Intangible Assets, net of accumulated
 amortization of $199,363 in 1997 5,342,679
Total Assets                      8,260,312        387,649

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Account Payable                    $517,846              0
Payroll Taxes Payable                24,707              0
  Purchase Deposit                  100,000              0
    Total Current Liabilities       642,553              0
long-term Liabilities
    Loan Payable                    220,000
Minority Interest in Equity of
Consolidated Subsidiary             497,795              0
Stockholders' Equity
Preferred Stock, 100,000 shares authorized,
4,300 shares issued and outstanding       4              4
Common Stock, 50 million shares authorized,
46,828,554 shares issued and
 outstanding                         46,829         26,937
Additional paid-in capital        8,008,298        367,717
Stock Warrants                       80,000              0
Accumulated Deficit              (1,235,167)        (7,009)
Total Stockholders' Equity        6,899,964        387,649
Total Liabilities &
 Stockholders' Equity            $8,260,312        387,649


see notes to financial statements


LOTUS PACIFIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarter Ended December 31, 1997
(Unaudited)


                     December 31, 1997   December 31, 1996

Revenue
  Royalty Income           $800,000      $    0
  Interest Income             1,426         631
Total Revenue               801,426         631

Operating Expenses        1,127,507           0

Research and Development    210,105           0

Net Income (loss) before income taxes
 and minority interest in income
 of consolidated subsidiary (536,196)       631

Minority Interest in Loss of Income
 Consolidated Subsidiary    37,032            0

Net Income                 (499,164)        631

Earning Per Share            ($0.01)      $0.00
Weighted Average Shares  46,812,554  26,937,054


see notes to financial statements


LOTUS PACIFIC, INC. AND SUBSIDIARY
STATEMENT OF CASH FLOWS
For the Quarter Ended December 31, 1997
(Unaudited)

                            December 31, 1997  December 31, 1996

CASH FLOW FROM
OPERATING ACTIVITIES

Net Income                          $(499,164)       $631
Adjustments to reconcile net income to
  net cash provided by operating activities:
Increase in accumulated depreciation   79,737           0
Increase in accumulated amortization   85,441
Decrease in accounts receivable           256           0
Decrease in accounts payable          127,365           0
Increase in accounts payable               43
Decrease in minority interest          74,421

Net cash provided by operating activities (535,516)   674

CASH FLOW FROM
INVESTING ACTIVITIES:

Net cash used in investing activities      0            0

CASH FLOW FROM
FINANCING ACTIVITIES:

Increase in loan payable             220,000            0

Issuance of common stock              78,000            0

Net cash provided in financing activities 298,000       0

Net increase in cash                (237,516)         674

Cash, beginning                    1,120,455      214,579
Cash, ending                        $882,939     $215,254


see notes to financial statements


LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996


1.Organization:

As of December 31, 1997, the Company conducts business operations through its two subsidiaries: Regent Electronics Corp. and Richtime Far East, Ltd. Regent Electronics Corp., 92.3% equity owned by the Company, is a multimedia oriented high-tech corporation based in New Jersey. Richtime Far East Ltd. is wholly owned by the Company and is operated in Hong Kong in garment business.

2.Summary of significant accounting policies:

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

3.Issuance of Stock:

On November 21, 1997 and December 31, 1997, the Company issued 19,500 shares of common stock to, through a private placement, to two individuals for total consideration of $78,000. As of December 31,
1997 the Company has 46,828,554 shares of common stock outstanding.

4.Condensed Financial Statements for Regent Electronics
Corp. on December 31, 1997:

BALANCE SHEET

ASSETS

Current assets              $    886,388
Property and equipment         1,407,476
Other assets                   5,342,679

                               7,636,543

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities              635,213

Long-term Liabilities            530,000

Stockholders' Equity:
    Common stock                  26,000
    Additional paid-in capital 7,494,042
    Accumulated deficit       (1,048,712)
Total Stockholders' Equity     6,471,330

                            $  7,636,543

STATEMENT OF OPERATIONS
For the Quarter ended December 31, 1997

Revenue                     $    801,125
Operating costs and expenses  (1,072,438)
Research & Development           210,105

Net Loss                    $   (481,418)


STATEMENT OF CASH FLOW

Cash flows used in operating activities  $  (569,399)
Cash flows used in investing activities            0
Cash flows from financing activities         330,000

Net increase in cash                     $  (239,399)


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

In the past quarter, Regent has a gross income of $ 800,000 from continuing operation. The lump sum of $ 800,000 was a license fee of Wonder TV A6000 technology received from a New Jersey company that markets the product in China.
The net income was, excluding operation cost, $499 thousand for the past quarter. In research and development, Regent is looking into application of internet broadcast to China's regional cable TV networks.

Richtime Far East Ltd., a whole subsidiary of the Company incorporated and operated in Hong Kong, is in the business of import and export in garment. The Company had a total sales of $3.21 million and a net income of $276,591 for the quarter ended December 31, 1997.

2. Liabilities and Capital Resources

The company issued 19,500 shares of common stock with par value of $0.001 per share to two individuals on November 21, 1997 and December 31, 1997 for an aggregate consideration of $78,000. As of December 31, 1997, the
Company had outstanding 46,828,554 shares of Common
Stock, par value $.001 per share and 4,300 shares of Series A Preferred Stock.

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

Date: February 10, 1998



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