Form 10-Q
period 1998-03-31
LOTUS PACIFIC INC
filed 1998-05-14
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1998

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

(1)  Yes   X   No _____

(2)  Yes   X   No _____

As of March 31, 1998, the Registrant had outstanding 47,273,054 shares of Common Stock, par value $.001 per share and 4,300 shares of Series A Preferred Stock.



LOTUS PACIFIC, INC.

INDEX


PART I	FINANCIAL INFORMATION

Item 1.		 Financial Statements

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 1998 and March 31, 1997

Condensed Consolidated Statements of Operations
(unaudited) for the Quarter ended March 31, 1998 and March 31, 1997

Condensed Consolidated Statements of Cash Flows (unaudited) for the Quarter ended March 31, 1998 and March 31, 1997

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations


PART II	OTHER INFORMATION

Item 1.		Legal Proceedings

Item 2.		Changes in Securities

Item 3.		Defaults upon Senior Securities

Item 4.		Submission of Matters to a Vote of Security Holders

Item 5.		Other Information

Item 6.		Exhibits and Reports on Form 8-K

Signatures



LOTUS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 1998
(Unaudited)

ASSETS

                     			   March 31, 1998   March 31, 1997
Current Assets
Cash				                      $4,890,340		   $450,414
Accounts Receivable	 	         3,080,746	 	   131,390
Other Receivable	  		            192,214     			    0
Inventory					                   599,000
Utilities Deposits                25,049          474
 Total Currents Assets	      		8,787,348	     582,278
Property and Equipment, net   1,333,189	        4,323
Leasehold Improvement, net            27            0
	Total Property & Equip.	     	1,333,815        4,323
Investments				                               172,395
Intangible Assets, net of accumulated
 amortization of$284,804       5,257,238
Organization Costs                     0        1,614
Total Assets       		         15,378,402	     760,609

     			LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Account Payable			            $1,870,982      326,022
Payroll Taxes Payable			          31,793        1,991
Purchase Deposit 			             100,000	           0
 Total Current Liabilities			 2,002,774		     328,012
long-term Liabilities
 Loan Payable				                120,000
Minority Interest in Equity of
	Consolidated Subsidiaries 		  1,290,115            0
Stockholders' Equity
Preferred Stock, 100,000 shares authorized,
4,300 shares issued and outstanding    4            4
Common Stock, 50 million shares authorized,
47,273,054 shares issued and outstanding 47,273  26,937
Additional paid-in capital		  15,785,854      367,717
Stock Warrants		                  81,500            0
Accumulated Deficit           (3,949,119)     (37,939)
Total Stockholders' Equity    11,965,512	     432,597
Total Liabilities &
	Stockholders' Equity        $15,378,402 	    760,609

Please see the notes to financial statements

LOTUS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the Quarter Ended March 31, 1998
(Unaudited)

        				     	March  31, 1998    		March 31, 1997

Net Sales				          $1,886,537		      $590,099
Cost of Goods Sold      1,802,978         524,691

Gross Profit         				 83,559	          65,408

Operating Expenses
	Engineering, research and
		development		          1,747,573
	Selling and Marketing			   68,119
	Administrative and general 798,431	       22,247
           					          2,614,123        22,247

Income from Operations	 (2,530,564)        43,161

Interest Income			           9,983       			1,830

Net Income (loss) before income taxes
 and minority interest in income
 ofconsolidated subsidiarie (2,520,581)    44,991

Minority Interest in Loss of Income
 Consolidated Subsidiaries     296,128	         0

Net Income				              (2,224,453)     44,991

Earnings (loss) Per Share

	Basic        		              ($0.047)    		 $0.00
	Diluted			                   ($0.040)    		 $0.00

Weighted Average Shares     47,016,054  26,937,054


Please see the notes to financial statements

LOTUS PACIFIC, INC. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
For the Quarter Ended March 31, 1998
(Unaudited)


           					         March 31, 1998	     March 31, 1997
CASH FLOW FROM
OPERATING ACTIVITIES

Net Income                 ($2,224,453)          $44,991
 Adjustments to reconcile net income to
 net cash used in operating activities:
 Depreciation & amortization    165,307              185
Decrease (increase) in:
 Accounts receivable 	       (3,272,745)        (131,864)
 Inventories                   (599,000)               0
Increase (decrease) in
 Accounts payable             1,360,222          327,970
 Minority interest in subsidiaries 874,821             0
Net cash used in
 operating activities        (3,695,848)          241,282

CASH FLOW FROM INVESTING ACTIVITIES:
Net purchase of equipment	       (4,251)           (4,422)
Organization cost                     0            (1,699)
Net cash used in investing activities (4,251)      (6,121)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan payable                   (100,000)                0
Issuance of common stock      1,806,000                 0
Issuance of preferred stock   6,000,000                 0
Issuance of warrants		            1,500                 0

Net cash provided by financing activities	 7,707,500    0
Net increase in cash          4,007,401           235,160

Cash, beginning                 882,939           215,254
Cash, ending                  4,890,340           450,414

Please see the notes to financial statements


LOTUS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997

1.	Description of Business:

Lotus Pacific, Inc. (the "Company") is a holding company and its main business is conducted through its two subsidiaries: Regent Electronics Corp.("Regent") and LPF
International Corp.("LPF").

Regent is a New Jersey based cybetech corporation.
It has total employees of 47 including its business operation in Shanghai, P.R. China. Regent generates its income from granting technology patent and licenses to manufacturers and from selling teleweb system products and srvices to China or its neighboring countries through a combination of direct sales, under resale agreement, or through distribution channels, such as governmental authorities and local cable TV stations. The Company owns 87.3% of Regent's equity interest.

LPF International Corp., a newly formed and wholly owned subsidiary of the Company, was set up on March 1, 1998. It was incorporated in the State of Delaware, and is operated in New York City, NY. The formation of this new subsidiary in the Unites States is part of the Company's business strategy expand the Company's existing textile and apparel business worldwide. Richtime Far East Ltd.("Richtime"), a Hong Kong based subsidiary of the Company, was merged into LPF pursuant to a corporate resolution adopted by the Board of Directors. For the fiscal year ended December 31, 1997, Richtime had total sales of US $6,899,230 and a net income of US $ 611,180 from its apparel import and export business.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three month periods ended March 31, 1998 and March 31, 1997 were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in generally accepted accounting principles, were condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 1998 has been included.

Business Combinations

On March 1, 1998, the Company set up a new wholly owned subsidiary, LPF International Corp., registered in the State of Delaware, and operated in New York, NY. This is to expand the Company's existing textile and apparel business worldwide.

Principle of Consolidation

The accompanying financial statements include the accounts of Lotus Pacific, Inc. and that of its 87.3% owned subsidiary, Regent Electronics Corp. and wholly owned subsidiary LPF
International Corp. The 12.7 % non-owned portion of Regent
Electronics Corp. appears as minority interest on the balance sheet in accordance with generally accepted accounting principles. All the inter-company transactions were eliminated in consolidation.

Computation of Earning Per Share

The Company uses Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share.", in calculating earning per share. This statement requires the presentation of basic and diluted earnings per share. Basic earning per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and equivalent shares including stock options and warrants. All earning per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement
128 requirements.

3.	Inventory

The components of inventory consist of wholly finished goods, 20,000 sets of chipsets for Wonder TV A6000.

4.	Intangible Assets

Intangible assets consist of the acquisition of patents by the Company in June 1997. The patents are carried at cost and amortized over the useful life of 17 years.


5.	Issuance of Stock

During this fiscal quarter, the Company issued, through private placements, 451,500 shares of common stock to an institution and eight accredited investors for total consideration of $1,806,000. As of March 31, 1998, the
Company has 47,273,054 shares of common stock outstanding.

On February 8, 1998, the Company entered into a stock subscription agreement with Hambrecht & Quist Asia Pacific
Limited and its affiliate Asia Pacific Growth Fund II, L.P.
("H&Q"). Pursuant to this agreement:

(1) H&Q invested US $6 million to acquire a 1.5 million shares of preferred stock of Regent, a subsidiary of the Company.

After this transaction, H&Q holds 5.5% of equity interest in Regent, the Company controls 87.3% equity interest of Regent and Rightiming Electronics Corp. keeps 7.3%.

(2)	Regent granted H&Q warrants to purchase an additional
US $6 million worth of its capital stock within five years.

(3) Subject to certain conditions, the Regent shares held by H&Q may be converted into the common shares of the Company after January 1, 2000.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Results of Operations

For the three-month period ended March 31, 1998, Regent had $2.33 million of net operation loss, primarily due to its $1.75 million of Research & Development expenditures.
The increase reflects the Company's ongoing research and development efforts in a wide variety of areas of technology. The Company has been actively looking into application of Internet broadcast to China's regional cable TV networks, and developing several software programs specialized for the Chinese markets, such as financial network, educational programs. The management of the Company expected such expenses as that in research and development to be continued at a greater rate in comparison to that of sales income, due to that fact that the Company's investment is targeting at a broad market.

Net sales for the three month period ended March 31, 1998 at LPF increased 221.9% to $1.89 million versus $0.59 million for the same quarter last year, but decreased 41% from the previous quarter ended December 31, 1997. The decrease in net sales primarily resulted from the long three-week holidays, Chinese New Year. The major market of LPF is in China and Hong Kong.

2. New Development in Operation

On May 1, 1998, the Company launched a new program to market imported products to Chinese consumers through its multi-media teleweb network system in China. The teleweb network system is designed, developed, currently being finalized by Regent, a subsidiary of the Company. This innovative system transmits both Internet content and the Company's own information.
Chinese subscribers of this teleweb system could use either telephone or TV broadcast cable to get access to the information they need. The Company is in contact with potential manufacturers who are interested in selling their products in China.

3. Liquidity and Capital Resources

The Company ended the third quarter of fiscal 1998 with a cash position of approximately $4.9 million.

The Company used approximately $3.70 million of cash from operations during the last quarter. Accounts receivable was increased to $3.27 million during this quarter as a result of increase in sales and delay in customer payment due to the Chinese New Year. Inventory was increased to $0.6 million due to the necessary accumulation of parts for production of Wonder TV A6000.

The Company's working capital as of March 31, 1998 was approximately $6.8 million. The Company generated cash from financing activities in this fiscal quarter of approximately $7.71 million, primarily as a result of Hambrecht & Quist's investment in Regent and the issuance of new common stocks. As of March 31, 1998 the Company had outstanding 47,273,054 shares of Common Stock, par value $.001 per share and 4,300 shares of Series A Preferred Stock.

The Company believes that funds from operations, existing cash balances, and investors' investment will be sufficient to meet the Company's cash requirement for the next twelve months.


PART II 	OTHER INFORMATION

Item 1.		Legal Proceedings

None.

Item 2.		Changes in the Rights of the Registrant's Holders

None.

Item 3.		Defaults by the Registrants on its Senior Securities

None.

Item 4.		Submission of Matters to A Vote of Securities Holders

None.

Item 5.		Other Information

None.

Item 6.		Exhibits and Reports on Form 8-K

(a) Exhibits	None

(b) Reports on Form 8-K

1. Other Event - The Company filed the Stock Subscription
Agreement with Hambrecht & Quist Asia Pacific	Limited
and its affiliate Asia Pacific Growth Fund II, L.P. on
March	2, 1998.

2.Other Event - The Company filed with the SEC a new
wholly owned 	subsidiary, LPF International Corp. on March 6, 1998.


Signature

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


LOTUS PACIFIC, INC.


Date: 5/14/98        /S/  James Yao, Chairman & President

               						/S/  Gu Huang, Secretary & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in capacities and on the dates indicated.


                     /S/   James Liu, Director & Vice President

               						/S/   Jeremy Wang, Director

               						/S/  David Leung, Director & Vice President