Form 10KSB
period 1998-06-30
LOTUS PACIFIC INC
filed 1998-10-01
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1998

         (  ) TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-3272-W

LOTUS PACIFIC, INC
(Exact name of registrant as specified in its charter)

Delaware
(State of Organization)

52-1947160
 (I.R.S. Employer Identification Number)

200 Centennial Avenue, Suite 201, Piscataway, New Jersey 08854
(Address of principal executive offices)

(732) 885-1750
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) filed all
reports required to be filed by Section 13 or 15 (d) of the
Exchange Act during the preceding 12 months (or for such
shorter period than the registrant was required to file
such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes  ___X___    No ______

Indicate by check mark if disclosure of delinquent
filers pursuant to Item 405 of Regulation S-B is
not contained herein, and will not be contained to
the best of Registrant's knowledge, in definitive
proxy or information statements incorporated by
reference in Part III of this Form 10-K or any
amendment to this Form 10-K. (   )

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately
$304 million as of June 30, 1998, based on the closing sale price on the OTC Bulletin Board reported for such date. Shares of common stock held by each executive officer and director and by each person known by the Company to own 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.
This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant's
Common Stock, $0.001 par value, was 47,386,804 shares at June 30, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 1998, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.



LOTUS PACIFIC, INC.
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 1998

TABLE OF CONTENTS

Part I

 Item 1.    Business
 Item 2.    Properties
 Item 3.    Legal Proceedings
 Item 4.    Submission of Matters to a Vote of Security Holders

Part II

 Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matters
 Item 6.    Selected Financial Data
 Item 7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operation
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk
 Item 8.    Financial Statements and Supplementary Data
 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

 Item 10.   Directors and Executive officers of the Registrant
 Item 11.   Executive Compensation
 Item 12.   Security Ownership of Certain Beneficial
            Owners & Management
 Item 13.   Certain Relationship and Related Transactions

Part IV

 Item 14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K

Signatures


Part I

Item 1. BUSINESS

Except for historical information contained herein, the matters discussed in this report contain certain forward-looking statements based on current expectations, estimates and projections about the Company's business, management's beliefs and certain assumptions made by the management.
These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements.

GENERAL

Lotus Pacific, Inc. (the "Company" or "Registrant") is a holding company for Regent Electronics Corp. ("Regent") and LPF International Corp. ("LPF"). The Company, through its 87.3%-owned subsidiary Regent, designs, engineers, develops, provides and markets Internet related electronic products and services to electronics manufactures, commercial cable networks, and general individual customers.

LPF International Corp., a wholly-owned subsidiary of the Company, is an apparel fashion designer, wholesaler and manufacturer located in New York, NY. For the fiscal year ended June 30, 1998,
Regent provides the Company with 43 % of revenues and LPF contributes the remaining 57%.

Using its Internet research and development capabilities, including TeleWeb broadcasting system, set top boxes, WonderTV series products, the Company has started on-line service business. The business operation includes: (a) providing retail services over the Internet to Chinese customers for purchasing a variety of well-designed, high-margin merchandises made in North America or Europe, and (b) offering information and electronic commerce services.
The Company's marketing target is China's 1.2 billion people with unsatisfied thirst for information to make their day-to-day business and entertainment decisions. The information and services provided by the Company includes breaking financial news, real-time stock quotes, corporate financial information as well as consumer entertainment information. The information may be derived either directly from the Internet or from the Company's own sources. The electronic commerce services consist of advertising sales and initiating business transactions over the Internet, such as home shopping, online stock trading and online utility bill payments. The management of the Company believes that the Internet will provide the Company with a powerful point of entry into the world biggest emerging market.

The Company was incorporated under the laws of the State of Delaware on June 25, 1985, as Quatech,
Inc. to raise capital and investigate and acquire any suitable asset, property or pursue other business opportunities. In April 1987, the Company completed a public offering of securities registered on Form
3-18 with the Securities and Exchange Commission.
In June 1993, the Company disposed of all of its interests in other entities and ceased to have any business operations.

In September 1994, the Company was reorganized and changed its name to Lotus Pacific, Inc. In January
1997, the Company's majority ownership was changed.
After new directors and executive officers were elected, the Company set up two wholly owned subsidiaries, Richtime Far East Ltd. in Hong Kong and Regent Electronics Corp. registered in the State of Delaware.

In June, 1997, the Company, through its subsidiary
Regent Electronics Corp., acquired Amiga-based multimedia technology and its related assets and rights from Rightiming Electronics Corp. for an aggregate consideration of US $5 million plus 8 million shares of common stock of Regent
Electronics Corp. The acquired assets
included all Amiga-Commodore's patents, licenses, trademarks, and copyrights to be registered and used in China, Taiwan, Hong Kong, Macao, and the bordering countries between China and the former
Soviet Union. Over the past years Regent developed a series of multimedia and multi-functional
TV-based set-top Internet access devices, including the TeleWeb Broadcasting System, WonderTV
A6000, A6060, A8000, and A9000.

In March 1997, Richtime Far East Ltd., a subsidiary of the Company, started its high quality garment and textile import-export business in Hong Kong. The Company receives customer orders from Europe and North America, and contracts with garment or textile manufacturers, mainly in China, to complete those orders. The
Company then ships the finished goods overseas.
In February 1998, the Company set up a new wholly owned subsidiary LPF International Corp. ("LPF").
LPF is incorporated in the State of Delaware and operated in New York, NY. The purpose of LPF is to expand the Company's existing textile and apparel business worldwide and place more emphasis on fashion design. Richtime Far East Ltd. was then merged into LPF to be an indirect subsidiary of the Company.

Since June 1997, the Company has invested significant resources in research, product development, and engineering activities for its Internet broadcasting system and its WonderTV series of set-top box and other related products. As a result of these R&D activities and the low volume of sales during the initial commercialization of its products, the Company incurred net operating losses during the fiscal year ended June 30, 1998.
The Company anticipates that it will continue to make significant expenditures for product development and marketing of its Internet-related products in the foreseeable future. The Company believes that its TV-based products currently have greater market potential than its PC-based
Internet access products. See Item 6 - "Management
Discussion and Analysis or Plan of Operation".

THE COMPANY'S PRIMARY PRODUCTS AND SERVICES

The Company has primarily positioned itself as a researcher and developer of cable TV-based
Internet access related consumer electronics products, including hardware and software.
The Company then licenses its technologies to electronics manufacturers or contracts to manufacturers. The Company does not maintain manufacturing facilities.

TELEWEB SYSTEM AND WONDER-TVS

The Company's products include TeleWeb System and
WonderTV series products. The TeleWeb system is a WWW broadcasting system to send the Internet contents and selected commercial information through existing cable TV networks subscribers.
Based on the technology of the TeleWeb system, the Company has developed WonderTV series products:
WonderTV A6000, A6060, A8000, and A9000.

Using the Company's the TeleWeb system and its WonderTV terminals, subscribers can download desirable information to the hard disk of WonderTV according to the monitored data attributes of the user selection. Information is updated in real time and can be stored on the hard disk for later use. The Company offers a variety of related services, such as pay-per-view, real time stock trading, on-line shopping and commercial advertisement.

ONLINE SERVICES

Using its Internet research and development capabilities, the Company launched a project to: (1) provide online merchandise retail services over the Internet to Chinese customers with a variety of well-designed, high-margin merchandises made in North America or Europe. The Company's ready-to-launch online specialized superstore features a fun, easy to navigate interface with extensive product information and powerful search capabilities, and (2) provide information and electronic commerce services to hundreds of millions of Chinese people. The information provided includes breaking financial news, real-time stock quotes, corporate financial information as well as consumer entertainment information. The information may be derived either directly from the Internet or from the Company's own sources. The management of the Company believes that its targeted market of consumers represents an attractive and rapidly growing segment of the Web commerce industry.

PATENTS, TRADEMARKS AND LICENSES

The Company is pursuing patent applications in certain foreign countries. There can be no assurance that any of the Company's currently pending patent applications or future applications will be granted in full or in part or that claims allowed will be sufficiently broad to protect the Company's technology.
The Company currently holds all right, title, and interest in and to the trademarks, copyrights, patent license of Amiga-Commodore for registration and use in the People's Republic of China, Taiwan, Hong Kong, Macao and the Asian bordering countries between the People's Republic of China and the former Soviet Union.

COMPETITION

As the Company enters the market for Internet related products, it expects to experience significant competition from both existing competitors and additional companies that may enter this market. Some of these companies have greater technical, marketing, manufacturing, and financial resources than the Company.

To address the competitive nature of the business the Company is constantly seeking innovation to maintain its competitive edge. This includes using newly developed technology to periodically upgrade its electronic products always with new features accustomed to local users.

The markets for the Company's products are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, and competitive price pressures.
The Company will continue to develop and market appropriate products to remain competitive. The
Company believes that one of the factors in its competitive success is its continued commitment of resources to research and development.

EMPLOYEES

As of June 30, 1998, the Company had 47 full-time employees. The Company also employs independent contractors and other temporary employees in its software development department. None of the Company's employees is represented by a labor union. The Company considers relations with its employee to be excellent.

Item 2. PROPERTIES

The Company's corporate headquarters, including Regent's offices and R&D facility, is located at 200 Centennial
Avenue, Piscataway, New Jersey and consist of approximately 9,400 square feet under a lease that expires in June 4, 2002. The company's subsidiary
LPF is housed in a 6,800 square-foot leased space at 525 Seventh Avenue, New York, NY. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

The following table summarizes the lease agreements held by the Company and its subsidiaries relating to offices and other facilities:

Location   Lease Term    Commence Date    Expiration Date

Piscataway  5 years      June 5, 1997     June 4, 2002
New Jersey

New York   10 years      June 28,1998     Oct. 28,2008
New York

Middlesex    Annual      June 5, 1998       Renewable
New Jersey  Renewable

Overseas, Regent maintains a technical support and sales office space in Shanghai, China, and Richtime
Far East, Ltd. maintains an office space at 3/F, 4 Hok
Yuen Street East, Hunghom, Hong Kong.

Item 3. LEGAL PROCEEDINGS

As of the date hereof, there is no pending, or, to the best knowledge of the Company, threatened litigation involving the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fiscal year covered by this report.


Part II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock, par value $0.001, has been traded on OTC Electronic Bulletin Board under the symbol "LPFC" since December 1, 1994, and there are currently ten (10) market makers for the stock of the Company.

The table below sets forth the high and low closing prices of the Company's Common Stock from January
1997 through June 30, 1998. These price quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

 Quarter Ended               High    Low
 ---------------------     --------  -------

 1997
 March 31, 1997             $2.50   $0.13
 June 30, 1997              $4.50   $1.50
 September 30, 1997         $7.00   $2.38
 December 31, 1997          $7.13   $4.87

 1998
 March 31, 1998             $7.50   $5.50
 June 30, 1998             $10.50   $5.88

NUMBER OF REGISTERED HOLDERS

The number of registered holders of the Company's
Common Stock as of June 30, 1998, was 534, and the Company believes that there are a greater number of beneficial owners of shares of its Common Stock.

DIVIDENDS

To date, the Company has not declared or paid any cash dividends on its Common Stock. The
Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and no cash dividend are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenue and cash flow needed to declare cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The transactions set forth below were deemed exempt from registration under the Securities
Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) of the Securities Act.
In connection with each of these transactions, the shares were sold to a limited number of accredited investors as defined by Item 501 of Regulation D of the Securities and Exchange
Commission (the "Commission"). The accredited investors were provided opportunities to get access to all relevant information regarding the Company and they represented to the Company that they were "sophisticated" investors.
They also represented to the Company
that the shares they purchased were for
investment purposes only. Restrictive legends were placed on all stock certificates.

On September 18, 1997, the Company issued 6 million shares of its Common Stock to Rightiming Electronics
Corp. in exchange for 6 million shares of Regent
Electronics Corp., a subsidiary of the Company.
The purpose of the share exchange was to gain more control over the subsidiary of the Company.

On February 8, 1998, the Company entered into a stock subscription agreement with Hambrecht &
Quist Asia Pacific Ltd. and its affiliate Asia
Pacific Growth Fund II, L.P. (collectively
"H&Q"). Under the agreement, H&Q invested $6 million to acquire 1,500,000 shares of Preferred Stock of Regent Electronics Corp., a subsidiary of the Company. H&Q's acquisition represented approximately
5.5% of equity interest of Regent Electronics Corp.
Pursuant to the agreement, the Regent shares held by H&Q may be converted, subject to certain conditions, into Common Stock shares of the Company after January 1, 2000.

During the period of June 30, 1997 through June
30, 1998, the Company sold 648,500 shares of the Common Stock to ten accredited investors for an aggregate consideration of $2,594,000.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for each of the three fiscal years in the period ended June 30, 1998 has been derived from the consolidated financial statements of the Company, which have been audited by Schiffman
Hughes Brown, independent auditors, whose reports as of June 30, 1998, 1997 and 1996 are included elsewhere herein. The selected consolidated financial data should be read in conjunction with the attached consolidated Financial Statements and the related notes thereto and "Management's
Discussion and Analysis or Plan of Operation" appearing in Item 7 of this Form 10-K.



                Selected Consolidated Financial Data
                (in thousands, except per share data)

                           Fiscal Year Ended June 30
                                    1998      1997    1996

Consolidated Statement of
 Operations Data:
 Revenues                           4,843     410       40
 General and administrative expenses3,436     310       18
 Research and Development           3,762      15

 Minority interest in loss of
  Consolidated subsidiary             218      82

 Operating income (loss)           (2,057)     43       22

 Net income per share                (.05)    .00      .00

 Weighted average shares outstanding 44,421 29,238  26,799

                                  Fiscal Year Ended June 30
                                      1998    1997    1996
Balance Sheet Data:

 Working capital                     6,920     107     213
 Total assets                       16,404   8,221     385
 Long-term obligation                    0       0       0
 Total shareholders'equity          7,820   5,739    3,85


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated
Financial Statements as of June 30, 1998 and 1997 included herein this Report on Form 10-K for the fiscal year ended June 30, 1998.

OVERVIEW

Regent, designs, engineers, develops, provides and markets Internet related electronics products and services to electronics manufactures, commercial cable networks, and general individual customers.
Using its Internet research and development capabilities, including the TeleWeb broadcasting system, set-top boxes, WonderTV series products, the Company has started its on-line service business.

The Company has primarily positioned itself as a researcher and developer of cable TV-based Internet access related consumer electronics products, including hardware and software. The Company then licenses its technologies to electronics manufacturers or contracts to manufacturers.

The Company's products include the TeleWeb System and WonderTV series products. The TeleWeb system is a WWW broadcasting system to send Internet contents and selected commercial information through existing cable
TV network subscribers. Based on the technology of the TelWeb system, the Company has developed WonderTV series products: WonderTV A6000, A6060, A8000, and A9000.

Using the Company's TeleWeb system and its WonderTV terminals, subscribers can download desirable information to the hard disk of WonderTV according to the monitored data attributes of the user's selection. Information is updated in real time and can be stored on the hard disk for later use. The
Company offers a variety of related services, such as pay-per-view, real time stock trading, on-line shopping and commercial advertisement.

In 1998, the Company launched a project to: (1) provide online merchandise retail services over the Internet to Chinese customers with a variety of well-designed, high-margin merchandises made in the North America or Europe. The Company's ready-to-launch online specialized superstore features a fun, easy to navigate interface with extensive product information and powerful search capabilities, and
(2)provide information and electronic commerce services to hundreds of millions of Chinese people.
The information provided includes breaking financial news, real-time stock quotes, corporate financial information as well as consumer entertainment information.
The information may be derived either directly from the Internet or from the Company's own sources. The management of the Company believes that its targeted market of consumers represents an attractive and rapidly growing segment of the Web commerce industry.

RESULTS OF OPERATIONS

FISCAL 1998 AS COMPARED TO FISCAL 1997

Revenues     During fiscal 1998, the Company generated
its revenue primarily from (1) licensing the rights to its software products to business customers; (2) resale of chipsets; and (3) sales from its textile and apparel business. The Company's revenues reached $7.99 million in fiscal 1998 from zero in fiscal 1997.

International sales in fiscal 1998 represented 52% of net sales. The Company had no sales in fiscal 1997.

Research and Development     Fiscal 1998's increase
in research and development expenses was primarily a result of developing the TeleWeb broadcasting system and setting up online merchandise retail and electronic commerce services. The Company's software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the
Company has expensed all of its internal software development.

General and Administrative General and administrative expenses increased to $3.44 million in fiscal 1998 from $310,241 in fiscal 1997. The primary reason for the increase was hiring more software engineers to conduct product development. The other increase was due to the fact that the Company has to rent more office space for its growing business activities. In addition, administrative expenses including legal and accounting also increased.

Operating Loss    As a result of the factors discussed above,
the Company's operating income decreased from $43,390 in fiscal 1997 to $2.06 million of net loss in fiscal 1998.

Income Taxes.    The Company's losses for fiscal 1998 may
be utilized as an offset against future earnings.
There is no assurance that future operations will produce taxable earnings.

FISCAL 1997 AS COMPARED TO FISCAL 1996

The Company became active in January 1997. For the fiscal year ended June 30, 1997, the Company had a net income of $43,390 compared to $22,160 in fiscal 1996.

Revenues     The revenues of the Company in fiscal 1997
were $582,386 compared to $40,098 in fiscal 1996. The revenues in fiscal 1997 were primarily from the sale of its investment in Rightiming Electronics Corp., a NJ-based high tech company.

Research and Development Regent Electronics Corp., a subsidiary of the Company, began to carry out its product development activities in June 1997. For the fiscal year ended June 30, 1997, the Company had R&D expenses of $14,703. There were no R&D expenses in fiscal 1996.

Net Income. The Company become active in January 1997.
For the fiscal year ended June 30, 1997, the Company had a net income of $43,390 compared to $22,160 in fiscal 1996.

Income Taxes.     The Company had no income taxe
liabilities in fiscal 1997 and 1996 because those income taxes liabilities were offset by the Company's net operating losses (NOLs) incurred in previous years.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the fiscal 1998 with a cash and cash equivalents position of approximately $3.2 million, compared to $268,679 in fiscal 1997.

Since January 1997, the Company has financed its operations and expenditures primarily through the sale of capital stock. On February 8, 1998, Hambrecht
& Quist Asia Pacific Ltd. and its affiliate Asia
Pacific Growth Fund II, L.P. (collectively "H&Q") invested $6 million to acquire 1,500,000 shares of Preferred Stock of Regent Electronics Corp. H&Q's acquisition represented approximately 5.5% of equity interest of Regent. Pursuant to the agreement, subject to certain conditions, the Regent shares held by H&Q may be converted into Common Shares of the Company after January 1, 2000.

During the period of June 30, 1997 through June 30,
1998, the Company sold 648,500 shares of the Common
Stock to ten accredited investors for an aggregate consideration of $2,594,000.

At June 30, 1998, the Company had working capital of $6.92 million (an increase of $6.8 million from $106,924 as of June 30, 1997). During Fiscal 1998, operating activities provided $766,302 of net cash, investing activities used $ 113,854 of net cash for equipment purchases, and financing activities provided $2.27 million of net cash, primarily from H&Q's investment and private placements.
Approximately 60% of net cash used in 1998 were spent on research and development and related activities.

The Company believes that the anticipated funds from operations and existing cash and cash equivalents will be sufficient to meet its cash requirements for at least the next twelve months. Although the Company's operating activities may generate cash to cover its operating costs, the Company's continuing operating and investing activities may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

The Company's foreign sales are denominated in U.S. dollars. The Company does not incur any foreign currency risks; however, fluctuations in currency exchange rates could cause the Company's products and services to become relatively more expensive to foreign customers, which may result in a reduction in foreign sales or the profitability of any of such sales.

Historically, the size and timing of sale transactions have varied substantially from quarter to quarter, and the Company expects such variations to continue into the future.
Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be adversely affected if revenues fall below the Company's expectation.

In fiscal 1999, the Company, through its subsidiary
Regent Electronics Corp., will actively look for business opportunities in China and its bordering countries to manufacture and market its TeleWeb broadcasting system and WonderTV series products.
The Company has been contacting several big TV manufacturers in China seeking a contractor for such purpose. The Company is confident in its market potential based on the continuation of economic growth and the increasing demand for Internet access and multimedia entertainment in China.
It is part of the Company's business strategy to use the revenues generated from sales of the TeleWeb system and WonderTV series products to finance the Company's research and development activities in its new generation of products for multimedia home entertainment.

Some international companies with capability of producing similar products are also trying to enter into the China's multimedia entertainment market. To improve its competitiveness, the Company focuses on products that are accustomed to China's cultural tradition and the Company will persist in its aggressive drive to reduce business cost. While subject to many variables, the Company anticipates revenue increases in the coming fiscal year. At the same time, the Company will continue to raise capital necessary for its expansionary operations and research and development activities.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Effective for fiscal 1998, the Company adopted
SFAS No. 123, "Accounting for Stock-Based
Compensation," and, as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles
Board Opinion No. 25 to its stock options. This statement requires footnotes disclosure of the pro forma impact on net income and earnings per share of the compensation cost that would have been recognized if the fair value of all stock-based awards were recorded in the income statement.

In March 1997, the Financial Accounting Standards
Board issued SFAS No. 128, "Earnings Per Share" which simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No.
15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending after December
15, 1997. Had this statement been effective for the years ended June 30, 1997 and 1996, earnings would have been presented as follows:

  Year ended June 30               1998  1997

  EPS - basic                    $(.05)  $0.00
  EPS - diluted                  $(.05)  $0.00

In June 1997, the Financial Accounting Standards
Board (FASB) issued two SFASs: SFAS No. 130, "Reporting
Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".
As specified by these statements, the Company will apply these statements beginning in fiscal 1999 and reclassify its financial statements for earlier periods provided for comparative purposes.

SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that Are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 131 establishes standards for the way that the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It amends FASB No. 94, "Consolidation of
All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries.

At this point, the Company has not determined the impact of adopting SFAS 131.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments (such as investments) are not material.


Item 8. FINANCIAL STATEMENTS

See Item 14 (a) for an index to the audited consolidated financial statements and supplementary financial information that are attached hereto.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING
AND FINANCIAL DISCLOSURE

The Company appointed the accounting firm of Schiffman, Hughes & Brown to serve as the independent auditors of its year-end financial statements starting from its fiscal year of 1995. To the best knowledge of the current management, the Company did not use an auditor for its fiscal year prior to 1995 and therefore had no auditors.

The Company has no disagreement with
accounting and financial disclosure.


Part III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's directors, executive officers and their respective ages and positions as of June 30, 1998 are as follows:

    Name           Age Date Appointed     Position

James Yao (2)      44  January 1997    Chairman, President & Director
David Leung        53  January 1997    Vice President & Director
James Liu          43  January 1997    Vice President & Director
Jeremy Wang(1) (2) 43  May 1997        Director
Simon Gu (1)       43  September 1997  Director
Gary Huang (1)     42  January 1997    Treasurer, Secretary & Director

(1)Member of the Audit Committee.
(2)Member of the Compensation Committee


The following are biographies of the
Company's executive officers and directors for the recent years.

JAMES YAO joined the Company as President and a Director in January 1997 and was elected Chairman of the Board of Directors. He has over 15 years of business experience in multinational companies as well as new ventures in textile and apparel industry, most recently with Yao Investment Corp. and Lotus
International Holdings Corp., where he served as Chairman. Mr. Yao graduated from Miya
Gawa University in Tokyo, Japan.

DAVID LEUNG joined the Company as Vice President in January 1997. Prior to joining the Company, Mr.
Leung served as General Manager of Shenzhen New
Technology Development Co., Ltd. in Shenzhen, China.
He is a director of Lotus International Holdings Corp.
He was employed as a research fellow with Electronics
Research Institute in Guangzhou, China under Academia
Sinica from 1984 to 1992. Mr. Leung had a BS from
Beijing Institute of Technology.

JAMES LIU has been a director and Vice President of the Company since January 1997. Prior to his joining the Company, Mr. Liu served as President of JBL International Inc. in New York, NY. He is a director of Lotus International Holdings Corp.
From 1983 to 1990, he was a manager in charge of international trade in Jiangsu Provincial
Government of the People's Republic of China.
He graduated with a BA degree from Nanjing
University, China.

JEREMY WANG was elected Director in March 1997.
In the past ten years, he worked at AT&T Bell
Laboratories and Merck & Co. He held various responsibilities in system engineering, development and product management in the telecommunications industry. Mr. Wang had an MS in Chemical Engineering from University of Virginia, and a MS in Computer Science from New Jersey
Institute of Technology.

SIMON GU has been a director since September 1997.
Mr. Gu has more than twelve years of experience in electronics and computer industries, and has been a senior computer engineer at AT&T since 1990.
He held several senior technology positions at US Army Armament Research, Development and
Engineering Center and Information Department of
Town & County International, Inc. from 1987 to
1990. Mr. Gu holds a Master of Sciences in computer sciences from Polytechnic University of New York and a BS in computer sciences at Kean
College of New Jersey.

GARY HUANG has been Treasurer and Secretary of the Company since January 1997. Prior to joining the Company, Mr. Huang served as Senior
Accountant / Financial Analyst at Rightiming
Electronics Corp. with full responsibilities in accounting, financial reporting and treasury functions. He holds an MBA in finance from University of New Haven and an MA in Economics from Yale University.

All directors hold office for their elected term or until their successors are duly elected and qualified. Should a director be disqualified or unable to serve as a director, the vacancy so arising may be filled by the Board of Directors for the unexpired portion of his term. All officers serve at the discretion of the Board of Directors. There are no family relationships among the members of the Board of Directors or any executive officers of the Company.

COMMITTEES AND BOARD COMPENSATION

The Board of Directors conducts its business through meetings of the Board of Directors and through its committees. In accordance with the By-laws of the Company, the Board of Directors has established an Audit Committee and a Compensation
Committee.

AUDIT COMMITTEE

The Audit Committee acts on behalf of the Board

of Directors with respect to the Company's financial

statements, record-keeping, auditing practices and matters relating to the Company's independent public accountants, including recommending to the Board of Directors the firm to be engaged as its independent public accountants for the next fiscal year; reviewing with the Company's independent public accountants the scope and results of the audit and any related management letter; consulting with the independent public accountants and management with regard to the

Company's accounting methods and adequacy of its internal accounting controls; approving the professional services rendered by the independent public accountants; and reviewing the independence of the independent public accountants. The Audit Committee consists of Directors Jeremy Wang, Simon Gu and Gary Huang.

COMPENSATION COMMITTEE

The Compensation Committee reviews and makes recommendations to the Board of Directors the appropriate compensation of directors and executive officers of the Company. The Compensation Committee consists of Directors James Yao and Jeremy Wang.

DIRECTORS' COMPENSATION

Directors are not paid a fee for attending Board of Directors or committee meetings, but are reimbursed for their travel expenses to and from the meetings.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of the officers or directors has been involved in any material legal proceedings that occurred within the last five years of any type as described in Section 401(f) or Regulation S-B.

Item 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth information concerning the total compensation of the Company executive officers for services rendered in all capacities to the Company for the fiscal year ended June 30, 1998:

              Cash Compensation
Names of      for twelve Months                    Other
Officers      Ending June 30, 1998   Stock Options Compensations

James Yao      $ 68,000              None (Note 1)     None
President & Chairman of the Board

David Leung    $ 0                   None (Note 1)     None
Vice President & Director

James Liu      $ 68,000              None (Note 1)     None
Vice President & Director

Gu Huang       $ 36,000              None              None
Treasurer & Secretary
- ---------------------------------------------------------------------
Note 1:  No stock options were granted in fiscal
1998 to the Company directors and officers. For fiscal 1997, the Company issued 1,090,000 shares of stock options to its four directors and officers as part of the compensation plans. Each of those options is currently exercisable at an exercise price of $6.00 per share and shall be expired on May 15 and May 30, 2002. As of June 30, 1998, no stock options have been exercised.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS & MANAGEMENT

The Company has 47,386,804 shares of common stock issued and outstanding and 4,300 shares of Series
A Preferred Stock issued and outstanding. All of the series A Preferred Stock is owned by Lotus
International Holding Corp. The following institutional investors hold 5% or more of the Company's common stock shares:

Lotus International Holdings Corp.  9,000,000 shares  15.9%
Yao Investment Corp.                8,000,000 shares  14.2%
Rightiming Electronics Corp.        6,000,000 shares  10.6%
Evolving Investments Ltd.           3,100,000 shares   5.5%

The percentages indicated are based on the Company s
Stock Options and Warrants exercisable as of June 30,
1998 and 47,386,804 shares of Common Stock issued and outstanding as of June 30, 1998.

None of the Company's officers and directors own shares individually, except stock options. See Item
11 - Executive Compensation.

Each share of Series A Preferred Stock has one vote.

James Yao and James Liu constitute all the directors of Lotus International Holdings Corp. and James Yao also serves as President of Yao Investment Corp.

There are no arrangements including pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

On December 2, 1997, Lotus International Holdings
Corp., a shareholder of the Company, disposed of the Company s Common Stock shares to its shareholders, affiliate companies and related parties. From this transaction, Yao Investment Corp. received
8 million shares of Common Stock of the Company.
James Yao, President & Chairman of the Company, also serves as President of Yao Investment Corp.


Item 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

Financial Statements and Reports of Schiffman Hughes
Brown, Independent Auditors

Report of Schiffman Hughes Brown, Independent Auditors

Consolidated Balance Sheet as June 30, 1998 and 1997

Consolidated Statements of Operations - for the Fiscal Years ended June 30, 1998, 1997 and 1996

Consolidated Statements of Shareholders' Equity - for the Fiscal Years Ended June 30, 1998, 1997 and 1996

Consolidated Statements of Cash Flows - for the Fiscal Years
Ended June 30, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.  Exhibits

Amended Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State

Amended and Restated Bylaws of the Registrant

(b) Reports on form 8-K

The Registrant filed a Form 8-K as of September 9,
1997, wherein it reported that Mr. Simon Gu was elected as a member of the Board of Directors.

The Registrant filed a Form 8-K as of September 18, 1997, wherein it reported that the Company issued 6 million shares of common stock to Rightiming Electronics Corp.
in exchange for its 6 million shares of common stock of Regent Electronics Corp.

The Registrant filed a Form 8-K as of March 4, 1998, wherein it reported that H&Q Asia Pacific and Asia
Pacific Growth Fund II invested $6 million to acquire
1.5 million shares of preferred stock of Regent
Electronics Corp., a subsidiary of the Company.

The Registrant filed a Form 8-K as of March 6, 1998, wherein it reported that the Company created a new, wholly owned subsidiary, LPF International Corp., in order to control and expand its existing textile business worldwide. Richtime Far East Ltd. became an indirect subsidiary of the Company.



LOTUS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 1998 AND 1997




SCHIFFMAN HUGHES BROWN
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTS
















SCHIFFMAN HUGHES BROWN
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTS



INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Lotus Pacific, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Lotus pacific, Inc. and Subsidiaries as of June 30, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lotus Pacific, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/

Schffman Hughes Brown
Blue Bell, Pennsylvania
September 4, 1998




790 PENLLYN PIKE, SUITE 302, BLUE BELL, PENNSYLVANIA 19422
(215) 646-2000  FAX (215) 646-1937



              LOTUS PACIFIC, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 1998 AND 1997


                            ASSETS
                                    1998            1997
Current Assets:
 Cash                            $3,193,127       $268,679
 Accounts Receivable              4,979,759
 Prepaid Expenses                   760,295
 Advances                          _________         2,354
  Total current assets            8,933,181        271,033

Investments (Note 5)                600,000        600,000

Property and equipments:
 Furniture and office equipment      90,192         90,000
 Equipment                        1,541,231      1,502,120
 Leasehold improvements              75,612           1,041
                                  1,707,015       1,593,161
 Less: accumulated depreciation     348,286          26,623
                                  1,358,729       1,566,538
Other assets:
 Intangible asset, net of accumulated
  amortization of $370,477 and $28,480
  in 1998 and 1997, respectively  5,439,523       5,781,520
 Deposit                             7                1,700
                                  5,512,315       5,783,220
                                $16,404,225      $8,220,791

              LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities:
 Account payable                 $1,755,654         $14,946
 Loan Payable (Note 3)              120,000
 Salaries Payable                    63,819
 Payroll taxes payable               32,234          25,771
 Income taxes payable (Note 6)       42,110         123,392
  Total current liabilities       2,013,817         164,109

Minority interest in subsidiary (Note 5)
                                  6,569,544       2,317,815

Stockholders' equity:
 Common stock (Note 8)               47,387          40,737
 Preferred stock, Series A (Note 8)       4               4
 Common Stock Warrant (Note 8)       80,000
 Additional paid-in capital      10,240,740       6,188,348
 Accumulated deficit             (2,547,267)       (490,222)
                                  7,820,864       5,738,867
                                $16,404,225      $8,220,791


See independent auditor's report and notes to financial statements


LOTUS PACIFIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1998 AND 1997




                                   1998          1997

Sales                          $10,998,875      $ - 0 -
Cost of Sales                    7,989,318
Gross Profit                     3,009,557

Operating expenses               4,933,919      310,241

Operating loss                  (1,924,362)    (310,241)

Other income (expenses):
 Interest income                    33,675       11,186
 Research and development       (2,264,801)     (14,703)
 Gain on sale of investment        398,805
 Royalty Income                  1,800,000
                                  (431,126)     395,288

Net income (loss) before income taxes
 and minority interest in income
 of consolidated subsidiaries   (2,355,488)      85,047

Income tax benefit (expenses)
 (Note 6)                           80,714     (123,842)

Minority interest in loss of
 consolidated subsidiaries         217,729       82,185

Net income                     $(2,057,045)     $43,390

Earnings per share
 Basic                               $(.05)        $.00
 Diluted                             $(.05)        $.00

Weighted average shares         44,421,334   29,238,081


See independent auditor's report and notes to financial statements



LOTUS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED IN JUNE 30, 1998 AND 1997



      Common      Preferred   Common          Additional
      Shares      Shares      Stock           Paid-in
      Outstanding Outstanding Warrants Amount Capital  Deficit total

Balance, June 30, 1996
     26,937,054    4,300             $26,941 $892,148 $(533,612) $385,477

Issuance of common stock
     13,800,00                        13,800 5,296,200          5,310,000

Net income for the year ended June 30, 1997
     _______      _______    ______   ______  ________   43,390    43,390

Balance,June 30,1997
    40,737,054   4,300               $40,741$6,188,348$(490,222)$5,738,867

Issuance of common stock
       536,000                                   536 2,071,464  2,072,000

Issuance of Common stock For services
       113,750                                   114   454,886    455,000

Issuance of Common Stock For purchase Of subsidiary
     6,000,000                                 6,000 1,526,042  1,532,042

Issuance of Common Stock Warrants
                                   8,000,000  80,000               80,000

Net loss for the year ended June 30, 1998
   _______    ___    __   ________    _______   (2,057,045)   (2,057,045)

Balance, June 30, 1998
  47,386,804   4,300 8,000,000$127,391$10,240,740 $(2,547,267) $7,820,864







See independent auditor's report and notes to financial statements


LOTUS PACIFIC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                             1998        1997
Cash flows from operating activities:
 Net income (loss)                     $(2,057,045)   $43,390
 Adjustments to reconcile income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization           663,660     55,103
   Common stock issued for services        455,000
   Gain on sale of investment                        (398,805)
 Changes in assets and liabilities:
  Increase in accounts receivable      (4,979,759)
  Increase in prepaid expenses           (760,295)
  Increase (decrease) in advances           2,354     (2,354)
  Increase in deposit                     (71,092)    (1,700)
  Increase in accounts payable          1,740,708     14,946
  Increase in payroll taxes payable         6,463     25,771
  Increase in salaries payable             63,819
  Increase (decrease) in income tax payable (81,282) 123,392 Increase in minority interest in subsidiary 5,783,771 2,317,815
Net cash provided by (used in)
 operating activities                     766,302  2,177,558

Cash flows from investing activities:
  Purchase of property and equipment    (113,854) (1,593,161)
  Purchase of intangible asset                    (5,810,000)
Net cash used in investing activities   (113,854) (7,403,161)

Cash flows from financing activities:
 Issuance of common stock              2,072,000   5,310,000
 Issuance of common stock warrants        80,000
 Increase in loans payable               120,000
 Proceeds from sale of investment                    571,200
 Acquisition of investment                          (600,000)
Net cash provided by financing
  activities                           2,272,000   5,281,200

Net cash increase in cash              2,924,448      55,597

Cash, beginning                          268,679     213,082

Cash, ending                          $3,193,127    $268,679

Supplemental disclosure of cash flow information:
 Cash paid for taxes                     $500          $150

Supplemental disclosure of non-cash financing activities:
 Issuance of common stock for services  $455,000
 Issuance of common stock for
  purchase of subsidiary              $1,532,042


See independent auditor's report and notes to financial statements


LOTUS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997


1. Description of business:

Lotus Pacific, Inc. (the "Company") is a holding company and its main business is conducted through its two subsidiaries: Regent Electronics Corp. ("Regent") and
LPF International Corp. ("LPF").

Regent is a New Jersey based cybetech corporation.
Regent generates its income from granting technology patent and licenses to manufactures and from selling products to China or its neighboring countries through a combination of direct sales, under reseal agreement, or through distribution channels, such as governmental authorities and local cable TV stations. The Company owns 87.3% of Regent's equity interest.

LPF International Corp., a newly formed and wholly owned subsidiary of the Company, was incorporated in the State of Delaware in February 1998 and operates in New York City, NY. The formation of this new subsidiary in the U.S. is part of the Company's business strategy to develop the Company's textile and apparel business worldwide.

In January 1997, the Company set up a wholly owned subsidiary, Richtime Far East, Ltd. (a Hong Kong corporation operated in Hong Kong). The Company is continuing to investigate business opportunities.

2. Summary of significant accounting policies:

Principle of Consolidation:

The accompanying financial statements include the accounts of Lotus Pacific, Inc.; its 87.3% owned subsidiary, Regent Electronics Corp.; and its wholly owned subsidiary, LPF International Corp.
The 12.7% non-owned portion of Regent Electronics
Corp. appear as minority interest in subsidiary on the balance sheet in accordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash or cash equivalents.

Accounts Receivable:

The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year.
No allowance for doubtful accounts has been provided, since management believes all accounts are collectable.


LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1998 AND 1997


Equipment and Depreciation:

Property and equipment are stated at cost.
Depreciation is calculated using the straight-line method over their estimated useful lives from 3 to 40 years. Depreciation expense for the years ended June 30, 1998 and 1997 was $321,896 and $26,623, respectively.

Intangible Asset:

Intangible asset consists of the acquisition of patents by the Company in June 1997. The patents are carried at cost and amortized over the useful life of 17 years.

Research and Development:

Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge that will be used to develop and improve its Internet access product. The Company expenses all such research and development costs as they are incurred.

Income Taxes:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of balance sheet items for financial and income tax reporting. There is no difference between the basis for financial and income reporting.

Investment in Unconsolidated Subsidiary:

The Company recorded its investment in Richtime
Far East, Ltd. (a Hong Kong company) at cost.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk:

The Company occasionally maintains deposits in excess of federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions.




LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1998 AND 1997

Earnings Per Share:

Primary earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and equivalent number of common shares of convertible preferred stock. Fully diluted earnings per share reflect the dilutuive effect of stock options and warrants. For the year ended June 30, 1998, the computation of fully diluted loss per share was antidilutive; therefore, the amounts reported for primary and fully dilutive loss per share were the same.

3. Loans Payable:

Represents money deposited with the Company in June 1998 from a potential investor who has requested their money back. The $120,000 was refunded to them in July 1998.

4. Issuance of Stock:

During the year ended June 30, 1998, the Company issued an aggregate of 6,649,750 shares of its common stock. 536,000 shares of common stock were issued for cash consideration of $2,072,000, 113,750 shares of common stock were issued for consulting services, and 6,000,000 shares of common stock were issued to purchase at book value, $1,532,042, an additional 17% interest in Regent Electronics Corp.

During the year ended June 30, 1997, the Company issued 13,800,000 shares of its common stock for aggregate cash consideration of $5,310,000.

5. Acquisitions and Dispositions:

Shanghai Union Auto Bicycle Co., Ltd.:

On September 25, 1995 the Company exchanged 560,000 shares of its common stock for a seventy percent equity interest in Shanghai Union (Shanghai Union)
Auto Bicycle Co., Ltd. in Shanghai, People's
Republic of China.  At September 25, 1995 Shanghai
Union had stockholder's equity of $ 204,721, 70% thereof was $143,305.

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



LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1998 AND 1997

Regent Electronics Corp.:

In April and May 1997, the Company also acquired
70% of the common stock of Regent Electronics corp.
for $5,388,000. In September 1997, the Company purchased an additional 17% of the common stock of Regent Electronics Corp. through the issuance of 6,000,000 shares of common stock. Regent
Electronics Corp. was incorporated to manufacture electronic Interest access equipment and software to be marketed and sold in the Far East. The accounts of Regent Electronics Corp. are consolidated with the parents (Lotus Pacific, Inc.) accounts.

LPF International Corp.:

In February 1998, the Company acquired 100% of the common stock of LPF International Corp. for $1,300,000.
LPF International Corp. was incorporated to be a fashion designer and a broker in the worldwide textile and apparel business. The accounts of LPF
International Corp. are consolidated with the parent's (Lotus Pacific, Inc.) accounts.

Richtime Far East, Ltd.:

In April 1997, the Company acquired 100% of the stock of Richtime Far East, Ltd. (a Hong Kong corporation) for monetary consideration of $600,000.
he management of Lotus Pacific, Inc. has limited operational input upon the operations of Richtime
Far East, Ltd. and carries the investment at cost.
Richtime Far East, Ltd. is not consolidated with Lotus Pacific, Inc. in accordance with generally accepted accounting principles.

Pertinent financial information for Richtime Far East,
Ltd. is as follows:

                    1998        1997
                 Unaudited   Unaudited

  Sales         $5,699,495  $1,990,480
  Gross Profit    $587,095    $213,717
  Net Income      $475,725    $177,742

6. Income Taxes:

Income taxes for years ended June 30, 1998 and 1997 consisted of the following:

                 1998       1997

  Current:
   Federal   $(61,917)    $92,120
   State      (18,797)     31,722

             $(80,714)   $123,842

LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1998 AND 1997

7. Financial Instrument:

Cash accounts are secured by the Federal Deposit
Insurance Corporation up to $100,000.  At June 30,
1998 and June 30, 1997, the uninsured balance was $2.743,480 and $56,199 respectively.

Capital Stock:

Common stock - $.001 par value, 6,000,000 shares authorized, 47,387,644 and 40,737,894 shares issued and outstanding in 1998 and 1997, respectively.

Preferred stock, Series A - $.001 par value,
100,000 shares authorized, 4,300 shares issued and outstanding in 1998 and 1997.

Common stock warrants - 8,000,000 warrants issued and outstanding. Each warrant entitled the holder to purchase one share of the Company's common stock at $3.00 per share. Warrants expire
May 5, 2002. As of June 30, 1998, no warrants have been exercised.

Significant customers:

For the year ended June 30, 1998, the Company had four customers with billings in excess of 10% of total revenues. These two customers accounted for approximately 70% of total revenues.


LOTUS PACIFIC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1998 AND 1997

10. Condensed Financial Statements for Regent
Electronics Corp. at June 30, 1998 and 1997:


                      BALANCE SHEET

                          ASSETS

                                   1998           1997

Current assets                $7,232,436       $205,035
Property and equipment         1,281,029      1,564,334
Other assets                   5,461,930      5,783,220

                             $13,975,395     $7,552,589

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities           $2,134,683        $38,539

Stockholders' deficit:
  Common stock                    26,000         26,000
  Preferred stock                  1,500
  Stock warrants                   1,500
  Additional paid-in capital  13,760,500      7,762,000
  Accumulated deficit         (1,948,788)      (273,950)
                              11,840,712      7,514,050
                             $13,975,395     $7,552,589

                   STATEMENT OF OPERATIONS

Sales                         $6,155,000
Cost of sales                 (3,408,500)
Interest income                   30,535         $2,563
Royalty income                 1,800,000
Operating costs and expenses  (6,251,873)      (276,513)

Net Loss                     $(1,674,838)     $(273,950)

                    STATEMENT OF CASH FLOWS

Cash flows used in operating activities
                             $(3,914,716)     $(235,411)
Cash flows used in investing activities
                                 (38,083)    (7,347,554)
Cash flows from financing activities
                               6,436,500      7,788,000

Net increase in cash          $2,483,701       $205,035


LOTUS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 1998 AND 1997

10. Condensed Financial Statements for LPF
International Corp. at June 30, 1998:

                          BALANCE SHEET

                              ASSETS


Current assets              $1,435,933
Property and equipment          75,603
Other assets                    50,617

                            $1,562,153

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities           $171,962

Stockholders' deficit:
    Common stock             1,300,000
    Retained earnings           90,191
                             1,390,191
                            $1,562,153

                     STATEMENT OF OPERATIONS

Sales                       $4,843,940
Cost of sales               (4,580,823)
Interest income                     67
Operating costs and expenses  (172,993)

Net income                     $90,191

                    STATEMENT OF CASH FLOWS

Cash flows used in operating activities  $(984,919)
Cash flows used in investing activities    (75,603)
Cash flows from financing activities     1,300,000

Net increase in cash                      $239,578



Signatures



Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant had duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.



Date: September 29, 1998

Lotus Pacific, Inc.


 /S/  James Yao
James Yao, Chairman & President


Pursuant to the requirements of the Securities
Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrants and in capacities and on the dates indicated.

 /S/   David Leung, Director & Vice President
 /S/   James Liu, Director & Vice President
 /S/   Jeremy Wang, Director
 /S/   Simon Gu, Director
 /S/   Gary Huang, Secretary, Treasurer & Director



Exhibits 3.1

CERTIFICATE OF AMENDMENT
OF CERTIFICATE OF INCORPORATION
OF LOTUS PACIFIC, INC.

LOTUS PACIFIC, INC., a corporation organized and existing under and by virtue of the General Corporation
Law of the State of Delaware, DOES HEREBY CERTIFY:

FIRST: That the Board of Directors of said corporation at a meeting only convened and held, adopted the following resolution:

RESOLVED that the Board of Directors hereby declared it advisable and in the best interest of the Company that Article Fourth of the Certificate of Incorporation be amended to read as follows:

FOURTH: The total number of shares of stock which this Corporation is authorized to issue is:

Sixty Million (60,000,000) shares of Common Stock with a par value of One Mil ($.001) per share, One
Hundred Thousand (100,000) shares of Preferred Stock with a par value of One Mil ($.001) per share and Four
Thousand Three Hundred (4,300) shares of Preferred
Class A Stock with a par value of One Mil ($.001) per share.

SECOND: That the said amendment has been consented to and authorized by the holders of a majority of the issued and outstanding stock entitled to vote by written consent given in accordance with the previsions of Section 228 of the General Corporation law of the State of Delaware.

THIRD: That the aforesaid amendment was duly adopted in accordance with the applicable provisions of Sections
242 and 228 of the General Corporation Law of the State of Delaware.

IN WITNESS WHEREOF, said corporation has caused this Certificate to be signed by James Yao this fifteenth day of June A.D. 1998.


/S/ James Yao

____________________________
James Yao, President & Chairman



Exhibit 3.2


BYLAWS
OF
LOTUS PACIFIC, INC.
(a Delaware corporation)


ARTICLE I

OFFICES

The principal office of the Corporation shall be located in 200 Centennial Avenue, Suite 201,
Piscataway, NJ 08854. The Corporation may have such other offices, either within or without the State New Jersey, as the Board of Directors may designate or as the business of the Corporation may require from time to time.

ARTICLE II

SHAREHOLDERS

 SECTION 1. Annual Meeting. The annual meeting of the shareholders shall be held on the second day in the month of December in each year, beginning with the year 1998, at the hour of 2 p.m., for the purpose of electing Directors and for the transaction of such other business as may come before the meeting. If the election of Directors shall not be held on the day designated herein for any annual meeting of the shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon as thereafter as conveniently may be.

 SECTION 2. Special Meeting. Special meeting of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the President or by the Board of Directors, and shall be called by the President at the request of the holders of not less than fifty one percent ( 51%) of all the outstanding share of the Corporation entitled to vote at the meeting.

 SECTION 3. Place of Meeting. The Board of Directors may designate any place, either within or without the State of New Jersey, unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the State of New Jersey, unless otherwise prescribed by statute, as the place for the holding of such meeting. If no designation is made, the place of meeting shall be the principal office of the Corporation.

 SECTION 4. Notice of Meeting. Written notice stating, day and hour of the meeting and, in case of a special ' meeting, the purpose or purposes for which the meeting is called, shall unless otherwise prescribed by statute, be delivered not less than 10 days, nor more than 60 days before the date of the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States, addresses to the shareholder at his address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid.

 SECTION 5. Waiver of Notice. Notice need not be given to any stockholder who submits a written waiver of notice signed by him before or after the time stated therein. Attendance of a stockholder at a meeting of stockholders shall constitute a waiver of notice of such meeting, except when the stockholder attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice.

 SECTION 6. Closing of Transfer Books or Fixing of
Record. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend , or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the Corporation may provide that the stock transfer books shall be closed for a stated period, but not to exceed in any case fifty (50) days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least
21 days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than 50 days and, in case of a meeting of shareholders, not less than 30 days, prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders.
When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

 SECTION 7. Stockholder List. The officer or agent having charge of the stock transfer books for shares of the corporation shall make a complete list of the shareholders entitled to vote at each meeting of shareholders or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each. Such list shall be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting for the purposes thereof.

 The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by this section or the books of the Corporation, or to vote at any meeting of stockholders.

 SECTION 8. Conduct of Meeting. Meetings of the stockholders shall be presided over by one of the following officers in the order of seniority and if present and acting, the Chairman of the Board, if any, the Vice Chairman of the Board, if any, the President, a Vice President, or if none of the foregoing is in officer and present and acting, by a chairman to be chosen by the stockholders. The Secretary of the Corporation shall act as secretary of every meeting, but if the Secretary is not present, the Chairman of the meeting shall appoint a secretary of the meeting.

 SECTION 9. Quorum. A majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. If less than a majority of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

 SECTION 10. Proxy Representation. Every stockholder may authorize another person or persons to act for him by proxy in all matters in which a stockholder is entitled to participate, whether by waiving notice of any meeting, voting or participating at a meeting, or expressing consent or dissent without a meeting.
Every proxy must be signed by the stockholder or by his attorney-in-fact. NO proxy shall be voted or acted upon after three years from its date unless such proxy provides for a longer period. A duly executed proxy shall be irrevocable if it states that it is irrevocable and, if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A proxy may be made irrevocable regardless of whether the interest with which it is coupled is an interest in the stock itself or an interest in the Corporation generally. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting.

 A meeting of the Board of Directors may be had by means of a telephone conference or similar communications equipment by which all persons participating in the meeting can hear each other, and participation in a meeting under such circumstances shall constitute presence at the meeting.

 SECTION 11. Voting of Shares. Each outstanding share entitled to vote shall be entitled to one upon each matter submitted to a vote at a meeting of shareholders.
Directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors. Any other action shall be authorized by a majority of the votes cast except where the General Corporation Law prescribes a different percentage of votes and/or a different exercise of voting power, and except as may be otherwise prescribed by the provisions of the certificate of incorporation and these Bylaws. In the election of directors, and for any other action, voting need not be ballot.

 SECTION 12. Voting of Shares by Certain Holders.
Shares standing in the name of another corporation may be voted by such officer, agent or proxy as the Bylaws of such corporation may prescribe or, in the absence of such provision, as the Board of Directors of such corporation may determine.

 Shares held by an administrator, executor, guardian or conservator may be voted by him either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.

 Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name, if authority to do so be contained in an appropriate order of the court by which such receiver was appointed.

 A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledge, and thereafter the pledge shall be entitled to vote the shares so transferred.

 Shares of its own stock belonging to the Corporation shall not be voted directly or indirectly, at any meeting, and shall not be counted in determining the total number of outstanding shares at any given time.

 SECTION 13. Stockholder Action without Meeting.
Any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting, without prior notice and without a vote, upon the written consent of not less than fifty one percent (51%) of the shareholders who would have been entitled to cast their votes to authorize the action at a meeting at which all shareholders entitled to vote thereon were present and voting.


ARTICLE III

BOARD OF DIRECTORS


 SECTION 1. General Powers. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors of the Corporation.
The Board of Directors shall have the authority to fix the compensation of the members thereof. The use of the phrase whole board' herein refers to the total number of directors which the Corporation would have if there were no vacancies.

 SECTION 2. Qualifications and Number. A director need not to be stockholder or a citizen of the United
States. The initial Board of Directors shall consist of two( 2 ) persons. Thereafter the number of directors constituting the whole board shall be at least one.
Subject to the foregoing limitation and except for the first Board of Directors, such number may be fixed from time to time by action of the stockholders or of the directors. The number of directors may be increased or decreased by action of the shareholders or of the directors.

 SECTION 3. Election and Term. The first Board of Directors, unless the members thereof shall have been named in the certificate of incorporation, shall be elected by the incorporator or incorporators and shall hold office until the first annual meeting of stockholders and until their successor are elected and qualified or until their earlier resignation or removal. Any director may resign at any time upon written notice to the Corporation. Thereafter, directors who are elected at an annual meeting of stockholders, and directors who are elected in the interim to fill vacancies and newly created directorships, shall hold office until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal. Except as the General Corporation Law may otherwise require, in the interim between annual meetings of shareholders or of special meetings of shareholders called for the election of directors and/or for the removal of one or more directors and for the filling of any vacancy in that connection, newly created directorships and any vacancies in the Board of Directors, including unfilled vacancies resulting from the removal of directors for cause or without cause, may be filled by the vote of a majority of the remaining directors then in office, although less than a quorum, or by the sole remaining director.

 SECTION 4. Regular Meeting. A regular meeting of the
Board of Directors shall be held without other notice than this Bylaw immediately after, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide, by resolutions, the time and place for the holding of additional regular meetings without notice other than such resolution.

 SECTION 5. Special Meetings. Special meetings of the
Board of Directors may be called by or at the request of the President or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix the place for holding any special meeting of the Board of Directors called by them.

 SECTION 6. Notice or Constructive Waiver. No notice shall be required for regular meetings for which the time and place have been fixed. Written, oral, or any other mode of notice of the time and place shall be given for special meetings in sufficient time for the convenient assembly of the directors thereat. Notice need not be given to any director who submits a written waiver of notice signed by him before or after the time stated therein. Attendance of any such person at a meeting shall constitute a waiver of notice of such meeting, except when he attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.
Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the directors need be specified in any written waiver of notice.

 SECTION 7. Quorum. A majority of the whole Board shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

 Any member or members of the Board of Directors or of any committee designated by the Board, may participate in a meeting of the Board, or any such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other.

 SECTION 8. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be act of the Board of Directors.

 SECTION 9. Action Without a Meeting. Any action that may be taken by the Board of Directors at a meeting may be taken without a meeting if a consent in writing, setting forth the action so to be taken, shall be signed before such action by all the directors.

 SECTION 10. Compensation. By resolution of the
Board of Directors, each director may be paid his expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a stated salary as a director or a fixed sum for attendance at each meeting of the Board of Directors or both.
No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

 SECTION 11. Presumption of Assent. A director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting the Secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who vote in favor of such action.

 SECTION 12. Removal of Directors. Except as may otherwise be provided by the General Corporation
Law, any director or the entire Board of Directors may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors.

 SECTION 13. Committees. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of directors of the Corporation.
The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution of the Board, shall have and may exercise the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation with the exception of any authority the delegation of which is prohibited by Section 141 of the General Corporation Law, and may authorize the seal of the Corporation to be affixed to all papers which may require it.


ARTICLE IV

OFFICERS

 SECTION 1. Number. The officers of the Corporation shall consist of a President, a Secretary, a Chief
Financial Officer or Treasurer, and, if deemed necessary, expedient, or desirable by the Board of Directors, a Chairman of the Board, a Vice-Chairman of the Board, one or more vice-president, each of whom shall be elected by the Board of Directors. Such other officers with such titles as the resolution of the Board of Directors choosing them shall designate.
Except as may otherwise be provided in the resolution of the Board of Directors choosing him, no officer other than the Chairman or Vice-Chairman of the Board, if any, need be a director.

 Any two or more offices may be held by the same person, as the directors may determine, except for the offices of President and Secretary which may not held by the same person. Officers may be directors or shareholders of the Corporation.. Unless otherwise provided in the resolution choosing him, each officer shall be chose for a term which shall continue the meeting of the Board of Directors following the next annual meeting of stockholders and until his successor shall have been chosen and qualified.

 SECTION 2. Election and Term of Office. The officers of the Corporation to be elected by the Board of Directors shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. Each officer shall hold office until his successor shall have been duly elected and shall have qualified, or until he hall resign or shall have been removed in the manner hereinafter provided.

 SECTION 3. Removal. Any officer or agent may be removed by the Board of Directors whenever, in its judgment, the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.
Election or appointment of an officer or agent shall not of itself create contract rights, and such appointment shall be terminable at will.

 SECTION 4. Vacancies. A vacancy in any office because of resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of term.

 SECTION 5. President. The President shall be the principal executive officer of the Corporation and, subject to the control of the Board of Directors, shall in general supervise and control all of the business and affairs of the Corporation. He shall, when present, preside at all meetings of the shareholders and of the Board of Directors, unless there is a Chairman of the Board, in which case the Chairman shall preside. He may sign, with the Secretary or any other proper officer of the Corporation thereunto authorized by the Board of Directors, certificate for shares of the Corporation, any deeds, mortgages, bonds, contracts, or other instruments which the Board of Directors has authorized to be executed, except in case where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of President and such other duties as may be prescribed by the Board of Directors from time to time.

 SECTION 6. Vice President. In the absence of the President or in event of his inability or refusal to act, the Vice President shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. The vice president shall perform such other duties as from time to time may be assigned to him by the President or by the Board of Directors. If there is more than one Vice
President, each Vice President shall succeed to the duties of the President in order of rank as determined by the Board of Directors. If no such rank has been determined, then each Vice President shall succeed to the duties of the President in order of date of election, the earliest date having the first rank.

 SECTION 7. Secretary. The Secretary shall (a) keep the minutes of the proceedings of the shareholders and of the Board of Directors in one or more minute ooks provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (c) be custodian of the Corporation records and of the seal of the Corporation and see that the seal of the Corporation is affixed to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized; (d) keep a register of the post office address of each shareholder which shall be furnished to the Secretary by such shareholder; (e) sign with the President certificates for shares of the Corporation, the issuance of which shall have been authorized by resolution of the Board of Directors;
(f) have general charge of the stock transfer books of the Corporation; and (g) in general perform all duties incident to the office of the Secretary and such other duties as from time to time may be assigned to him by the President or by the Board of Directors.

 SECTION 8. Chief Financial Officer or Treasurer. The
Chief Financial Officer or Treasurer shall: (a) have charge and custody of and be responsible for all funds and securities of the Corporation; (b) receive and give receipts for moneys due and payable to the Corporation from any source whatever, and deposit all such moneys in the name of the Corporation in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of Article VI of these Bylaws; and (c) in general perform all of the duties incident to the office of Treasurer and such other duties as from time to time by the President or by the Board of Directors. If required by the Board of Directors, the Chief Financial Officer or
Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such sureties as the Board of Directors shall determine.

 SECTION 9. Salaries. The salaries of the officers shall be fixed from time to time by the Board of Directors, and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation.


ARTICLE V

INDEMNITY

 The Corporation shall indemnify its directors, officers and employees as follows:

 (a) Every director, officer, or employee of the Corporation shall be indemnified by the Corporation against all expresses and liabilities, including counsel fees, reasonably incurred by or imposed upon him in connection with any proceeding to which he may become involved, by reason of his being or having been a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of the Corporation, partnership, joint venture, trust or enterprise, or any settlement thereof, whether or not he is a director, officer, employee or agent at the time such expenses are incurred, except in such cases wherein the director, officer, or employee is adjudged guilty of willful misfeasance or malfeasance in the performance of his duties; provided that in the event of a settlement the indemnification herein shall apply only when the Board of Directors approves such settlement and reimbursement as being for the best interests of the Corporation.

 (b) The Corporation shall provide to any person who is or was a director, officer, employee, or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of the Corporation, partnership, joint venture, trust or enterprise, the indemnity against expenses of suit, litigation or other proceedings which is specifically permissible under applicable law.

 (c) The Board of Directors may, in its discretion, direct the purchase of liability insurance by way of implementing the provisions of this Article V.


ARTICLE VI

CERTIFICATES FOR SHARES AND THEIR TRANSFER

 SECTION 1. Certificates for Shares. Certificates representing shares of the Corporation shall be in such form as shall be determined by the Board of Directors. Such certificates shall be signed by the President and by the Secretary or by such other officers authorized by law and by the Board of Directors so to do, and sealed with the corporate seal. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the Corporation. All certificates surrendered to the Corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for those shares shall have been surrendered and canceled, except that in case of a lost, destroyed or mutilated certificate a new one may be issued therefore upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

 SECTION 2. Uncertificated Shares. Subject to any conditions imposed by the General Corporation Law, the Board of Directors of the Corporation may provided by resolution or resolutions that some or all of any or all classes or series of the stock of the Corporation shall be uncertificated shares.
Within a reasonable time after the issuance or transfer of any uncertificated shares, the Corporation shall send to the registered owner thereof written notice prescribed by the General Corporation Law.

 SECTION 3. Transfer of Shares. Transfer of shares of the Corporation shall be made only on the stock transfer books of the Corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and on surrender for cancellation of the certification for such shares. The person in whose name shares stand on the books of the Corporation shall be deemed by the corporation to be the owner thereof for all purposes.

ARTICLE VIII

FISCAL YEAR

 The fiscal year of the Corporation shall begin on the first day of July and end on the 30th day of June of each year.


ARTICLE IX

CORPORATE SEAL

 The Board of Directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the Corporation and the state of incorporation and the words, Corporate Seal.


ARTICLE X

WAIVER OF NOTICE

 Unless otherwise provided by law, whenever any notice is required to be given to any shareholder or director of the Corporation under the provisions of these Bylaws or under the provisions of the Article of Incorporation or under the provisions of the applicable Business Corporation Act, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

ARTICLE XI

AMENDMENTS

 These Bylaws may be altered, amended or repealed and new Bylaws may be adopted by the Board of Directors at any regular or special meeting of the Board of Directors.

 The above Bylaws are certified to have been adopted by the Board of Directors of the Corporation on the twenty fifth day of June, 1998.


___________________________
Corporate Secretary