Form 10-Q
period 1998-09-30
LOTUS PACIFIC INC
filed 1998-11-23
CIK 789945

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


                             FORM 10-Q

         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 1998

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number: 000-24999

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

     (1)   Yes   X   No _____  (2)*    Yes   X    No _____

 Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date (October 26, 1998).

                   Class                 Number of Shares

              Common Stock                  47,499,306
          Par Value $.001 Per Share

___________________________
* Registrant became subject to the filling requirements of the Securities Exchange Act of 1934 on June 30, 1998, when its assets exceed $10 million and it has a class of equity securities held of record by 500 or more persons. Registrant filed Form 10, a general form for registration of Securities pursuant to Section 12 (b) or (g) of the Securities Exchange Act of 1934, with the Securities and Exchange Commission on October 27, 1998.



                       LOTUS PACIFIC, INC.

                             INDEX

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets as of September 30,1998 (Unauduited) and June 30, 1998 (audited)

        Condensed Consolidated Statements of Operations (Unaudited) for the Quarter ended September 30, 1998 and September 30, 1997

        Condensed Consolidated Statements of Cash Flows (Unaudited) for the Quarter ended September 30, 1998 and September 30, 1997

        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

PART II OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

Signatures



                  LOTUS PACIFIC, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEET
                            (Unaudited)

                               ASSETS

                                   Sept. 30, 1998     June 30, 1998
Current Assets
Cash                                   $2,618,594        $3,193,127
Accounts Receivable (note 3)            6,800,806         4,979,759
Prepaid Expenses                            2,874           833,087
Deposit                                    22,175
 Total Currents Assets                  9,444,449         8,933,181

Property and Equipment                  1,630,353         1,631,403
Leasehold Improvement                       1,041            75,612
                                        1,631,394         1,707,015

Less: Accu. Depreciation                  511,921           348,286

Investments                                                 600,000
Intangible Assets, net of accumulated
 amortization of $455,686               5,086,356         5,439,523

Total Assets                           15,650,278        16,404,225

                  LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Account Payable                          $663,668         1,755,654
Loans Payable                                               120,000
Salaries Payable                           60,489            63,819
Payroll Taxes Payable                      23,001            32,234
Income Taxes Payable                                         42,110
 Total Current Liabilities                747,158         2,013,817

Minority Interest in Equity of
 Consolidated Subsidiary                6,136,670         6,569,544

Stockholders' Equity
 Preferred Stock, Class A, $.001 par value,
  4,300 shares authorized; 4,300 shares
  issued and outstanding                        4                 4
 Common Stock, $.001 par value, 60 million
  shares authorized, 47,499,304 shares
  issued and outstanding                   47,499            47,387
 Stock Warrants                            80,000            80,000
Additional paid-in capital             11,050,628        10,240,740
Accumulated Deficit                   (2,411,681)       (2,547,267)
Total Stockholders' Equity              8,766,450         7,820,864
Total Liabilities &
  Stockholders' Equity                $15,650,278       $16,404,225


   See accompanying notes to consolidated condensed financial statements



                    LOTUS PACIFIC, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF OPERATIONS
               For the Quarter Ended September 30, 1998
                           (Unaudited)


                                   Sept. 30, 1998    Sept. 30, 1997

Net Sales                              $5,314,308
Royalty Income                                           $1,000,000
Cost of  Sales                          3,953,775
Gross Profit                            1,360,533         1,000,000

Operating Expenses                      1,133,548         1,295,159

Operating Income                          226,985         (295,159)

Other Income (Expenses)
  Interest Income                           8,736               467
  Research and Development              (177,267)          (57,453)
  Gain on sale of investment              100,000

Net Income before income taxes
  and minority interest in income
  of consolidated subsidiary              158,454         (352,145)

Minority Interest of Income
  Consolidated Subsidiaries                22,868          (22,398)

Net Income                               $135,586        $(329,747)

Earnings Per Share
 Basic                                      $0.00             $0.00
 Diluted                                    $0.00             $0.00

Weighted Average Shares                47,476,804        42,785,054





 See accompanying notes to consolidated condensed financial statements





                   LOTUS PACIFIC, INC. AND SUBSIDIARY
                       STATEMENT OF CASH FLOWS
               For the Quarter Ended September 30, 1998
                               (Unaudited)


                                   Sept. 30, 1998    Sept. 30, 1997

CASH FLOW FROM OPERATING ACTIVITIES

Net Income                               $135,586        $(329,747)
Adjustments to reconcile net income to
 net cash used in operating activities:
 Depreciation & amortization              248,572            79,714
 Common stock issued for service          135,000
 Gain on sale of investment             (100,000)
Changes in assets & liabilities:
 Increase in accounts receivable      (1,821,047)             (471)
 Decrease in Prepaid Expenses             757,421          (20,995)
 Increase in deposit                       50,617           100,000
 Decrease in accounts payable         (1,008,496)           667,001
 Increase in minority interest            277,193            62,877
                                      (1,460,740)           888,126

Net cash used in operating activities (1,325,154)           558,379

CASH FLOW FROM
INVESTING ACTIVITIES:

Purchase of equipment                                       (2,603)
Sale of equipment                           1,050
Sale of leasehold improvement              74,571

Net cash used in investing activities      75,621           (2,603)

CASH FLOW FROM
FINANCING ACTIVITIES:
Issuance of common stock                  675,000           216,000
Issuance of stock warrants                                   80,000

Net cash provided by
 financing activities                      75,000           296,000

Net increase (decrease) in cash         (574,533)           851,776

Cash, beginning                         3,193,127           268,679

Cash, ending                           $2,618,594        $1,120,455


Supplemental disclosure of
 non-cash financing activities:

Issuance of common stock for service     $135,000



 See accompanying notes to consolidated condensed financial statements




                  LOTUS PACIFIC, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 (UNAUDITED)


1. Description of Business:

Lotus Pacific, Inc. (the "Company") is a holding company for Regent Electronics Corp. ("Regent"). The Company, through its subsidiary Regent, designs, engineers, develops, provides and markets the Internet-related electronics products and services to electronics manufactures, commercial cable TV networks, and general individual customers. Regent also generates its income from granting its technology or licenses to electronic manufactures and commercial cable TV networks. The Company owns 87.3% of Regent's equity interest.

The Company also uses its Internet research and development capabilities, including the TeleWeb broadcasting system, Internet set-top boxes and WonderTV series products to provide on-line commerce services. The services include:
(a) providing retail services over the Internet to general customers for purchasing a variety of merchandises, and (b) offering information and other electronic commerce services. The information provided may be derived either directly from the Internet or from the Company's own sources. The electronic commerce services consist of advertising sales and initiating business transactions over the Internet, such as home shopping, online stock trading and online utility bill payments.

In order to concentrate on its Internet related electronics products and services, the Company sold all of its ownership in LPF International Corp. and Richtime Far East Ltd., including all assets and assumption of all liabilities, to Clarinet Overseas Ltd. on September 30, 1998, for an aggregation consideration of $900,000 in cash. At the same time, the Company took back its capital investment and business loan of $1.6 million in cash from LPF International Corp.

LPF International Corp. was set up by the Company to expand its existing textile and apparel business worldwide. Richtime Far East Ltd. ("Richtime"), a Hong Kong-based subsidiary of the Company, was then merged into LPF.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. The accompanying condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the quarter ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Principle of Consolidation

The accompanying financial statements include the accounts of Lotus Pacific, Inc. and its 87.3% owned subsidiary, Regent Electronics Corp (a Delaware corporation). The 12.7% non-owned portion of Regent Electronics Corp. appears as minority interest on the balance sheet in accordance with generally accepted accounting principles. All the inter-company transactions were eliminated in consolidation.

LPF International Corp., a wholly owned subsidiary of the Company, was sold to Clarinet Overseas Ltd. on September 30, 1998. The balance sheet accounts of LPF were not included in the consolidated financial statements. However, the accounts of Income statement of LPF were consolidated with the Company.

Cash and cash equivalents

For purpose of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or penalties to be cash or cash equivalents.

Accounts Receivable

The allowance for doubtful is based on management's evaluation of outstanding accounts receivable at the end of this fiscal quarter. No allowance for doubtful accounts has been provided, since management believes all accounts are collectable.

Concentration of Credit Risk

Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information about Financial Instruments with Concentrations of Credit Risk, requires disclosures of any significant off-balance-sheet and credit risk concentrations. The Company has no significant concentrations of credit risk such as foreign currency exchange contracts, options contracts or other foreign hedging arrangements. The Company occasionally maintains deposits in excess of federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions.

Equipment and Depreciation:

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over their estimated useful lives from 3 to 40 years. Depreciation expense for the quarter ended September 30, 1998 was $163,001.

Intangible Asset:

Intangible asset consists of the acquisition of patents by the Company in June 1997. The patents are carried at cost and amortized over the useful life of 17 years.

Research and Development:

Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge that will be used to develop and improve its Internet access products. The Company expenses all such research and development costs as they are incurred.

Income Taxes:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of balance sheet items for financial and income tax reporting. There is no difference between the basis for financial and income reporting.

For the quarter ended September 30, 1998, no income taxes have been provided since those income taxes liabilities could be offset by the Company's net operating losses (NOLs) incurred in previous years.

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

3. Accounts Receivable

The accounts receivable in consolidated financial statements includes $900,000 of proceeds from sale of equity interest of LPF.

4. Issuance of Stock:

During the quarter ended September 30, 1998, the Company issued an aggregate of 112,500 shares of its common stock. 90,000 shares of common stock were issued for cash consideration of $675,000, 22,500 shares of common stock were issued for consulting services rendered.

5. Disposition of subsidiary:

In February 1998, the Company set up a new wholly owned subsidiary LPF International Corp. LPF International Corp. was incorporated to be a fashion designer and a broker in the worldwide textile and apparel business. In order to concentrate on its Internet related electronics products and services, the Company entered into a Stock Purchase Agreement on September 30, 1998 with Clarinet Overseas Ltd. Under the Agreement, the Company sold all of its ownership in LPF and Richtime, including all assets and liabilities, to Clarinet Overseas Ltd. for an aggregation consideration of $900,000 in cash. At the same time, the Company took back its capital investment and business loan of $1.6 million in cash from LPF International Corp.

6. Financial Instrument:

Cash accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1998 and June 30, 1998, the uninsured balance was $2,318,594 and $3,153,127 respectively.

7. Capital Stock:

Common stock - $.001 par value, 60,000,000 shares authorized, 47,499,304 shares issued and outstanding as of September 30, 1998.

Preferred stock - $.001 par value, 100,000 shares authorized, no shares issued and outstanding as of September 30, 1998.

Preferred stock, Series A - $.001 par value, 4,300 shares authorized, 4,300 shares issued and outstanding as of September 30, 1998.

Common stock warrants - 8,000,000 warrants issued and outstanding. Each warrant entitled the holder to purchase one share of the Company's common stock at $3.00 per share. Warrants expire May 5, 2002. As of September 30, 1998, no warrants have been exercised.

8.      Significant customers:

For the quarter ended September 30, 1998, the Company had four customers with billings in excess of 10% of total revenues.


9. Condensed Financial Statements for Regent Electronics Corp.:


                         BALANCE SHEET

ASSETS

                                   Sept. 30, 1998     June 30, 1998

Current assets                         $6,268,322        $7,232,436
Property and equipment                 1,1188,123         1,281,029
Other assets                            5,086,356         5,461,930

                                      $12,472,801       $13,975,395

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities                      $721,257        $2,134,683

Stockholders' equity:
 Common stock                              26,000            26,000
 Preferred stock                            1,500             1,500
 Stock warrants                             1,500             1,500
 Additional paid-in capital            13,760,500        13,760,500
 Accumulated deficit                  (1,743,998)       (1,948,788)
                                       11,751,544        11,840,712

                                      $12,472,801       $13,975,395



                         STATEMENT OF OPERATIONS
                    For the Quarter ended September 30

                                             1998              1997

Sales                                  $2,420,000
Cost of sales                         (1,198,000)
Interest income                             5,604              $666
Royalty income                                            1,000,000

Operating costs and expenses          (1,051,699)       (1,290,502)

Net Income (Loss )                       $175,905        $(289,835)



                            STATEMENT OF CASH FLOWS
                        For the Quarter ended September 30


Cash flows used
 in operating activities             $(1,995,931)      $(3,914,716)

Cash flows used
 in investing activities                                   (38,083)

Cash flows from
 financing activities                   (435,000)         6,436,500

Net increase (decrease) in cash      $(2,430,931)        $2,483,701




ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements as of September 30, 1998 included herein this Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

GENERAL

The Company is a holding company for Regent Electronics Corp. ("Regent"). Regent designs, engineers, develops, provides and markets Internet related electronics products and services to electronics manufactures, commercial cable TV networks, and general individual customers. Regent also generates its income from granting its technology or licenses to electronic manufactures and commercial cable TV networks. The Company owns 87.3% of Regent's equity interest.

The Company also uses its Internet research and development capabilities, including the TeleWeb broadcasting system, Internet set-top boxes and WonderTV series products to provide on-line commerce services. The services include: (a) providing retail services over the Internet to general customers for purchasing a variety of merchandises, and (b) offering information and other electronic commerce services. The information provided may be derived either directly from the Internet or from the Company's own sources. The electronic commerce services consist of advertising sales and initiating business transactions over the Internet, such as home shopping, online stock trading and online utility bill payments. The management of the Company believes that its targeted market of consumers represents an attractive and rapidly growing segment of the Web commerce industry.

The Company's products include the TeleWeb System and WonderTV series products. The TeleWeb system is a WWW broadcasting system to send Internet contents and selected commercial information through the existing cable TV network subscribers. Based on the technology of the TeleWeb system, WonderTV series products were developed by the Company: WonderTV A6000, A6060, A8000, and A9000.


1. Results of Operations

The following table sets forth certain results of operations as a percentage of total revenue:

                 Three Months Ended Sept. 30      Six Months Ended Sept. 30

                                 1998     1997        1998     1997

Net revenue                    100.0%     100.0%    100.0%    100.0%
Cost of revenue                  74.3       0.0       68.4       0.0

Gross profit                     25.7     100.0       31.6     100.0

Operating expenses:
Depreciation and amortization     4.7       8.0        3.1      22.0
Research and development          3.3       5.7        5.0      84.8
General and administrative       16.7     115.8       16.8      56.0

Total operating expenses         24.7     129.5       24.9     162.8

Net income (loss)                 1.0    (29.5)        6.7   (62.8%)
   Before other income

Other income                      2.0       0.0        1.0       0.3

Minority interest               (0.4)       2.3        0.2    (11.0)

Net income                       2.6%   (27.2%)       7.5%   (51.5%)


Net Revenues

Sales for the quarter ended September 30, 1998 decreased to $5.3 million from $10.9 million for the quarter ended June 30, 1998. Sales from its electronics subsidiary Regent decreased 60% to $2.42 million for the quarter from $6.16 million in the previous quarter. Sales from the Company's textile and apparel subsidiary LPF decreased from $4.83 million for the quarter ended June 30, 1998, to $2.89 million for this quarter. The decreases in sales were due primarily to the slow sales in Asian markets. In order to restructure its business, the Company sold all its equity interest in LPF to Clarinet Overseas Ltd. on September 30, 1998. The Company had $100,000 gain on sale of its investment in LPF.

Operating Expenses

Operating expenses consist primarily of general and administrative expenses, such as salaries, employee benefits, travel, selling, communications, management, administrative and office rents. For the quarter ended September 30, 1998, operating expenses decreased by 21%, or approximately $300,000, to $1.1 million from $1.4 million for the quarter ended June 30, 1998. The decrease in such expenses was due primarily to the lower expenses on consulting fees.

Net Income

Net income decreased from $787,000 for the quarter ended June 30, 1998 to $136,000 for the quarter ended September 30, 1998. This is a result of lower sales in the Asian markets from Regent and LPF in this quarter.

Recent Developments

In order to concentrate on its Internet related electronics products and services, the Company entered into a Stock Purchase Agreement on September 30, 1998 with Clarinet Overseas Ltd. Under the Agreement, the Company sold all of its ownership in LPF and Richtime, including all assets and liabilities, to Clarinet Overseas Ltd. for an aggregation consideration of $900,000 in cash. At the same time, the Company took back its capital investment and business loan of $1.6 million in cash from LPF International Corp. See"Pro Forma Financial Information" in "Item 6. Exhibits and Reports on Form 8-K".

Liquidity and Capital Resources

The Company ended this fiscal quarter with a cash position of approximately $2.62 million.

During the quarter ended September 30, 1998, the Company used approximately $1.46 million of cash for operations. The Company's accounts payable decreased for more than $1 million during the quarter, and accounts receivable was increased by $1.82 million during this quarter because of delay in customer payments due to the weakening Asian economies.

As of September 30, 1998, the Company's working capital was approximately $8.70 million. The Company generated $675,000 of cash from financing activities in this quarter by issuing 90,000 shares of the Company's common stock in private placements. As of September 30, 1998 the Company had 47,499,306 shares of Common Stock with par value $.001 per share and 4,300 shares of Series A Preferred Stock issued and outstanding.

The Company believes that its available funds and cash flows expected to be generated from operations, will be adequate to meet its current and planed operations through at least the next twelve months. Although the Company's operating activities may generate cash to cover its operating costs, the Company's continuing operating and investing activities may require the Company to obtain additional sources of financing.


ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments are not material.


PART II  OTHER INFORMATION


Item 1.     Legal Proceedings

            None.

Item 2.     Changes in the Rights of the Registrant's Holders

            None.

Item 3.     Defaults by the Registrants on its Senior Securities

            None.

Item 4.     Submission of Matters to A Vote of Securities Holders

The Company is scheduled to have its Annual Meeting of Shareholders on Wednesday, December 2, 1998, at 2:00 p.m., the Eastern Time. The meeting will be held at 200 Centennial Avenue, Suite 201, Piscataway, NJ 08854.

At the Annual Meeting, the shareholders of the Company will be asked to consider and vote upon the following proposals: (i) the election of six (6) directors of the Company, and (ii) the ratification of Schiffman, Hughes Brown as independent auditors of the Company for the fiscal year ending June 30, 1999. During the meeting, shareholders will have the opportunity to ask questions about the Company that may be of general interest to shareholders.

The Notice of Annual Meeting of Shareholders, Annual Report of the Company on Form 10-K for the year ended June 30, 1998, and the Company's Proxy Statement have been sent to shareholders of the Company.


Item 5.   Other Information

Shareholders who desire to bring a proposal before the 1999 Annual Meeting of the Shareholders must cause written notice of the proposal to be received by the Secretary of the Company at the executive offices of the Company at 200 Centennial Avenue, Suite 201, Piscataway, New Jersey 08854 by no later than July 31, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:  None

 (b) Reports on Form 8-K

The Company filed a Form 8-K with the Commission on October 14, 1998 regarding the sale of the Company's wholly owned subsidiary LPF
International Corp. to Clarinet Overseas Ltd.

(c) Pro Forma Financial Information

The following condensed pro forma consolidated financial statement of Lotus Pacific, Inc. and Subsidiary gives effect to the disposition of LPF International Corp., a wholly owned subsidiary of the Company, as though it had occurred at June 30, 1998.

In order to concentrate on its Internet related electronics products and services, the Company entered into a Stock Purchase Agreement on September 30, 1998 with Clarinet Overseas Ltd. Under the Agreement, the Company sold all of its ownership in LPF and Richtime, including all assets and liabilities, to Clarinet Overseas Ltd. for an aggregation consideration of $900,000 in cash. At the same time, the Company took back its capital investment and business loan of $1.6 million in cash from LPF International Corp.


(1)
                      Pro Forma Condensed Balance Sheet
                             As of June 30, 1998

(In Thousands)
                                           Pro Forma       Pro Forma
ASSETS                         Actual      Adjustments     Statement
Current Assets
 Cash (note 1)                  3,193         1,160          4,353
 Accounts Receivable            5,812       (1,246)          4,566
   Total current assets         9,005                        8,919

Property & Equipment, net       1,359          (76)          1,283

Investment (note 2)               600                          600

Intangible Assets               5,440                        5,440

Total Assets                   16,404                       16,242


LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable               1,756         (173)          1,583
 Other current liabilities        258                          258
  (note 3)
 Total current liabilities      2,014                        1,841

Minority Interest               6,570                        6,570

Capital stock                     127                          127
Paid-in Capital                10,241                       10,241
Retained Earnings (note 4)    (2,547)                      (2,537)
 Total stockholders' equity     7,821                        7,831

Total Liabilities &
  Stockholders' Equity        $16,405                      $16,242



Notes to Pro Forma Condensed Balance Sheet:

Note 1. The pro forma cash adjustments for the sale of LPF are:
              Withdrawal of investments          $1,300,000
              Gain on sale of investment            100,000

Note 2. In April, 1997, the Company acquired 100% of the stock of Richtime Far East, Ltd., a Hong Kong corporation, for monetary consideration of $600,000. The Company carries the investment at cost, and Richtime Far East Ltd. is not consolidated with Lotus Pacific, Inc. in accordance with general accepted accounting principles.


Note 3. No provision for income taxes has been reflected on the gains applicable to the sale of LPF, since those gains could be offset by the Company's net operating losses (NOLs) incurred in previous years.

Note 4. A adjustment has been made for $90,000 of LPF's retained earnings and $100,000 gain on sale of LPF.


(2) Pro Forma Condensed Statement of Operations
    For the Quarter Ended September 30, 1998

The following pro forma statement of operation for the quarter ended September 30, 1998 has been prepared to reflect the sale of LPF. The statement is based on the assumption that the sale of LPF was consummated at July 1, 1998, the beginning of the fiscal year of Lotus Pacific, Inc. This pro forma statement of operation should be read in conjunction with other financial statements included elsewhere herein and the Company's annual report 10-K, which has been filed with the SEC.

                                         Pro Forma         Pro Forma
(In Thousand dollars)          Actual    Adjustments       Statement

Net Sales                      $5,314      ($2,894)         $2,420
Cost of Sales                   3,953       (2,755)          1,198

Gross Profit                    1,361                        1,223

Operating Expenses              1,134          (38)          1,096

Operating Income                  227                          127

Other Income (expenses)          (69)                         (69)

Net Income before
 Minority Interest                158                           58

Minority Interest                  23                           23

Net Income                       $135                          $35

Earnings Per Share (note 1)      $.00                         $.00


Note to Pro Forma Condensed Statement of Operation:

Note 1. Pro forma earnings per share are based on the exercise of all outstanding stock options and warrants, and it is fully diluted.




                           Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     LOTUS PACIFIC, INC.


Date:  Nov. 12, 1998              By:   /S/  James Yao
                                  James Yao, Chairman & President



Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrants and in capacities and on the dates indicated.

                                  /S/
                                  David Leung, Director & Vice President

                                  /S/
                                  James Liu, Director & Vice President

                                  /S/
                                  Gary Huang, Chief Financial Officer
                                  & Secretary

                                  /S/
                                  Jeremy Wang, Director

                                  /S/
                                  Simon Gu, Director