Form 10KSB/A
period 1998-06-30
LOTUS PACIFIC INC
filed 1998-12-03
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             Form 10-K/A

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

Part IV

 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K


Signatures




                                 Part I


Item 1. BUSINESS

 Except for historical information contained herein, the matters discussed in this report contain certain forward-looking statements based on current expectations, estimates and projections about the Company's business, management's beliefs and certain assumptions made by the management. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-ooking statements.

GENERAL

 Lotus Pacific, Inc. (the "Company" or "Registrant") is a holding company for Regent Electronics Corp. ("Regent") and LPF International Corp. ("LPF"). The Company, through its 87.3%-owned subsidiary Regent, designs, engineers, develops, provides and markets Internet related electronic products and services to electronics manufactures, commercial cable TV networks, and general individual customers.

 LPF International Corp., a wholly, owned subsidiary of the Company, is an apparel fashion designer, wholesaler and manufacturer located in New York, NY. For the fiscal year ended June 30, 1998, Regent provides the Company with 43 % of revenues and LPF contributes the remaining 57%.

 Using its Internet research and development capabilities, including TeleWeb broadcasting system, set top boxes, WonderTV series products, the Company has started on-line service business. The business operation includes: (a) providing retail services over the Internet to Chinese customers for purchasing a variety of well-designed, high-margin merchandises made in North America or Europe, and (b) offering information and electronic commerce services. The Company's marketing target is China's 1.2 billion people with unsatisfied thirst for information to make their day-to-day business and entertainment decisions. The information and services provided by the Company includes breaking financial news, real-time stock quotes, corporate financial information as well as consumer entertainment information. The information may be derived either directly from the Internet or from the Company's own sources. The electronic commerce services consist of advertising sales and initiating business transactions over the Internet, such as home shopping, online stock trading and online utility bill payments. The management of the Company believes that the Internet will provide the Company with a powerful point of entry into the world's biggest emerging market.

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

 In March 1997, Richtime Far East Ltd., a subsidiary of the Company, started its high quality garment and textile import-export business in Hong Kong. The Company receives customer orders from Europe and North America, and contracts with garment or textile manufacturers, mainly in China, to complete those orders. The Company then ships the finished goods overseas. In February 1998, the Company set up a new wholly owned subsidiary LPF International Corp.
(" LPF"). LPF is incorporated in the State of Delaware and operated in New York, NY. The purpose of LPF is to expand the Company's existing textile and apparel business worldwide and place more emphasis on fashion design. Richtime Far East Ltd. was then merged into LPF to be an indirect subsidiary of the Company.

 Since June 1997, the Company has invested significant resources in research, product development, and engineering activities for its Internet broadcasting system and its WonderTV series of set-top box and other related products. As a result of these R&D activities and the low volume of sales during the initial commercialization of its products, the Company incurred net operating losses during the fiscal year ended June 30, 1998. The Company anticipates that it will continue to make significant expenditures for product development and marketing of its Internet-related products in the foreseeable future. The Company believes that its TV-based products currently have greater market potential than its PC-based Internet access products. See Item 6- Management's Discussion and Analysis or Plan of Operation".

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

ONLINE SERVICES

 Using its Internet research and development capabilities, the Company launched a project to: (1) provide online merchandise retail services over the Internet to Chinese customers with a variety of well-designed merchandises made in North America or Europe. The Company's ready-to-launch online specialized superstore features a fun, easy to navigate interface with extensive product information and powerful search capabilities, and
(2) provide information and electronic commerce services to hundreds of millions of Chinese people. The information provided includes breaking financial news, real-time stock quotes, corporate financial information as well as consumer entertainment information. The information may be derived either directly from the Internet or from the Company's own sources. The management of the Company believes that its targeted market of consumers represents an attractive and rapidly growing segment of the Web commerce industry.

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


Item 2. PROPERTIES

 The Company's corporate headquarters, including Regent's offices and R&D facility, is located at 200 Centennial Avenue, Piscataway, New Jersey and consist of approximately 9,400 square foot under a lease that expires 0n June 4, 2002. The company's subsidiary LPF is housed in a 6,800 square-foot leased space at 525 Seventh Avenue, New York, NY. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

The following table summarizes the lease agreements held by the Company and its subsidiaries relating to offices and other facilities:


Location     Lease Term       Commence Date        Expiration Date

Piscataway   5 years          June 5, 1997         June 4, 2002
New Jersey

New York     10 years         June 28, 1998        Oct. 28, 2008
New York

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


 Quarter Ended                   High                Low
 -------------------------     --------            -------

 1997
 March 31, 1997                  $2.50              $0.13
 June 30, 1997                   $4.50              $1.50
 September 30, 1997              $7.00              $2.38
 December 31, 1997               $7.13              $4.87

 1998
 March 31, 1998                  $7.50              $5.50
 June 30, 1998                   $10.50             $5.88


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


                        Selected Consolidated Financial Data
                        (in thousands, except per share data)

                             Fiscal Year Ended June 30

                                           1998          1997       1996

Consolidated Statement of Operations Data:
 Revenues ............................     4,843          410         40
 General and administrative expenses..     3,436          310         18
 Research and Development ............     3,762           15

 Minority interest in loss of
  Consolidated subsidiary ............       218           82

 Operating income (loss) .............    (2,057)          43         22

 Net income per share ................      (.05)         .00        .00

 Weighted average shares outstanding..     44,421      29,238     26,799




                             Fiscal Year Ended June 30


                                           1998          1997       1996
Balance Sheet Data:

    Working capital ..................    6,920           107        213
     Total assets ....................   16,404         8,221        385
     Long-term obligation ............        0             0          0
     Total shareholders' equity ......    7,820         5,739       3,85



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

 In 1998, the Company launched a project to: (1) provide online merchandise retail services over Internet to Chinese customers with a variety of merchandises made in North America or Europe. The Company's ready-to-launch online specialized superstore features a fun, easy to navigate interface with extensive product information and powerful search capabilities, and (2) provide information and electronic commerce services to hundreds of millions of Chinese people. The information provided includes breaking financial news, real-time stock quotes, corporate financial information as well as consumer entertainment information. The information may be derived either directly from the Internet or from the Company's own sources. The management of the Company believes that its targeted market of consumers represents an attractive and rapidly growing segment of the Web commerce industry.

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

  Income Taxes. The Company's losses for fiscal 1998 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.


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

   Income Taxes. The Company had no income taxes liabilities in fiscal 1997 and 1996 because those income taxes liabilities were offset by the Company's net operating losses (NOLs) incurred in previous years.

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

 The Company believes that the anticipated funds from operations and the existing cash and cash equivalents will be sufficient to meet its cash requirements for at least the next twelve months. Although the Company's operating activities may generate cash to cover its operating costs, the Company's continuing operating and investing activities may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

 Effective for fiscal 1998, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", and, as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock options. This statement requires footnotes disclosure of the pro forma impact on net income and earnings per share of the compensation cost that would have been recognized if the fair value of all stock-based awards were recorded in the income statement.

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


                   Year ended June 30          1998         1997

  EPS:     basic ................             $(.05)        $0.00
  EPS:     diluted ..............             $(.05)        $0.00


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


                                 Part III


Item 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The Company's directors, executive officers and their respective ages and positions as of June 30, 1998 are as follows:

 Name              Age           Date         Appointed Position

James Yao (2)      44           Jan. 1997     Chairman, President & Director
David Leung        53           Jan. 1997     Vice President & Director
James Liu          43           Jan. 1997     Vice President & Director
Jeremy Wang(1) (2) 43           May 1997      Director
Simon Gu (1)       43           Sept. 1997    Director
Gary Huang (1)     42           Jan. 1997     Treasurer, Secretary & Director

Notes:
  (1)  Member of the Audit Committee.
  (2)  Member of the Compensation Committee


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

GARY HUANG has been Treasurer and Secretary of the Company since January 1997. Prior to joining the Company, Mr. Huang served as Senior Accountant /Financial Analyst at Rightiming Electronics Corp. with full responsibilities in accounting, financial reporting and treasury functions. He holds an MBA in finance from University of New Haven and an MA in Economics from Yale University.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

 None of the officers or directors has been involved in any material legal proceedings that occurred within the last five years of any type as described in Section 401(f) of Regulation S-B.


Item 11. EXECUTIVE COMPENSATION

 The following Summary Compensation Table sets forth information concerning the total compensation of the Company's executive officers for services rendered in all capacities to the Company for the fiscal year ended
June 30, 1998:


                        Cash Compensation
Names of                for twelve Months                        Other
Officers                Ending June 30, 1998   Stock Options   Compensations

James Yao                  $ 68,000            None (Note 1)       None
President & Chairman of the Board

James Liu                  $ 68,000            None (Note 1)       None
Vice President & Director

David Leung                $ 0                 None (Note 1)       None
Vice President & Director

Gu Huang                   $ 36,000            None                None
Treasurer & Secretary
---------------------------------------------------------------------
Note 1: No stock options were granted in fiscal 1998 to the Company's directors and officers. For fiscal 1997, the Company issued 1,090,000 shares of stock options to its four directors and officers as part of the compensation plans. Each of those options is currently exercisable at an exercise price of $6.00 per share and shall be expired on May 15 and May 30, 2002. As of June 30, 1998, no stock options have been exercised.


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


 The percentages indicated are based on the Company's Stock Options and Warrants exercisable as of June 30, 1998 and 47,386,804 shares of Common Stock issued and outstanding as of June 30, 1998.

None of the Company's officers and directors own shares individually, except stock options. See Item 11 "Executive Compensation".

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


Item 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

 On December 2, 1997, Lotus International Holdings Corp., a shareholder of the Company, disposed of the Company's Common Stock shares to its shareholders, affiliate companies and related parties. From this transaction, Yao Investment Corp. received 8 million shares of Common Stock of the Company. James Yao, President & Chairman of the Company, also serves as President of Yao Investment Corp.


Item 14.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) The following documents are filed as a part of this report:

    1. Financial Statements and Reports of Schiffman Hughes Brown, Independent Auditors

        Report of Schiffman Hughes Brown, Independent Auditors

        Consolidated Balance Sheet as June 30, 1998 and 1997

        Consolidated Statements of Operations for the Fiscal Years ended June 30, 1998, 1997 and 1996

        Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 30, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements

    2.  Financial Statement Schedules.


    3.  Exhibits

        3.1 Amended Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State

        3.2    Amended and Restated Bylaws of the Registrant


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


/s/

Schffman Hughes Brown
Blue Bell, Pennsylvania
September 4, 1998




790 PENLLYN PIKE, SUITE 302
BLUE BELL, PENNSYLVANIA 19422
(215) 646-2000  FAX (215) 646-1937




               LOTUS PACIFIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND 1997


                                 ASSETS
                                          1998              1997
Current Assets:
 Cash                                  $3,193,127          $268,679
 Accounts Receivable                    4,979,759
 Prepaid Expenses                         760,295
 Advances                               _________             2,354
  Total current assets                  8,933,181           271,033

Investments (Note 5)                      600,000           600,000

Property and equipments:
 Furniture and office equipment            90,192            90,000
 Equipment                              1,541,231         1,502,120
 Leasehold improvements                    75,612             1,041
                                         1,707,015        1,593,161

 Less: accumulated depreciation           348,286            26,623
                                        1,358,729         1,566,538

Other assets:
 Intangible asset, net of
 accumulated amortization of
 $370,477 and $28,480 in 1998
 and 1997, respectively                 5,439,523         5,781,520

 Deposit                                   72,792             1,700
                                        5,512,315         5,783,220

                                      $16,404,225        $8,220,791


                       LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities:
 Account payable                       $1,755,654           $14,946
 Loan Payable (Note 3)                    120,000
 Salaries Payable                          63,819
 Payroll taxes payable                     32,234            25,771
 Income taxes payable (Note 6)             42,110           123,392
  Total current liabilities             2,013,817           164,109

Minority interest in
 subsidiary (Note 5)                    6,569,544         2,317,815

Stockholders' equity:
 Common stock (Note 8)                     47,387            40,737
 Preferred stock, Series A (Note 8)             4                 4
 Common Stock Warrant (Note 8)             80,000
 Additional paid-in capital            10,240,740         6,188,348
 Accumulated deficit                   (2,547,267)         (490,222)
                                         7,820,864         5,738,867

                                       $16,404,225        $8,220,791

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



  See independent auditor's report and notes to financial statements



                  LOTUS PACIFIC, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED IN JUNE 30, 1998 AND 1997



          Common      Preferred    Common         Additional
          Shares       Shares      Stock            Paid-in
        Outstanding  Outstanding  Warrants  Amount  Capital  Deficit  Total


Balance
 June 30, 1996

       26,937,054      4,300               $26,941 $892,148 $(533,612)$385,477

Issuance of
  common stock

        13,800,00                           13,800 5,296,200        5,310,000

Net income for
 the year ended
 June 30, 1997
        _______       _______    ______     ______     _______ 43,390  43,390


Balance
 June 30, 1997

      40,737,054     4,300             $40,741$6,188,348 $(490,222)$5,738,867

Issuance of
 common stock

      536,000                                  536 2,071,464        2,072,000

Issuance of
 Common stock
 For services

      113,750                                  114   454,886          455,000

Issuance of
 Common Stock
 For purchase
 Of subsidiary

    6,000,000                                6,000  1,526,042       1,532,042

Issuance of Common
 Stock Warrants

                                 8,000,000  80,000                     80,000

Net loss for the year
 ended June 30, 1998

   _________        ________     _______ _____  _____  2,057,045) (2,057,045)

Balance
 June 30, 1998

   47,386,804  4,300  8,000,000  $127,391 $10,240,740 $(2,547,267) $7,820,864




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

LPF International Corp., a newly formed and wholly owned subsidiary of the Company, was incorporated in the State of Delaware in February 1998 and operates in New York City, NY. The formation of this new subsidiary in the United States is part of the Company's business strategy to develop the Company's textile and apparel business worldwide.

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

8. Capital Stock:

Common stock - $.001 par value, 60,000,000 shares authorized, 47,387,644 and 40,737,894 shares issued and outstanding in 1998 and 1997, respectively.

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


10. Condensed Financial Statements for Regent Electronics Corp. at June 30, 1998 and 1997:


                              BALANCE SHEET


                                           1998              1997
                               ASSETS

Current assets                           $7,232,436        $205,035
Property and equipment                    1,281,029       1,564,334
Other assets                              5,461,930       5,783,220

                                        $13,975,395      $7,552,589


                  LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities                      $2,134,683         $38,539

Stockholders' deficit:
 Common stock                                26,000          26,000
 Preferred stock                              1,500
 Stock warrants                               1,500
 Additional paid-in capital              13,760,500       7,762,000
 Accumulated deficit                    (1,948,788)       (273,950)
                                         11,840,712       7,514,050

                                        $13,975,395      $7,552,589



                             STATEMENT OF OPERATIONS


Sales                                    $6,155,000
Cost of sales                           (3,408,500)
Interest income                              30,535          $2,563
Royalty income                            1,800,000
Operating costs and expenses            (6,251,873)       (276,513)

Net Loss                               $(1,674,838)      $(273,950)



                             STATEMENT OF CASH FLOWS


Cash flows used
 in operating activities               $(3,914,716)      $(235,411)

Cash flows used
 in investing activities                   (38,083)     (7,347,554)

Cash flows from
 financing activities                     6,436,500       7,788,000

Net increase in cash                     $2,483,701        $205,035




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


                           /S/   David Leung
                           David Leung, Director & Vice President

                           /S/   James Liu
                           James Liu, Director & Vice President

                           /S/   Jeremy Wang
                           Jeremy Wang, Director

                           /S/ Simon Gu
                           Simon Gu, Director

                           /S/  Gary Huang
                           Gary Huang, Secretary, Treasurer & Director








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

 SECTION 4. Notice of Meeting. Written notice stating, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall unless otherwise prescribed by statute, be delivered not less than 10 days, nor more than 60 days before the date of the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States, addresses to the shareholder at his address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid.

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


                             ARTICLE III

                         BOARD OF DIRECTORS


 SECTION 1. General Powers. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors of the Corporation. The Board of Directors shall have the authority to fix the compensation of the members thereof. The use of the phrase "whole board" herein refers to the total number of directors which the Corporation would have if there were no vacancies.

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

 SECTION 7. Secretary. The Secretary shall (a) keep the minutes of the proceedings of the shareholders and of the Board of Directors in one or more minute books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (c) be custodian of the Corporation records and of the seal of the Corporation and see that the seal of the Corporation is affixed to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized; (d) keep a register of the post office address of each shareholder which shall be furnished to the Secretary by such shareholder;
(e) sign with the President certificates for shares of the Corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; (f) have general charge of the stock transfer books of the Corporation; and (g) in general perform all duties incident to the office of the Secretary and such other duties as from time to time may be assigned to him by the President or by the Board of Directors.

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





                             ______________________________
                                   Corporate Secretary