Form 10-K/A
period 1998-06-30
LOTUS PACIFIC INC
filed 1999-01-08
CIK 789945

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

Part IV

 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K


Signatures



Part I

Item 1.BUSINESS

GENERAL

Lotus Pacific, Inc. (the "Company" or "Registrant") is a holding company for Regent Electronics Corp. ("Regent"). The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "LPFC".

The Company, through its subsidiary Regent, designs, engineers, develops, provides and markets Internet related electronics products and services to electronics manufactures, commercial cable TV networks, and general individual customers. Regent generates its revenues through a combination of direct sales, under resale agreement, and distribution channels. Regent also generates its income from granting its technology or licenses to electronic manufacturers and commercial cable TV networks.

The Company owns 87.3% of Regent's equity interest. The remaining 12.7% of Regent's equity is owned by Rightiming Electronics Corp.(7.27%), and Hambrecht & Quist Asia Pacific Ltd. and its affiliate Asia Pacific Growth Fund II, L.P. (5.45%).

The Company's distribution channels mainly consist of local cable TV stations in Shanghai, which have more than 2 million subscribers. These subscribers can be referred from the TV stations to purchase the Company's products. Although the Company considers entering retail channels in the future, all of the Company's sales to date are wholesales.

Two Company's products, TeleWeb broadcasting systems and WonderTVs, are primarily marketed to electronics manufactures and commercial cable TV networks. In order to produce the Company's products, the manufactures must obtain the dedicated chipsets and the accompanying software. There are two revenue sources for the Company: (1) resale of its dedicated chipsets; and (2) collecting loyalty fee from licensing out its software.

Utilizing its Internet R&D capabilities and its TeleWeb system, the Company has started its on-line service business that (a) provide retail services over the Internet to Chinese customers for purchasing a variety of merchandises, and (b) offer information and electronic commerce services. The information and services provided by the Company includes breaking financial news, real-time stock quotes, corporate information as well as consumer entertainment information. The information may be derived either directly from the Internet or from the Company's own sources, which are collected by the Company from individuals, companies, communities, or other organizations who intend to broadcast their information via TeleWeb system. The Company's electronic commerce services consist of advertising sales and initiating business transactions over the Internet, such as home shopping, online stock trading and online utility bill payments.

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

In September 1994, the Company was reorganized and changed its name to Lotus Pacific, Inc. In January 1997, the Company's majority ownership was changed. After new directors and executive officers were elected, the Company set up two wholly owned subsidiaries, Regent Electronics Corp., registered in the State of Delaware and Richtime Far East Ltd. in Hong Kong.

In June 1997, the Company, through its subsidiary Regent Electronics Corp., acquired Amiga-based multimedia technology and its related assets and rights from Rightiming Electronics Corp. for an aggregate consideration of US $5 million plus 8 million shares of common stock of Regent Electronics Corp. The acquired assets included all Amiga-Commodore's patents, licenses, trademarks, and copyrights to be registered and used in China, Taiwan, Hong Kong, Macao, and the bordering countries between China and the former Soviet Union. Over the past years Regent developed a series of multimedia and multi-functional TV based set-top Internet access devices, including the TeleWeb Broadcasting System, WonderTV A6000, A6060, A8000, and A9000.

In March 1997, Richtime Far East Ltd., a subsidiary of the Company, started its garment and textile import-export operation in Hong Kong. The Company received customer orders from Europe and North America, and then contracted with garment or textile manufacturers, mainly in China, to fulfill those orders. The finished goods were then shipped overseas. In February 1998, a new wholly owned subsidiary LPF International Corp.(" LPF") was set up by the Company. LPF is incorporated in the State of Delaware and operated in New York, NY. The purpose of LPF was to expand the Company's existing textile and apparel business worldwide and place more emphasis on fashion design. Richtime Far East Ltd. was then merged into LPF to be an indirect subsidiary of the Company.

In order to concentrate on its Internet related electronics products and services, the Company entered into a Stock Purchase Agreement on September 30, 1998 with Clarinet Overseas Ltd. Under the Agreement, the Company sold all of its ownership in LPF and Richtime, including all assets and liabilities, to Clarinet Overseas Ltd. for an aggregation consideration of $2,500,000 in cash.

Since June 1997, the Company has invested significant resources in research, product development, and engineering activities for its Internet broadcasting system and its WonderTV series of set-top box and other related products. As a result of these R&D activities and the low volume of sales during the initial commercialization of its products, the Company incurred net operating losses during the fiscal year ended June 30, 1998. The Company anticipates that it will continue to make significant expenditures for product development and marketing of its Internet-related electronics products and services in the foreseeable future.

THE COMPANY'S PRIMARY PRODUCTS AND SERVICES

The Company has primarily positioned itself as a researcher and developer of cable TV-based Internet access related consumer electronics products, including hardware and software. The Company then licenses its technologies to electronics manufacturers, commercial cable TV networks or contracts to manufacturers for production. While the Company does not maintain manufacturing facilities, it has arrangements with several manufacturers in Taiwan and China for the purpose of production. In order to maximize the Company's benefit, the Company does not fix itself with only one or two manufacturers. Instead, based on production quality, cost, and other factors, the Company chooses different manufacturers from time to time.

TELEWEB SYSTEM AND WONDER-TVS

The Company's products include the TeleWeb System and WonderTV series products. The TeleWeb system is a WWW broadcasting system that sends the Internet contents and selected commercial information through existing cable TV networks subscribers.

Based on the technology of the TeleWeb system, the Company has developed WonderTV series products: WonderTV A6000, A6060, A8000, and A9000, which sell at the price range of approximately $250 (without hard disk) to $400 (with hard disk). The Teleweb Broadcasting Systems sell at approximately about $12,000.

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

ONLINE SERVICES

Utilizing its Internet R&D capabilities and TeleWeb System, the Company launched a project to: (1) provide online merchandise retail services over the Internet to Chinese customers with a variety of merchandises, and (2) offer information and electronic commerce services. The information and services provided by the Company includes breaking financial news, real-time stock quotes, corporate information as well as consumer entertainment information. The information may be derived either directly from the Internet or from the Company's own sources, which are collected by the Company from individuals, companies, communities, or other organizations who intend to broadcast their information via TeleWeb system. The Company's electronic commerce services consist of advertising sales and initiating business transactions over the Internet, such as home shopping, online stock trading and online utility bill payments. The Company also broadcasts its own home shopping service via the Teleweb system.

The Company believes that its targeted market of consumers represents an attractive and rapidly growing segment of the Web commerce industry. The service charge for an individual subscriber will be determined by negotiations with different TV stations. Usually the monthly charge for an individual subscriber is under $30.

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

To address the competitive nature of the business, the Company is constantly seeking innovation to maintain its competitive edge. This includes using newly developed technology to periodically upgrade its electronic products always with new features accustomed to local users.

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

SIGNIFICANT CUSTOMERS

For the year ended June 30, 1998, the Company had three customers with billings in excess of 10% of the Company's total revenues. Of the total revenue, Shanghai Hong Sheng Development Corp. accounted for $4,840,000 (38.7%), Full Chance China Ltd. $2,749,000 (21.4%), and D&T Corp.,
$1,815,000 (14.2%).

Although the Company believes that its relations with those three customers are good, the Company does not have written agreements with any of its customers that require the purchase of any minimum quantities of products and, therefore, such customers could reduce or curtail their purchases at any time. As a result, a substantial reduction in orders from existing customers would have a material adverse effect on the Company unless the Company is able to attract orders from new customers, of which there can be no assurance.

EMPLOYEES

As of June 30, 1998, the Company had 47 full-time employees. The Company also employs independent contractors and other temporary employees in its software development department. None of the Company's employees is represented by a labor union. The Company considers relations with its employee to be excellent.


Item 2. PROPERTIES

The Company's corporate headquarters, including Regent's offices and R&D facility, is located at 200 Centennial Avenue, Piscataway, New Jersey and consist of approximately 9,400 square foot under a lease that expires in June 4, 2002. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

The following table summarizes the lease agreements held by the Company and its subsidiaries relating to offices and other facilities:


Location     Lease Term      Commence Date          Expiration Date

Piscataway     5 years        June 5, 1997          June 4, 2002
New Jersey

Middlesex      Annual         June 5, 1998          Renewable
New Jersey    Renewable


Overseas, Regent maintains a technical support and sales office space in Shanghai, China.


Item 3. LEGAL PROCEEDINGS

In July 1997, Gateway 2000 claimed that it "owns all Amiga patents, copyrights and trademarks worldwide." No documentation in support of Gateway's claim has been produced. After Gateway's claim, the Company has its attorney contacted with Gateway and showed Gateway the pertinent document that proves the company's ownership of the exclusive rights to all Amiga patents, copyrights and trademarks for registration and use in the People's Republic of China, Taiwan, Hong Kong, Macao, and the Asian bordering countries between the People's Republic of China and the former Soviet Union. After the Company's interactions with Gateway, to the best knowledge of the Company to date, Gateway 2000 has not taken, nor has it threatened to take, any further action with respect to its claim. Gateway did not mention this issue in its 10K filings with the SEC.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fiscal year covered by this report.




Part II


Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

The Company's Common Stock, par value $0.001, has been traded on the OTC Electronic Bulletin Board under the symbol "LPFC" since December 1, 1994, and there are currently nine (9) market makers for the stock of the Company.

The following table sets forth the high and low closing prices of the Company's Common Stock as reported on the OTC Bulletin Board from January 1997 through December 31, 1998. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


    Quarter Ended                    High             Low

         1997

    March 31, 1997                   $2.50           $0.13
    June 30, 1997                    $4.50           $1.50
    September 30, 1997               $7.00           $2.38
    December 31, 1997                $7.13           $4.87

        1998

    March 31, 1998                   $7.50           $5.50
    June 30, 1998                    $10.50          $5.88
    September 30, 1998               $11.50          $8.50
    December 31, 1998                $10.31          $7.38


NUMBER OF REGISTERED HOLDERS

The number of registered holders of the Company's Common Stock as of December 31, 1998 was 533, and the Company believes that there are a greater number of beneficial owners of shares of its Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

The transactions set forth below were deemed exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by reason of
Section 4(2) of the Securities Act. In connection with each of these transactions, the shares were sold to a limited number of institutional and accredited individual investors as defined by Item 501 of Regulation D of the Securities and Exchange Commission (the "Commission"). All the investors were provided opportunities to get access to all relevant information regarding the Company and they were represented to the Company that they were "sophisticated" investors. They were also represented to the Company that the shares they purchased were for investment purposes only and not with the view of the distribution thereof. Restrictive legends were placed on all the stock certificates issued.

On September 18, 1997, the Company issued 6 million shares of its Common Stock to Rightiming Electronics Corp. in exchange for 6 million shares of Regent Electronics Corp., a subsidiary of the Company. The purpose of the share exchange was to gain more control over the subsidiary of the Company.

On February 8, 1998, the Company entered into a stock subscription agreement with Hambrecht & Quist Asia Pacific Ltd. and its affiliate Asia Pacific Growth Fund II, L.P. (collectively "H&Q"). Under the agreement, H&Q invested $6 million to acquire 1,500,000 shares of Preferred Stock of Regent Electronics Corp., a subsidiary of the Company. H&Q's acquisition represented approximately 5.5% of equity interest of Regent Electronics Corp. Regent also issued Stock Warrants to H&Q for its intention to subscribe $6 million worth of Regent's common stock shares on or before December 31, 2002. Pursuant to the Agreement, the Regent shares held by H&Q may be converted, subject to certain conditions, into the Common Stock shares of the Company on or after January 1, 2000.

The Company entered into two Commission Agreements with Clarinet Overseas Ltd. on June 8, 1997 and June 1, 1998, respectively. Pursuant to the Agreements, Clarinet introduced eight sophisticated investors for the Company's private placements. These individuals purchased a total of 545,000 shares of the Company's common stock for $2,495,000. As compensation to its service, the Company paid Clarinet $109,200, plus 136,250 shares of the Company's common stock.

During the period of July 1, 1997 through December 31, 1998, the Company sold 626,000 shares of the Common Stock to eleven accredited investors for an aggregate consideration of $2,747,000.


Item 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below under the captions "Consolidated Statements of Operations Data" and "Consolidated Balance Sheet Data" are derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by Schiffman Hughes Brown (fiscal 1998, 1997 and 1996), the Company's independent public accountants, to the extent indicated in their report included elsewhere herein.

The selected consolidated financial data set forth below is qualified in its entirely by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements, the Notes thereto and the other financial information included elsewhere in this report.



                   Selected Consolidated Financial Data
                  (in thousands, except per share data)

                                                Fiscal Years Ended June 30

                                                 1998        1997      1996

Consolidated Statement of Operations Data:
 Revenues ................................     12,833         410        40
 Cost of Sales ...........................      7,989

 Operating Expenses
  General and administrative expenses ....      2,827         221        18
  Research and Development ...............      4,372         104
                                                7,199         325

 Income tax benefit (expenses)............         81       (124)

 Minority interest in loss of
  Consolidated subsidiary ................        218          82

 Operating income (loss) .................    (2,057)          43        22

 Net income per share
      Basic  .............................      (.05)         .00       .00
      Diluted ............................      (.05)         .00       .00

 Weighted average shares outstanding .....     44,421      29,238    26,799



                                                Fiscal Year Ended June 30

                                                 1998         1997     1996
Consolidated Balance Sheet Data:

Cash and cash equivalents ................      3,193          269      213
Working capital ..........................      6,919          107      213
Total assets .............................     16,404        8,221      385
Long-term obligation .....................          0            0        0
Total shareholders' equity ...............      7,821        5,739     3,85




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This management's discussion includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance, and the actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business and its results of operations, including the factors discussed below.

OVERVIEW

The Company, through its subsidiary Regent Electronics Corp., designs, engineers, develops, provides and markets Internet related electronics products and services to electronics manufactures, commercial cable TV networks, and general individual customers. Using its Internet research and development capabilities, including the TeleWeb broadcasting system, set-top boxes, WonderTV series products, the Company has started its on-line service business.

The Company has primarily positioned itself as a researcher and developer of cable TV-based Internet access related consumer electronics products, including hardware and software. The Company then licenses its technologies to electronics manufacturers, commercial cable TV networks or contracts to manufacturers for production. While the Company does not maintain manufacturing facilities, it has arrangements with several manufacturers in Taiwan and China for the purpose of production.

The Company's products include the TeleWeb System and WonderTV series products. The TeleWeb system is a WWW broadcasting system that sends Internet contents and selected commercial information through the existing cable TV network subscribers. Based on the technology of the TeleWeb system, the Company has developed WonderTV series products: WonderTV A6000, A6060, A8000, and A9000. From the Company's TeleWeb system and its WonderTV terminals, subscribers can download desirable information to the hard disk of WonderTV according to the monitored data attributes of the user selection. Information is updated in real time and can be stored on the hard disk for later use. The Company offers a variety of related services, such as pay-per-view, real time stock trading, on-line shopping and commercial advertisement.

In 1998, the Company has started its on-line service business that (a) provide retail services over the Internet to Chinese customers for purchasing a variety of merchandises, and (b) offer information and electronic commerce services. The information and services provided by the Company includes breaking financial news, real-time stock quotes, corporate information as well as consumer entertainment information. The information may be derived either directly from the Internet or from the Company's own sources, which are collected by the Company from individuals, companies, communities, or other organizations who intend to broadcast their information via TeleWeb system. The Company's electronic commerce services consist of advertising sales and initiating business transactions over the Internet, such as home shopping, online stock trading and online utility bill payments. The Company believes that its targeted market of consumers represents an attractive and rapidly growing segment of the Web commerce industry.


FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

Results Of Operations

REVENUES    During the fiscal 1998, the Company generated its revenue
primarily from (1) licensing the rights to its software products to business customers; (2) resale of chipsets; and (3) sales from its textile and apparel business. The Company's revenues increased to $12.8 million in fiscal 1998 from $409,991 in fiscal 1997. This increase was because (1) the Company generated its revenue mainly through its subsidiaries. The Company's two subsidiaries were not operational until March - April 1997. The Company had little operating revenue in fiscal 1997, except $398,805 of gain on sale of investment; and (2) starting from the fiscal 1998, the Company's product development and marketing strategy fit the market trend, the Company's revenue has increased.

Two Company's products, TeleWeb broadcasting systems and WonderTVs, are marketed to electronics manufactures and commercial cable TV networks. In order to manufacture the Company's products, the manufactures must obtain the dedicated chipsets and the accompanying software. Therefore, the Company sells the chipsets to those companies that assemble and market WonderTV set-top boxes (the chipsets consist of the following chips: GXM 233, 5520&97317, XC9538-VQ44, AD1819 AC-97, CYBERPRO 2010, BootPROM, and
MD2200-8D). For the year ended June 30, 1998, the Company's revenue from resale of chipsets was $6.16 million, about 48% of the Company's total revenue.

For the fiscal 1998, the Company has loyalty revenue of 1.8 million, about 14% of the Company's total revenue, which was derived from licensing out its software to manufactures and cable TV networks. The Company is expected to continue to receive loyalty payments as long as it continues to market its WonderTVs and TeleWeb System.

The Company's revenue from its textile and apparel business, for the year ended June 30, 1998, was $4.84 million, approximately 38% of the Company's total revenue. For the fiscal 1998, the Company's textile and apparel business generated $90,191 of net income (see Financial Statement Notes 13 for more information).

SELLING, GENERAL AND ADMINISTRATIVE    Selling, general and administrative
expenses increased to $2.83 million in fiscal 1998 from $221,074 in fiscal year ended June 30, 1997. The primary reason for the increase was due to the fact that the Company has not fully operated until April 1997. Accordingly, the Company's expenses on office rent, selling, travel, consulting, legal and accounting expenses significantly increased in fiscal 1998.

RESEARCH AND DEVELOPMENT      For the year ended June 30, 1998, the Company
spent $4.37 million in research and development, approximately 60% of the Company's total operating expenses, compared with $103,870, about 32% of the total operating expenses in 1997. The significant increase in research and development expenses was primarily a result of developing the TeleWeb broadcasting system and setting up online merchandise retail and electronic commerce services. The Company's software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its internal software development.

OPERATING LOSS     As a result of the factors discussed above, the Company's
operating income decreased from $43,390 in fiscal 1997 to $2.06 million of net loss in fiscal 1998. For the year ended June 30, 1998, the Company has net loss of $.05 per diluted share.

INCOME TAXES     The Company's losses for fiscal 1998 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.


FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

Results Of Operations

The Company was not fully active until April 1997. For the fiscal year ended June 30, 1997, the Company had a net income of $43,390 compared to $22,164 in fiscal 1996.

Revenues    The revenues of the Company in fiscal 1997 were $409,991 compared to $40,098 in fiscal 1996. The revenues in fiscal 1997 were primarily from the sale of its investment in Rightiming Electronics Corp., a New Jersey based high tech company.

Research and Development      Regent Electronics Corp., a subsidiary of the
Company, began to carry out its product development activities in April 1997. For the fiscal year ended June 30, 1997, the Company had R&D expenses of $103,870. There were no R&D expenses in fiscal 1996.

Net Income.   The Company became fully active in April 1997. For the fiscal year ended June 30, 1997, the Company had a net income of $43,390 compared to $22,164 in fiscal 1996.

Income Taxes.     The Company had no income taxes liabilities in fiscal 1997 and 1996 because those income taxes liabilities were offset by the Company's net operating losses (NOLs) incurred in previous years.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the fiscal 1998 with a cash and cash equivalents position of approximately $3.2 million, compared to $268,679 in fiscal 1997.

Since January 1997, the Company has financed its operations and expenditures primarily through the sale of capital stock. On February 8, 1998, Hambrecht
& Quist Asia Pacific Ltd. and its affiliate Asia Pacific Growth Fund II, L.P. (collectively "H&Q") invested $6 million to acquire 1,500,000 shares of Preferred Stock of Regent Electronics Corp. H&Q's acquisition represented approximately 5.45% of Regent's equity interest. Pursuant to the agreement, subject to certain conditions, the Regent shares held by H&Q may be converted into Common Shares of the Company after January 1, 2000.

During the period of June 30, 1997 through June 30, 1998, the Company sold 536,000 shares of the Common Stock to eleven accredited investors for an aggregate consideration of $2,072,000.

As of June 30, 1998, the Company had working capital of $6.92 million (an increase of $6.8 million from $106,924 as of June 30, 1997). During the Fiscal 1998, operating activities provided $766,302 of net cash, investing activities used $ 113,854 of net cash for equipment purchases, and financing activities provided $2.27 million of net cash, primarily from the Company's private placements. Approximately 60% of net cash used in 1998 were spent on the Company's research and development activities.

The Company has no material commitments for capital expenditures to date. The Company believes that the anticipated funds from operations and the existing cash and cash equivalents will be sufficient to meet its cash requirements for at least the next twelve months. Although the Company's operating activities may generate cash to cover its operating costs, the Company's continuing operating and investing activities may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

The Company has trade credits available from many corporations with credit line up to $50,000, net 30 days. The Company may raise its capital in the future either from the secondary offerings or from private placements.

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

RECENT DEVELOPMENTS

In order to concentrate on its Internet related electronics products and services, the Company entered into a Stock Purchase Agreement on September 30, 1998 with Clarinet Overseas Ltd. Under the Agreement, the Company sold all of its ownership in LPF and Richtime, including all assets and liabilities, to Clarinet Overseas Ltd. for an aggregation consideration of $2,500,000 in cash.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Factors that could cause future results to differ materially these expectations include the following: growth in the multimedia electronics industry; lower than expected customer orders; delays in receipt of orders or cancellation of orders; competitive factors, such as increased competition, new product offerings by competitors and price pressures; the availability of parts and supplies at reasonable prices; changing technologies; changes in product mix; new product development; the timing of the negotiation of new contracts; and the general domestic and international economic conditions.

In additional to the information contained in this Report, there are other factors that could cause the Company's future results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Although the Company has been considering entering retail channels in the future, so far, all of the Company's sales are wholesales. For the year ended June 30, 1998, the Company had three customers with billings in excess of 10% of the Company's total revenue. The Company does not have written agreements with any of its customers that require the purchase of any minimum quantities of products and, therefore, such customers could reduce or curtail their purchases at any time. As a result, a substantial reduction in orders from existing customers would have a material adverse effect on the Company unless the Company is able to attract orders from new customers, of which there can be no assurance.

The Company's foreign sales are denominated in the U.S. dollars. The Company does not incur any foreign currency risks; however, fluctuations in currency exchange rates could cause the Company's products and services to become relatively more expensive to foreign customers, which may result in a reduction in foreign sales or the profitability of any of such sales.

Historically, the size and timing of sale transactions have varied substantially from quarter to quarter, and the Company expects such variations to continue into the future. Because a significant portion of the Company's overhead is fixed in the short-term, the Company's results of operations may be adversely affected if revenues fall below the Company's expectation.

The current Asian economic crisis will have certain impact on the Company's operation and marketing in the future. The Company is mainly concentrating on the Chinese market for its sales of Teleweb Broadcasting Systems and WonderTVs. The Company's operation may be severely affected by the risks of slow economic growth, devaluation of the Chinese currency, and restrictions on transferring foreign currencies. The Company has decided to expand its market presence, and market its products in the U.S. and European markets.

YEAR 2000

The Company recognizes the need to ensure that its operations will not be adversely impacted by "Year 2000" issue, which has arisen because many existing computer programs and chip-based embedded technology systems may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a system failure or miscalculations which may cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has assembled a team of internal staff to oversee the matter and is underway in completing its Year 2000 assessment. Internally, the Company has upgraded its business system to address the Year 2000 issue. Externally, the Company has surveyed and will continue to survey its suppliers, financial institutions, and other organizations to ensure that those parties have appropriate plans to be "Year 2000 Compliant." Costs incurred to date and estimated costs to complete the Company's Year 2000 compliance efforts are not expected to be material.

The Company has substantially completed many procedures to test and replace existing computer systems. Additionally, the Company continues to assess and test newly engaged suppliers and their products for Year 2000 compliance as part of the Company's normal business operations. The Company will continue to monitor its Year 2000 Compliance program, address any material issues, and develop contingency plan as it deems appropriate.

The failure to identify or correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business activities or operations such as the Company's ability to service its customers. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. The Company's Year 2000 assessment process is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and customers.

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

  Year ended June 30                          1997             1996

  EPS - basic   ........................      $0.00           $0.00
  EPS - diluted ........................      $0.00           $0.00


In June 1997, the Financial Accounting Standards Board (FASB) issued two
SFASs: SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As specified by these statements, the Company will apply these statements in its periodic reports and reclassify its financial statements for earlier periods provided for comparative purposes.

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



Part III


Item 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's directors, executive officers and their respective ages and positions as of December 31, 1998 are as follows:


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

Simon Gu (1)         43          September 1997      Director

Gary Huang (1)       43          January 1997        Chief Financial Officer,
                                                      Secretary & Director

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

JAMES LIU has been a director and Vice President of the Company since January 1997. Prior to his joining the Company, Mr. Liu served as President of JBL International Inc., an apparel agent in New York, NY, that contracts apparel orders and transfers finished goods between wholesalers and apparel manufacturers. He is a director of Lotus International Holdings Corp. From 1983 to 1990, he was a manager in charge of international trade in Jiangsu Provincial Government of the People's Republic of China. He graduated with a BA degree from Nanjing University, China.

JEREMY WANG was elected Director in March 1997. In the past ten years, he worked at AT&T Bell Laboratories and Merck & Co. He held various responsibilities in system engineering, development and product management in the telecommunications industry. Mr. Wang had an MS in Chemical Engineering from University of Virginia, and an MS in Computer Science from New Jersey Institute of Technology.

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

GARY HUANG has been Treasurer and Secretary of the Company since January 1997 and Chief Financial Officer since July 1998. Prior to joining the Company, Mr. Huang served as Senior Accountant / Financial Analyst at Rightiming Electronics Corp. with responsibilities in accounting, financial reporting and treasury functions. He holds an MBA in finance from University of New Haven and an MA in Economics from Yale University.

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

AUDIT COMMITTEE

The Audit Committee acts on behalf of the Board of Directors with respect to the Company's financial statements, record-keeping, auditing practices and matters relating to the Company's independent public accountants, including recommending to the Board of Directors the firm to be engaged as its independent public accountants for the next fiscal year; reviewing with the Company's independent public accountants the scope and results of the audit and any related management letter; consulting with the independent public accountants and management with regard to the Company's accounting methods and adequacy of its internal accounting controls; approving the professional services rendered by the independent public accountants; and reviewing the independence of the independent public accountants. The Audit Committee consists of Messrs. Jeremy Wang, Simon Gu and Gary Huang.

COMPENSATION COMMITTEE

The Compensation Committee reviews and makes recommendations to the Board of Directors the appropriate compensation of directors and executive officers of the Company. The Compensation Committee consists of Messrs. James Yao and Jeremy Wang.

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


Item 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table (1): Annual Compensation, and
Table (2): Long Term Compensation set forth information concerning the total compensation of the Company's executive officers for services rendered in all capacities to the Company for the last three fiscal years.


Summary Compensation Table (1):       Annual Compensation


Names and Principle                                         Other Annual
   Position               Year     Salary($)    Bonus($)    Compensation

James Yao                1998      $68,000         0            0
President & Chairman     1997       18,000         0            0
                         1996            0         0            0

James Liu                1998       68,000         0            0
Vice President           1997            0         0            0
                         1996            0         0            0

David Leung              1998            0         0            0
Vice President           1997            0         0            0
                         1996            0         0            0

Gary Huang               1998       34,337         0            0
Chief Financial Officer  1997       10,666         0            0
                         1996            0         0            0




Summary Compensation Table (2):     Long Term Compensation


                                  Restricted    Securities
Names and Principle                 Stock       Underlying     All Other
  Position               Year       Award       Options/SAR  Compensation

James Yao                1998         0             0             0
President & Chairman     1997         0          180,000          0
                         1996         0             0             0

James Liu                1998         0             0             0
Vice President           1997         0          180,000          0
                         1996         0             0             0

David Leung              1998         0             0             0
Vice President           1997         0          500,000          0
                         1996         0             0             0

Gary Huang               1998         0             0             0
Chief Financial Officer  1997         0             0             0
                         1996         0             0             0



Each of the options issued above is currently exercisable at an exercise price of $6.00 per share and shall be expired on May 15 and May 30, 2002. As of December 31, 1998, no stock options have been exercised.

There are no reportable transactions between Lotus Pacific, Inc. and Lotus International Holdings Corp., Yao Investment Corp., Rightiming Electronics Corp., Evolving Investments Ltd. other than disclosure as shareholders.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth certain information known by the Company regarding the beneficial ownership of the Company's Common Stock as of December 31, 1998, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors, and (iii) directors and officers of the Company as a group.


FIVE PERCENT (5%) SHAREHOLDERS

                                    NO. OF SHARES
                                     BENEFICIALLY          PERCENT
 NAME OF BENEFICIAL OWNER                OWNED             OF CLASS

 Lotus International Holdings Corp.    8,286,670            14.6%
 308 East Bay Street
 Nassau, Bahamas

 Yao Investment Corp.                  8,000,000            14.1%
 308 East Bay Street
 Nassau, Bahamas

 Rightiming Electronics Corp.          6,000,000            10.6%
 P.O. Box 186
 Piscataweay, NJ 08855-0186

 Evolving Investments Ltd.             3,100,000             5.5%
 3706 Cricket Circle
 Edison, NJ 08820

The percentages indicated are based on the Company's outstanding Stock Options and Warrants exercisable as of December 31, 1998 and 47,499,304 shares of Common Stockissued and outstanding as of December 31, 1998.

As of December 31, 1998, there were 47,499,304 shares of the Company's Common Stock and 4,300 shares of Series A Preferred Stock issued and outstanding. Each share of Common Stock is entitled to one vote per share.

All issued and outstanding 4,300 shares of Preferred Class A Stock of the Company are owned by Lotus International Holdings Corp.

None of the Company's officers and directors own shares individually, except stock options. See Item 6. "Executive Compensation".

James Yao, President & Chairman of the Company and James Liu, Vice President of the Company, are two majority shareholders of Lotus International Holdings Corp., and they both serve on the Board of that entity.

James Yao owns Yao Investment Corp., Rightiming Electronics Corp. is mainly owned by Robert Wang and John Wang, Sunman Lee owns Evolving Investments Ltd.

In addition to the shares of Common Stock and Series A Preferred Stock issued and outstanding, the Company also issued 1,090,000 shares of Stock Option in May 1997 to certain Directors and officers of the Company as part of their compensation. All options are exercisable at $6.00 per share and will be expired in May 2002.

The following table sets forth the certain information known to the Company with respect to beneficial ownership of the Company's Common Stock Option as of December 31, 1998. A total of 1,090,000 shares of Common Stock Options were issued and outstanding as of December 31, 1998.


         BENEFICIAL OWNERS                        NO. OF SHARES

 James Yao,        Chairman & President           180,000
 David Leung,      Vice President & Director      500,000
 James Liu,        Vice President & Director      180,000
 Jeremy Wang,      Director                       180,000
 Cheng Wang,       former Director                 50,000

All directors and executive officers
As a group                                      1,090,000

In May 1997, the Company issued 8,000,000 shares of redeemable Common Stock Warrants to Evolving Investments Limited. Each share of the warrants entitles the holder to purchase a share of the Company's Common Stock at $3.00 per share, void after May 5, 2002.

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

         Consolidated Statements of Operations - for the Fiscal Years ended June 30, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity - for the Fiscal Years Ended June 30, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows - for the Fiscal Years Ended June 30, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

     2.  Financial Statement Schedule

     3. Exhibits

       3.1*    Certificate of Incorporation of the Registrant, as amended

       3.2*    Bylaws of the Registrant, as amended

       10.1** Stock Subscription Agreement, dated as of March 18, 1997, between Evernew International Limited and Lotus Pacific, Inc.

       10.2** Stock Subscription Agreement, dated as of May 5, 1997, between Evolving Investments Ltd. and Lotus Pacific, Inc.

       10.3** Warrant Purchase Agreement, dated as of May 5, 1997, between Evolving Investments Ltd. and Lotus Pacific, Inc.

       10.4** Stock Exchange Agreement, dated as of September 18, 1997, between Rightiming Electronics Corp. and Lotus Pacific, Inc.

       10.5** Stock Subscription Agreement, dated as of December 31, 1997, between Clarinet Overseas Limited and Lotus Pacific, Inc.

       10.6** Stock Purchase Agreement, dated as of September 30, 1998, between Clarinet Overseas Limited and Lotus Pacific, Inc.

       10.7** Commission Agreement, dated as of June 8, 1997, between Clarinet Overseas Limited and Lotus Pacific, Inc.

       10.8** Commission Agreement, dated as of June 1, 1998, between Clarinet Overseas Limited and Lotus Pacific, Inc.

       27.1    Financial Data Schedule, filed herewith


      * Incorporated by reference from the Company's Form 10-K filed on October 1, 1998.

      ** Incorporated by reference from the Company's Form 10/A filed on January 7, 1999.






                                      Signatures



   Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant had duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.



Date: January 7, 1999
                                       Lotus Pacific, Inc.


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

                            /S/
                            David Leung, Director & Vice President

                            /S/
                            James Liu, Director & Vice President

                            /S/
                            Jeremy Wang, Director

                            /S/
                            Simon Gu, Director

                            /S/
                            Gary Huang, Chief Financial Officer & Secretary





SCHIFFMAN HUGHES BROWN
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTS



                  INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Lotus Pacific, Inc. and Subsidiaries

   We have audited the accompanying balance sheets of Lotus pacific, Inc. and Subsidiaries as of June 30, 1998, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lotus Pacific, Inc. and Subsidiaries as of June 30, 1998, 1997, and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/

Schffman Hughes Brown
Blue Bell, Pennsylvania
September 4, 1998




790 PENLLYN PIKE, SUITE 302, BLUE BELL, PENNSYLVANIA 19422
(215) 646-2000  FAX (215) 646-1937




                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1998, 1997 AND 1996

                                  ASSETS

                                          1998             1997
Current Assets:
 Cash                                   $3,193,127       $268,679
 Accounts Receivable                     4,979,759
 Prepaid Expenses                          760,295
 Advances                                                   2,354
  Total current assets                   8,933,181        271,033

Investments (Note 5)                       600,000        600,000

Property and equipments:
 Furniture and office equipment             90,192         90,000
 Equipment                               1,541,231      1,502,120
 Leasehold improvements                     75,612          1,041
                                         1,707,015      1,593,161

Less: accumulated depreciation             348,286         26,623
                                         1,358,729      1,566,538
Other assets:
 Intangible asset, net of accumulated
 amortization of $370,477 and $28,480
 in 1998 and 1997, respectively          5,439,523      5,781,520
 Deposit                                    72,792          1,700
                                         5,512,315      5,783,220

                                       $16,404,225     $8,220,791


                 LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities:
 Account payable                        $1,755,654        $14,946
 Loan Payable (Note 3)                     120,000
 Salaries Payable                           63,819
 Payroll taxes payable                      32,234         25,771
 Income taxes payable (Note 6)              42,110        123,392
    Total current liabilities            2,013,817        164,109

Minority interest in subsidiary
 (Note 5)                                6,569,544      2,317,815

Commitments (Note 11)

Stockholders' equity:
 Common stock (Note 8)                      47,387         40,737
 Preferred stock, Series A (Note 8)              4              4
 Common Stock Warrant (Note 8)              80,000
 Additional paid-in capital             10,240,740      6,188,348
 Accumulated deficit                   (2,547,267)      (490,222)
                                         7,820,864      5,738,867

                                       $16,404,225     $8,220,791




  The accompanying notes are an integral part of these financial statements





                     LOTUS PACIFIC, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 1998,1997 AND 1996


                                 1998          1997           1996

Sales - Products             $10,998,875       $-0-           $-0-
Cost of Sales                  7,989,318
Gross Profit                   3,009,557

Operating expenses
 Selling, general and
   administrative              2,826,730      221,074       17,934
 Research and development      4,371,990      103,870
                               7,198,720      324,944       17,934

Operating Loss               (4,189,163)    (324,944)     (17,934)

Other income (expenses):
 Interest income                  33,675       11,186       11,008
 Gain on sale of investment                   398,805
 Equity in earnings of
    unconsolidated subsidiary                               29,090
 Royalty Income                1,800,000
                               1,833,675      409,991       40,098

Net income (loss) before income taxes
 and minority interest in income
 of consolidated subsidiaries (2,355,488)       85,047      22,164

Income tax benefit (expenses)
 (Note 6)                         80,714     (123,842)

Minority interest in loss of
 consolidated subsidiaries       217,729       82,185

Net income                  $(2,057,045)      $43,390       22,164

Earnings per share
 Basic                            $(.05)         $.00         $.00
 Diluted                          $(.05)         $.00         $.00

Weighted average shares       44,421,334   29,238,081   26,799,387




  The accompanying notes are an integral part of these financial statements





                 LOTUS PACIFIC, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED IN JUNE 30, 1998, 1997 AND 1996



      Common         Preferred    Common          Additional
      Shares          Shares      Stock             Paid-in
   Outstanding      Outstanding  Warrants   Amount  Capital  Deficit  Total

Balance
 June 30, 1995

 26,347,054           4,300               $26,351 $746,433 $(555,776)$217,008

Issuance of
 common stock

 590,000                                      590  145,715            146,305

Net Income for
 the year Ended
 June 30, 1996
                                                               22,164  22,164
Balance
 June 30, 1996

26,937,054           4,300                $26,941 $892,148 $(533,612)$385,477

Issuance of
 common stock

13,800,00                                  13,800 5,296,200         5,310,000

Net income for
 the year ended
 June 30, 1997

  _______         _______    _______      ______   _______     43,390  43,390

Balance
 June 30, 1997

40,737,054          4,300               40,741  6,188,348 (490,222) 5,738,867

Issuance of
 common stock

536,000                                    536  2,071,464           2,072,000

Issuance of
 Common stock
 For services

113,750                                    114    454,886             455,000

Issuance of
 Common Stock
 For purchase
 Of subsidiary

6,000,000                                6,000  1,526,042           1,532,042

Issuance of Common
 Stock Warrants

                               8,000,000 80,000                       80,000

Net loss for the year
ended June 30, 1998

_______       _______          _______  ______    ____ (2,057,045)(2,057,045)

Balance
June 30, 1998

47,386,804   4,300 8,000,000   $127,391   $10,240,740 $(2,547,267) $7,820,864





The accompanying notes are an integral part of these financial statements





               LOTUS PACIFIC, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                  1998        1997       1996
Cash flows from operating activities:
 Net income (loss)                        $(2,057,045)     $43,390    $22,164
 Adjustments to reconcile income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                663,660      55,103
  Common stock issued for services             455,000
  Gain on sale of investment                             (398,805)
  Equity in earnings of
    unconsolidated subsidiary                                        (29,090)
  Changes in assets and liabilities:
   Increase in accounts receivable         (4,979,759)
   Increase in prepaid expenses              (760,295)
   Increase (decrease) in advances               2,354     (2,354)
   Increase in deposit                        (71,092)     (1,700)
   Increase in accounts payable              1,740,708      14,946    (4,400)
   Increase in payroll taxes payable             6,463      25,771
   Increase in salaries payable                 63,819
   Increase (decrease) in
    income tax payable                        (81,282)     123,392
   Increase in minority interest
    in subsidiary                            5,783,771   2,317,815
Net cash provided by (used
    in) operating activities                   766,302   2,177,558   (11,326)

Cash flows from investing activities:
 Purchase of property and equipment          (113,854) (1,593,161)
 Purchase of intangible asset                          (5,810,000)
 Proceeds from sale of investment                          571,200
 Acquisition of investment                               (600,000)
Net cash used in investing activities        (113,854) (7,431,961)

Cash flows from financing activities:
 Issuance of common stock                    2,072,000   5,310,000      3,000
 Issuance of common stock warrants              80,000
 Increase in loans payable                     120,000
Net cash provided by
    financing activities                     2,272,000   5,310,000      3,000

Net cash increase (decrease) in cash         2,924,448      55,597    (8,326)

Cash, beginning                                268,679     213,082    221,408

Cash, ending                                $3,193,127    $268,679   $213,082

Supplemental disclosure of cash flow information:
 Cash paid for taxes                              $500        $150

Supplemental disclosure of non-cash financing activities:

 Issuance of common stock for services        $455,000                 $3,000
 Issuance of common stock for
   purchase of subsidiary                   $1,532,042


   The accompanying notes are an integral part of these financial statements




                        LOTUS PACIFIC, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998, 1997 AND 1996

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

2.Summary of significant accounting policies:

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



                     LOTUS PACIFIC, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 1998, 1997 AND 1996


Revenue recognition:

The revenue from product sales is recognized at the date of sale; revenue from services rendered is recognized when services have been performed; and revenue from royalty is recognized when the technology (software products) of the Company is delivered. The Company generally allows the sales of products to be returned within 15 business days.

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




                       LOTUS PACIFIC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         JUNE 30, 1998, 1997 AND 1996


Concentration of Credit Risk:

The Company occasionally maintains deposits in excess of federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions.

Earnings (loss) Per Share:

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and the equivalent number of common shares of convertible preferred stock. Diluted earnings (loss) per share reflect the dilutuive effect of stock options and warrants. For the year ended June 30, 1998, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

3.Loans Payable:

Represents money deposited with the Company in June 1998 from a potential investor who has requested their money back. The $120,000 was refunded to them in July 1998.

4.Issuance of Stock:

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

5.Acquisitions and Dispositions:

Shanghai Union Auto Bicycle Co., Ltd.:

On September 25, 1995 the Company exchanged 560,000 shares of its common stock for a seventy percent equity interest in Shanghai Union (Shanghai Union) Auto Bicycle Co., Ltd. in Shanghai, People's Republic of China. At September 25, 1995, Shanghai Union had stockholder's equity of $ 204,721, 70% thereof was $143,305.

On June 28, 1996 the Company exchanged its investment in Shanghai Union for 5% of the outstanding common stock of Rightiming Electronics Corp. (Rightiming). Rightiming was


                  LOTUS PACIFIC, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     JUNE 30, 1998, 1997 AND 1996


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

Pertinent financial information for Richtime Far East, Ltd. is as follows:

                                  1998              1997

Sales                       $5,699,495        $1,990,480
Gross Profit                  $587,095          $213,717
Net Income                    $475,725          $177,742



                  LOTUS PACIFIC, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    JUNE 30, 1998, 1997 AND 1996


6.Income Taxes:

Income taxes for years ended June 30, 1998 and 1997 consisted of the following:

                                  1998               1997
        Current:
          Federal            $(61,917)            $92,120
          State               (18,797)             31,722

                             $(80,714)           $123,842

7.Financial Instrument:

Cash accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1998 and June 30, 1997, the uninsured balance was $2.743,480 and $56,199 respectively.

8. Capital Stock:

Common stock - $.001 par value, 60,000,000 shares authorized, 47,387,644 and 40,737,894 shares issued and outstanding in 1998 and 1997, respectively.

Preferred stock - $.001 par value, 100,000 shares authorized, there is no shares issued and outstanding in 1998 and 1997.

Preferred stock, Series A - $.001 par value, 4,300 shares authorized, 4,300 shares issued and outstanding in 1998 and 1997.

Common stock warrants - 8,000,000 warrants issued and outstanding. Each warrant entitled the holder to purchase one share of the Company's common stock at $3.00 per share. Warrants expire May 5, 2002. As of June 30, 1998, no warrants have been exercised.

9. Significant customers:

For the year ended June 30, 1998, the Company had three customers with billings in excess of 10% of total revenues. These two customers accounted for approximately 70% of total revenues. Of the total revenue, Shanghai Hong Sheng Development Corp. accounted for $4,840,000 (38.7%), Full Chance China Ltd. $2,749,000 (21.4%), and D&T Corp. $1,815,000 (14.2%).



                      LOTUS PACIFIC, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        JUNE 30, 1998, 1997 AND 1996


10. Stock options:

The Company accounts for stock-based compensation in accordance with ASAS
No. 123, Accounting for Stock-Based Compensation which permits the use of the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and required the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense.

Had compensation cost for the Company's stock options been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:


                                       1998               1997

     Net income (loss):
       As reported              $(2,057,045)           $43,390
       Pro forma                 (2,057,045)         (981,210)


     Net income (loss) per common share:
       As reported                    (0.05)               .00
       Pro forma                      (0.05)            (0.03)


Significant assumptions used to calculate the above fair value of the awards are as follows:

   Risk free interest rates of return             6.00%
   Expected option life                           60 months
   Expected dividends                             $ -0-


11.Commitments:

The Company leases its principal facilities of total approximately 9,400 square feet in Piscataway, New Jersey. Under the lease, the Company pays $7,100 per month until expiration of lease in June 2000.

The Company also leases an additional space in Middlesex, NJ. The lease is annually renewable and the monthly rent is $825.


12.Condensed Financial Statements for Regent Electronics Corp. at
  June 30, 1998 and 1997:

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




               LOTUS PACIFIC, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     JUNE 30, 1998, 1997 AND 1996

13.Condensed Financial Statements for LPF International Corp.
   at June 30, 1998:



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