Form 10-Q/A
period 1998-09-30
LOTUS PACIFIC INC
filed 1999-01-08
CIK 789945

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


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



                            LOTUS PACIFIC, INC.

                                  INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1998 (Unauduited) and June 30, 1998 (audited)

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

Signatures






                    LOTUS PACIFIC, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEET
                                (Unaudited)

                                   ASSETS

                                 September 30, 1998      June 30, 1998
Current Assets
 Cash                                $2,618,594             $3,193,127
 Accounts Receivable                  6,800,806              4,979,759
 Prepaid Expenses                         2,874                833,087
 Deposit                                 22,175
  Total Currents Assets               9,444,449              8,933,181

Property and Equipment                1,630,353              1,631,403
Leasehold Improvement                     1,041                 75,612
                                      1,631,394              1,707,015

Less: Accu. Depreciation                511,921                348,286

Investments                                                    600,000
Intangible Assets, net of accumulated
 amortization of $455,686             5,086,356              5,439,523

Total Assets                         15,650,278             16,404,225


                       LIABILITIES AND STOCKHOLDERS EQUITY


Current Liabilities
 Account Payable                       $663,668              1,755,654
 Loans Payable                                                 120,000
 Salaries Payable                        60,489                 63,819
 Payroll Taxes Payable                   23,001                 32,234
 Income Taxes Payable                                           42,110
  Total Current Liabilities             747,158              2,013,817

Minority Interest in Equity of
 Consolidated Subsidiary              6,136,670              6,569,544

Stockholders' Equity
 Preferred Stock, Class A, $.001 par value,
 4,300 shares authorized; 4,300 shares
 issued and outstanding                       4                      4
Common Stock, $.001 par value, 60 million
 shares authorized, 47,499,304 shares
 issued and outstanding                  47,499                 47,387
Stock Warrants                           80,000                 80,000
Additional paid-in capital           11,050,628             10,240,740
Accumulated Deficit                 (2,411,681)            (2,547,267)
Total Stockholders' Equity            8,766,450              7,820,864
Total Liabilities &
  Stockholders' Equity              $15,650,278            $16,404,225




  The accompanying notes are an integral part of the financial statements




                    LOTUS PACIFIC, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF OPERATIONS
                 For the Quarter Ended September 30, 1998
                             (Unaudited)


                                           1998                   1997

Net Sales -Products                  $2,420,000                  $ -0-
Cost of Sales                         1,198,000
Gross Profit                          1,222,000                    -0-

Operating Expenses
 Selling, general and administrative    707,023                434,746
 Research and development               565,743                917,866
                                      1,272,766              1,352,622

Operating Income (loss)                (50,766)            (1,352,612)

Other Income (Expenses)
 Interest Income                          8,647                    467
 Royalty Income                                              1,000,000

Income from continuing operations
 Before income taxes                   (42,119)              (352,145)

Discontinued operations:
 Income from operation of LPF,              -0-
   net of tax
 Gain of disposal of LPF, net of tax    100,000

Net Income before income taxes
 and minority interest in income
  of consolidated subsidiary             57,881              (352,145)

Income Taxes                                -0-                    -0-

Minority Interest of Income
 Consolidated Subsidiaries                7,351               (22,398)

Net Income                               50,530              (329,747)

Earnings Per Share
         Basic                            $0.00                  $0.00
         Diluted                          $0.00                  $0.00

Weighted Average Shares              47,477,552             42,785,054





   The accompanying notes are an integral part of the financial statements




                      LOTUS PACIFIC, INC. AND SUBSIDIARY
                           STATEMENT OF CASH FLOWS
                  For the Quarter Ended September 30, 1998
                                  (Unaudited)


                                     Sept. 30, 1998        Sept. 30, 1997

CASH FLOW FROM OPERATING ACTIVITIES

Net Income                                  $50,530            $(329,747)
Adjustments to reconcile net income to
 net cash used in operating activities:
  Depreciation & amortization               248,572                79,714
  Common stock issued for service           135,000
 Changes in assets & liabilities:
  Increase in accounts receivable       (1,821,047)                 (471)
  Decrease in Prepaid Expenses              757,421              (20,995)
  Increase in deposit                        50,617               100,000
  Decrease in accounts payable          (1,008,496)               667,001
  Increase in minority interest             162,249                62,877
                                        (1,475,684)               888,126
 Net cash used in
  operating activities                  (1,425,154)               558,379

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of equipment                                             (2,603)
Sale of equipment                             1,050
Sale of leasehold improvement                74,571
Gain on sale of investment                  100,000

Net cash provided in
 investing activities                       175,621               (2,603)


CASH FLOW FROM FINANCING ACTIVITIES:

Issuance of common stock                    675,000               216,000
Issuance of stock warrants                                         80,000

Net cash provided by
 financing activities                       675,000               296,000

Net increase (decrease) in cash           (574,533)               851,776

Cash, beginning                           3,193,127               268,679

Cash, ending                             $2,618,594            $1,120,455


Supplemental disclosure of non-cash financing activities:

Issuance of common stock for service       $135,000




   The accompanying notes are an integral part of the financial statements




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

In order to concentrate on its Internet related electronics products and services, the Company sold all of its ownership in LPF International Corp. and Richtime Far East Ltd., including all assets and liabilities, to Clarinet Overseas Ltd. on September 30, 1998 for an aggregation consideration of $2,500,000 in cash.

LPF International Corp. was set up by the Company to expand its existing textile and apparel business worldwide. Richtime Far East Ltd. ("Richtime"), a Hong Kong-based subsidiary of the Company, was then merged into LPF.

2. Summary of significant accounting policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K/A filed on January 8, 1999 for the year ended June 30, 1998. The accompanying condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the quarter ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Principle of Consolidation:

The accompanying financial statements include the accounts of Lotus Pacific, Inc. and its 87.3% owned subsidiary, Regent Electronics Corp. The 12.7% non-owned portion of Regent Electronics Corp. appear as minority interest in subsidiary on the balance sheet in


                      LOTUS PACIFIC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         SEPTEMBER 30, 1998 (UNAUDITED)


accordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.

LPF International Corp., a wholly owned subsidiary of the Company, was sold to Clarinet Overseas Ltd. on September 30, 1998. The balance sheet accounts of LPF were not included in the consolidated financial statement, but its income statement accounts were consolidated as discontinued operations.

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



                   LOTUS PACIFIC, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      SEPTEMBER 30, 1998 (UNAUDITED)


Earnings (loss) Per Share:

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and the equivalent number of common shares of convertible preferred stock. Diluted earnings (loss) per share reflect the dilutuive effect of stock options and warrants.

3. Issuance of Stock:

During the quarter ended September 30, 1998, the Company issued an aggregate of 112,500 shares of its common stock. 90,000 shares of common stock were issued for cash consideration of $675,000, and 22,500 shares of common stock were issued for consulting services rendered.

4. Discontinued Operations:

On September 30, 1998, the Company sold all of its ownership in LPF International Corp. and Richtime Far East Ltd., including all assets and liabilities, to Clarinet Overseas Ltd. for an aggregate consideration of $2,500,000. The Company has not generated income from the discontinued operations, except $100,000 gain on sale of LPF.

Pro Forma Financial Information

The following condensed pro forma consolidated financial statement of Lotus Pacific, Inc. and Subsidiary gives effect to the disposition of LPF International Corp., a wholly owned subsidiary of the Company, as though it had occurred at June 30, 1998.


PRO FORMA CONDENSED BALANCE SHEET
As of June 30, 1998

(In Thousands)

                                                  Pro Forma       Pro Forma
ASSETS                                Actual      Adjustments     Statement
Current Assets
 Cash                                  3,193        1,160           4,353
 Accounts Receivable                   4,979      (1,246)           3,703
  Total current assets                 8,172                        8,056

Property & Equipment, net              1,359         (76)           1,283

Investment (note 1)                      600                          600

Intangible Assets                      5,440                        5,440

Total Assets                          16,404                       16,242

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable                      1,756        (173)           1,583
 Other current liabilities (note 2)      258                          258
  Total current liabilities            2,014                        1,841

Minority Interest                      6,570                        6,570

Capital Stock                            127                          127
Paid-in Capital                       10,241                       10,241
Retained Earnings (note 3)           (2,547)                      (2,537)
 Total stockholders' equity            7,821                        7,831

Total Liabilities
  & Stockholders' Equity             $16,404                      $16,242

Notes to Pro Forma Condensed Balance Sheet:

Note 1. In April, 1997, the Company acquired 100% of the stock of Richtime Far East, Ltd., a Hong Kong corporation, for monetary consideration of $600,000. The Company carries the investment at cost, and Richtime Far East Ltd. is not consolidated with Lotus Pacific, Inc. in accordance with general accepted accounting principles.

Note 2. No provision for income taxes has been reflected on the gains applicable to the sale of LPF, since those gains could be offset by the Company's net operating losses (NOLs) incurred in previous years.

Note 3. An adjustment has been made for $90,000 of LPF's retained earnings and $100,000 gain on sale of LPF.



PRO FORMA CONDENSED STATEMENT OF OPERATIONS
For the Quarter Ended September 30, 1998

The following pro forma statement of operation for the quarter ended September 30, 1998 has been prepared to reflect the sale of LPF. The statement is based on the assumption that the sale of LPF was consummated at July 1, 1998, the beginning of the fiscal year of Lotus Pacific, Inc. This pro forma statement of operation should be read in conjunction with other financial statements included elsewhere herein and the Company's annual report 10-K/A, which has been filed with the SEC.

                                                 Pro Forma       Pro Forma
(In Thousand dollars)                 Actual     Adjustments     Statement

Net Sales                             $5,314      ($2,894)         $2,420
Cost of Sales                          3,953       (2,755)          1,198

Gross Profit                           1,361                        1,223

Operating Expenses                     1,134         (38)           1,096

Operating Income                         227                          127

Other Income (expenses)                 (69)                         (69)

Net Income before Minority Interest      158                           58

Minority Interest                         23                           23

Net Income                              $135                          $35

Earnings Per Share
    Basic                               $.00                         $.00
    Diluted                             $.00                         $.00


Pro forma earnings per share are based on the exercise of all outstanding stock options and warrants, and it is fully diluted.

5.      Capital Stock:

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


                      LOTUS PACIFIC, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         SEPTEMBER 30, 1998 (UNAUDITED)


6. Significant customers:

For the quarter ended September 30, 1998, the Company's continuing operation had two customers with billings in excess of 10% of total revenues. These two customers accounted for almost 100% of the Company's total revenues. Of the total revenue, Shanghai Hong Sheng Development Corp. accounted for $1.74 million (72%), and Lanzhou Sanmao Oindustrial Co. $680,000 (28%).

7.    Commitments:

The Company leases its principal facilities of total approximately 9,400 square feet in Piscataway, New Jersey. Under the lease, the Company pays $7,100 per month until expiration of lease in June 2000.

The Company also leases an additional space in Middlesex, NJ. The lease is annually renewable and the monthly rent is $825.


8. Condensed Financial Statements for Regent Electronics Corp.:


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



                   LOTUS PACIFIC, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      SEPTEMBER 30, 1998 (UNAUDITED)



                          STATEMENT OF OPERATIONS
                    For the Quarter ended September 30


                                           1998               1997

Sales                                $2,420,000                -0-
Cost of sales                       (1,198,000)
Interest income                           5,604               $666
Royalty income                                           1,000,000
Operating costs and expenses        (1,051,699)        (1,290,502)

Net Income (Loss )                     $175,905         $(289,835)




                         STATEMENT OF CASH FLOWS
                     For the Quarter ended September 30


Cash flows used
in operating activities            $(1,995,931)       $(3,914,716)

Cash flows used
 in investing activities                                  (38,083)

Cash flows from
 financing activities                 (435,000)          6,436,500

Net increase (decrease) in cash    $(2,430,931)         $2,483,701





ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements as of September 30, 1998 included herein this 10-Q Report.

GENERAL

The Company, through its subsidiary Regent Electronics Corp., designs, engineers, develops, provides and markets Internet related electronics products and services to electronics manufactures, commercial cable TV networks, and general individual customers. Using its Internet research and development capabilities, including the TeleWeb broadcasting system, set-top boxes, WonderTV series products, the Company has also started its on-line service business.

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

In 1998, the Company launched its on-line service business that (a) provide retail services over the Internet to Chinese customers for purchasing a variety of merchandises, and (b) offer information and electronic commerce services. The information and services provided by the Company includes breaking financial news, real-time stock quotes, corporate information as well as consumer entertainment information. The information may be derived either directly from the Internet or from the Company's own sources, which are collected by the Company from individuals, companies, communities, or other organizations who intend to broadcast their information via TeleWeb system. The Company's electronic commerce services consist of advertising sales and initiating business transactions over the Internet, such as home shopping, online stock trading and online utility bill payments.

The Company believes that its targeted market of consumers represents an attractive and rapidly growing segment of the Web commerce industry.

RESULTS OF OPERATIONS

NET REVENUES     For the quarter ended September 30, 1998, sales from the
Company's continuing operations increased to $2.42 million from $1 million for the quarter ended September 30,1997. The increase in revenue in fiscal 1998 was due to the sale of chipsets.

Two Company's products, TeleWeb broadcasting systems and WonderTVs, are marketed to electronics manufactures and commercial cable TV networks. In order to manufacture the Company's products, the manufactures must obtain the dedicated chipsets and the accompanying software. Therefore, the Company sells the chipsets to those companies that assemble and market WonderTV set-top boxes.

During this quarter, the Company deposed of its textile and apparel subsidiary, LPF International Corp. The Company has not generated revenue from its discontinued operations for this quarter, except $100,000 gain of disposal of LPF operation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      Selling, general and
administrative expenses consist primarily of general and administrative expenses, such as travel, selling, communications, employee benefits, management, administrative and office rents. For the quarter ended
September 30, 1998, selling, general and administrative expenses increased 63%, about $272,000, to $707,000 from the corresponding period in 1997. This increase was mostly, about 85%, due to the higher salary expenses and higher consulting fee expenses.

RESEARCH AND DEVELOPMENT    For the quarter ended September 30, 1998, the
Company had R&D expenses of $565,800, compared with $918,000 for the quarter ended September 30, 1997. The decrease in research and development expenses was primarily because (1) less R&D related consulting fee expenses occurred in this fiscal quarter; and (2) major R&D expenses has been spent in the previous quarters.

NET INCOME    Because of higher sales and lower R&D expenses, the Company's net loss from continuing operations decreased from $330,000 for the quarter ended September 30, 1997 to $42,100 for the quarter ended September 30, 1998. The Company has not generated income from its discontinued operations during this fiscal quarter, except $100,000 gain on disposal of its subsidiary. Because of this gain, the Company's net income reached to $50,500 compared to the net loss $330,000 for the corresponding quarter in 1997.

RECENT DEVELOPMENTS

In order to concentrate on its Internet related electronics products and services, the Company entered into a Stock Purchase Agreement on September 30, 1998 with Clarinet Overseas Ltd. Under the Agreement, the Company sold all of its ownership in LPF and Richtime, including all assets and liabilities, to Clarinet Overseas Ltd. for an aggregation consideration of $2,500,000 in cash. See "Item 6. Exhibits and Reports on Form 8-K".

LIQUIDITY AND CAPITAL RESOURCES

The Company ended this fiscal quarter with a cash position of approximately $2.62 million.

During the quarter ended September 30, 1998, the Company used approximately $1.43 million of cash for operations. The Company's accounts payable decreased by more than $1 million during the quarter, and accounts receivable was increased by $1.82 million during this quarter because of new sales and delay in customer payments.

As of September 30, 1998, the Company's working capital was approximately $8.70 million as compared to $6.9 million on June 30, 1998. The higher working capital at September 30, 1998 as compared to June 30, 1998 was primarily the result of higher accounts receivable and lower accounts payable. For the quarter ended September 30, 1998, the Company generated $675,000 of cash from financing activities in this quarter by issuing 90,000 shares of the Company's common stock in private placements, and generated $176,000 cash from disposal of its discontinuing operation. As of September 30, 1998 the Company had 47,499,306 shares of Common Stock with par value $.001 per share and 4,300 shares of Series A Preferred Stock issued and outstanding.

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

(a) Exhibits:  Exhibit 27:         Financial Data Schedule

(b) Reports on Form 8-K

The Company filed a Form 8-K with the Commission on October 14, 1998 regarding the sale of the Company's wholly owned subsidiary LPF International Corp. to Clarinet Overseas Ltd.






                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    LOTUS PACIFIC, INC.


Date:  January 8, 1998              By:   /S/  James Yao
                                   James Yao, Chairman & President



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