Form 10-Q
period 1998-12-31
LOTUS PACIFIC INC
filed 1999-02-23
CIK 789945

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                FORM 10-Q

             (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1998

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

             (1)  Yes  X   No _____   (2)  Yes  X    No _____

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 1999:

                   Class                   Number of Shares

               Common Stock
          Par Value $.001 Per Share           47,499,306





                             LOTUS PACIFIC, INC.

                                  INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of December 31, 1998 (unauduited) and June 30, 1998 (audited)

          Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended December 31, 1998 and 1997

          Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months ended December 31, 1998 and 1997

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


          Signatures






                     LOTUS PACIFIC, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                              December 31, 1998         June 30, 1998
                                (Unaudited)               (Audited)
Current Assets
 Cash                             $894,811                $3,193,127
 Accounts Receivable             9,471,017                 4,979,759
 Notes Receivable                1,808,000                        --
 Inventory                          13,650                        --
 Prepaid Expenses                    9,036                   833,087
 Deposit                            22,175                        --
                                 ---------                 ---------
   Total Currents Assets        12,218,690                 8,933,181

Property and Equipment           1,632,369                 1,631,403
Leasehold Improvement                1,041                    75,612
                                 ---------                ----------
                                 1,633,410                 1,707,015
Less: Accu. Depreciation           512,154                   348,286

Investments                             --                   600,000
Intangible Assets, net of accumulated
 amortization of $541,127        5,000,915                 5,439,523

Total Assets                   $18,340,861               $16,404,225
                               ===========               ===========


                     LIABILITIES AND STOCKHOLDERS EQUITY


Current Liabilities
 Account Payable                $3,935,725                $1,755,654
 Loans Payable                          --                   120,000
 Salaries Payable                   59,995                    63,819
 Payroll Taxes Payable              21,912                    32,234
 Income Taxes Payable                   --                    42,110
                                ----------                ----------
   Total Current Liabilities     4,017,632                 2,013,817

Minority Interest in Equity of
 Consolidated Subsidiary         6,062,483                 6,569,544

Stockholders' Equity
  Preferred Stock, Class A, $.001 par value,
  4,300 shares authorized; 4,300 shares issued
  and outstanding                        4                         4
Common Stock, $.001 par value, 60 million
  shares authorized,47,499,304
  shares issued and outstanding     47,499                    47,387
Stock Warrants                      80,000                    80,000
Additional paid-in capital      11,050,628                10,240,740
Accumulated Deficit            (2,917,385)               (2,547,267)
                              ------------              ------------
Total Stockholders' Equity       8,260,746                 7,820,864
                              ------------              ------------
Total Liabilities &
  Stockholders' Equity         $18,340,861               $16,404,225
                              ============               ===========




   The accompanying notes are an integral part of the financial statements




                      LOTUS PACIFIC, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                         Three Months Ended                  Six Months Ended
                                              Dec. 31                            Dec. 31
                                    ----------------------------    ----------------------------

                                        1998           1997            1998          1997
                                     -----------   -------------     ----------   -----------
Net Revenue
 Product sales                      $6,426,693             --        $8,846,693             --
 Royalty income                        124,125       $800,000           124,125     $1,800,000
                                    ----------     ----------        ----------     ----------
  Total Revenue                      6,550,818        800,000         8,970,818      1,800,000

Cost of  Revenue                     6,029,033             --         7,227,033             --

Gross Profit                           521,785        800,000         1,743,785      1,800,000
                                     ---------     ----------        ----------    -----------
Operating Expenses
 Selling, general and
   administrative                      703,498      1,127,507         1,410,521      2,422,666
 Research and development              483,995        210,105         1,049,738        267,558
                                     ---------     ----------        ----------      ---------
   Total operating expenses          1,187,493      1,337,612         2,460,259      2,690,224

Operating Income (loss)              (665,708)      (537,612)         (716,474)      (890,224)

Other Income (Expenses)
   Interest Income                       4,793          1,426            13,440          1,893

Income from continuing operations
  Before income taxes                (660,915)      (536,186)         (703,034)      (888,331)


Discontinued operations
 Income from operation of LPF, net of tax   --             --                --             --
 Gain on disposal of discontinued LPF       --             --           100,000             --

Net Income before income taxes
 and minority interests              (660,915)      (536,186)         (603,034)      (888,331)

Minority Interest of Income
 Consolidated Subsidiaries            (74,187)       (37,032)          (66,836)       (59,597)

Net Income                           (586,728)      (499,154)         (536,198)      (828,734)
                                     =========      =========         =========      =========
Earnings Per Share
 Basic                                 $(0.01)        $(0.01)           $(0.01)        $(0.02)
                                      ========      =========          ========      =========
 Diluted                               $(0.01)        $(0.01)           $(0.01)        $(0.02)
                                      ========      =========          ========      =========

Weighted Average Shares             47,499,304     46,812,554        47,488,428     44,798,804




   The accompanying notes are an integral part of the financial statements





                      LOTUS PACIFIC, INC. AND SUBSIDIARY
                          STATEMENTS OF CASH FLOWS
                  For the Six Months Ended December 31, 1998
                                (Unaudited)

                                                    1998               1997
                                                 -------------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                         $(536,198)        $(828,911)
                                                   ----------        ----------
 Adjustments to reconcile net income to
  net cash used in operating activities:
 Depreciation & amortization                          333,804           330,333
 Common stock issued for service                      135,000                --
 Changes in assets & liabilities:
  Increase in accounts receivable                 (4,491,258)             (215)
  Decrease in prepaid expenses                        729,084          (22,694)
  Increase in accounts payable                      2,003,815           478,444
  Increase in notes receivable                    (1,808,000)                --
  Increase in inventory                              (13,650)                --
  Increase in minority interest                       498,466            65,906
                                                  -----------          --------
      Total adjustments                           (2,612,739)           851,774

Net cash used in operating activities             (3,148,937)            22,863
                                                  -----------          --------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment                                      --           (2,603)
Sale of equipment                                       1,050                --
Sale of leasehold improvement                          74,571                --
Gain on sale of investment                            100,000                --
                                                    ---------          --------
Net cash provided in investing activities             175,621           (2,603)


CASH FLOW FROM FINANCING ACTIVITIES:
Increase in loan payable                                   --           220,000
Issuance of common stock                              675,000           294,000
Issuance of stock warrants                                 --            80,000
                                                     --------          --------

Net cash provided by financing activities             675,000           594,000
                                                     --------          --------

Net increase (decrease) in cash                   (2,298,316)           614,260

Cash, beginning                                     3,193,127           268,679

Cash, ending                                         $894,811          $882,939
                                                  ===========         =========


Supplemental disclosure of non-cash financing activities:


Issuance of common stock for service                 $135,000



    The accompanying notes are an integral part of the financial statements






                     LOTUS PACIFIC, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998 (UNAUDITED


1.     Description of business:

Lotus Pacific, Inc. (the "Company") is a holding company for Regent Electronics Corp. ("Regent"). The Company, through its subsidiary, designs, engineers, develops, provides and markets the Internet-related electronics products and services to electronics manufactures, commercial cable TV networks, hotels, and general individual customers. Regent also generates its income from granting its technology or licenses to electronic manufactures and commercial cable TV networks. The Company owns 87.3% of Regent's equity interest.

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

The accompanying condensed financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the quarter ended December 31, 1998 are not necessarily indicative of the results to be expected for a full year.

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

Revenue recognition:

The revenue from product sales is recognized after the right of return priviledge has expired; revenue from services rendered is recognized when services have been performed; and revenue from royalty is recognized when the technology (software products) of the Company is delivered. The Company generally allows the sales of products to be returned within 15 business days.



                     LOTUS PACIFIC, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 (UNAUDITED)


Research and Development:

Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge that will be used to develop and improve its Internet access products and services. The Company expenses all such research and development costs as they are incurred.

Income Taxes:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of balance sheet items for financial and income tax reporting. There is no difference between the basis for financial and income reporting.

Earnings (loss) Per Share:

Basic earnings per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilututive potential common shares that were outstanding during the period, such as stock options, warrants and other convertible securities.

2.    Accounts Receivable:

The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of this fiscal quarter. No allowance for doubtful accounts has been provided, since management believes all accounts are collectable.

3.    Discontinued Operations:

On September 30, 1998, the Company sold all of its ownership in LPF International Corp. and Richtime Far East Ltd., including all assets and all liabilities, to Clarinet Overseas Ltd. for an aggregate consideration of $2,500,000.

4.    Income Taxes Provision

For the quarter ended December 31, 1998, no income taxes have been provided since those income taxes liabilities could be offset by the Company's net operating losses (NOLs) incurred in previous years.

5.    Significant customers:

For the quarter ended December 31, 1998, the Company's continuing operation had two customers with billings in excess of 10% of total revenues.



                    LOTUS PACIFIC, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 (UNAUDITED)


6.   Commitments:

The Company leases its principal facilities of total approximately 9,400 square feet in Piscataway, New Jersey. Under the lease, the Company pays $7,100 per month until expiration of lease in June 2000.

The Company also leases an additional space in Middlesex, NJ. The lease is annually renewable and the monthly rent is $825.

7.    Capital Stock:

Common stock - $.001 par value, 60,000,000 shares authorized, 47,499,304 shares issued and outstanding as of December 31, 1998.

Preferred stock - $.001 par value, 100,000 shares authorized, no shares issued and outstanding as of December 31, 1998.

Preferred stock, Class A - $.001 par value, 4,300 shares authorized, 4,300 shares issued and outstanding as of December 31, 1998.

Common stock warrant - 8,000,000 warrants issued and outstanding. Each warrant entitled the holder to purchase one share of the Company's common stock at $3.00 per share. These warrants expire May 5, 2002. As of December 31, 1998, no warrants have been exercised.




ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements as of December 31, 1998 included herein this 10-Q Report.

GENERAL

The Company, through its subsidiary Regent Electronics Corp., designs, engineers, develops, provides and markets Internet related electronics products and services to electronics manufactures, commercial cable TV networks, hotels, as well as general individual customers. Using its Internet research and development capabilities, including the TeleWeb broadcasting system and WonderTV set-top boxes.

The Company has primarily positioned itself as a developer and provider of cable TV-based Internet access related consumer electronics products and services, including hardware and software. The Company also licenses its technologies to electronics manufacturers, commercial cable TV networks or contracts to manufacturers for production.

The Company's products include the TeleWeb System and WonderTV set-top boxes. The TeleWeb system is a WWW broadcasting system that sends Internet contents and selected commercial information through the existing cable TV network subscribers. WonderTV set-top box A9000 can be served either as a terminal on TeleWeb systems, or worked by itself as an Internet access device using a telephone line.

On February 12, 1999, the Company announced that it had signed agreements to acquire US Securities & Futures Corp. ("USSF") and Professional Market Brokerage, Inc. ("PMB"). The acquisitions of USSF and PMB are an important part of the Company's strategy to integrate the Internet solutions with the financial industry, and become an Internet-Wall Street company that combines the Company's own set top box - WonderTV A9000 and the TeleWeb System with online trading services. See "SUBSEQUENT DEVELOPMENT" below for detail.

RESULTS OF OPERATIONS

REVENUES      For the quarter ended December 31, 1998 (the second quarter of the Company's 1999 fiscal year), the Company's revenue from sales and royalty fees increased $5.75 million, or 719%, to $6.55 million from $800,000 in the second quarter of the fiscal 1998. The increase in revenue was mostly due to the sale of chipsets, parts and accessories. On a year to date basis, revenue increased 398% from the prior year to $8.97 million.

Gross profit in the second quarter of fiscal 1999, however, decreased to $521,785 from $800,000 in the comparable quarter of the prior year. This was due to the facts that the share of royalty fee earned in total revenue decreased and the Company reduced its sale price in order to expand its market share.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      Selling, general and
administrative expenses consist primarily of general and administrative expenses, such as travel, selling, communications, employee benefits, management, administrative and office rents. For the quarter ended December 31, 1998, selling, general and administrative expenses decreased $424,000, or 38%, to $703,498 from $1.12 million for the second fiscal quarter of 1998. This decrease was primarily due to the reduction of consulting expenses.

RESEARCH AND DEVELOPMENT     For the quarter ended December 31, 1998, research
and development expenses increased 130% to $483,995, compared with $210,105 for the quarter ended December 31, 1997. For the six months ended December 31, 1998, the R&D expense of the Company was up 290% over the prior year. The big increase in research and development expenses reflects the Company's continuing commitment to the research and development of its Internet-related products and services.

NET INCOME (LOSS)    Even though the Company's operating expenses for the
quarter ended December 31, 1998 was $150,000 lower than its comparable quarter of fiscal 1998, the Company's net loss from operations increased to $586,728 from $499,154 because of cost of revenue. On a year to date basis, net income increased by 35% to $536,198 of loss, compared to $828,734 of loss for the same period of the prior year. For the first half of fiscal 1999, the diluted earning per shares was $0.01 of loss compared to $0.02 of loss in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's liquid assets, consisting of cash and cash equivalents, total $894,811 compared to $3.19 million at June 30, 1998.

Net cash used by operating activities was $3.15 million for the first six months of fiscal 1999 compared with $22,863 of net cash provided by operating activities during the first six months of fiscal 1998. This decrease was largely due to the increases in accounts receivable and notes receivable.
The Company's investing activities provided $175,621 of cash for the six months ended December 31, 1998, primarily due to gain of $100,000 on sale of investment. Cash flow from financing activities was $675,000 in the first six months of fiscal 1999 as compared to $594,000 provided by financing activities for the first six months of fiscal 1998. This increase in financing activities was primarily due to issuing the Company's common stock. As of December 31, 1998 the Company had 47,499,306 shares of Common Stock with par value $.001 per share and 4,300 shares of Class A Preferred Stock issued and outstanding.

The Company currently believes that the anticipated funds from operations and the existing cash and cash equivalents will be sufficient to meet its cash requirements for at least the next twelve months. Although the Company's operating activities may generate cash to cover its operating costs, the Company's continuing operating and investing activities may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

The Company has no long-term debt and has trade credits available from many corporations with each credit line up to $50,000, net 30 days. The Company may raise its capital in the future either from the secondary offerings or from private placements.


SUBSEQUENT DEVELOPMENT

On February 12, 1999, the Company announced that it had signed agreements to acquire US Securities & Futures Corp. ("USSF") of New York, NY and Professional Market Brokerage, Inc. (PMB) of Chicago, IL. Upon completion of the acquisitions, the Registrant will own 100% of both USSF and PMB.

USSF is a full service brokerage firm with its headquarters on Wall Street in New York, NY. With over 15 branches worldwide, USSF offers online securities trading service and other financial and brokerage services to individuals and institutions all around the world (www.ussecurities.com). USSF is registered as a Futures Commission Merchant (FCM), and is a member of the National Association of Securities Dealers (NASD), Securities Investor Protection Corporation (SIPC), and National Futures Association (NFA).

PMB is a Chicago-based financial trading firm that provides online trading service from its advanced Internet-based system (www.pmbinc.com) to self-directed, broker-assisted, individuals, money managers, commodity trading advisers, or introducing brokers. PMB is registered with the Commodity Futures Trading Commission (CFTC) as a Futures Commission Merchant (FCM) and is a member of the National Futures Association (NFA).

The acquisitions of USSF and PMB are an important part of the Company's strategy to integrate the Internet solutions with the financial industry, and become an Internet-Wall Street company that combines the Company's own set-top box - WonderTV A9000 and the TeleWeb System with online financial trading services. The acquisitions allow the Company to: (1) provide its own user-end terminals to its financial trading customers; (2) constantly upgrade its hardware and software based on market conditions and customer needs; and (3) minimize its dependence on other high tech companies to maintain its online trading systems, consequently, lower the probability of trading system breakdown. By combining the Company's technology of new Internet terminal unit, WonderTV A9000, with USSF's extensive customer base and PMB's innovative online trading system, the Company is able to offer investors in stock and futures market a powerful, simple online trading solutions.

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

NEW ACCOUNTING STANDARDS

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities", was issued. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects the impact of SFAS 133 on its future earnings and financial position are not material (see Item. 3 "Quantitative and Qualitative Disclosure about Market Risk").

In April 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", was issued. This SOP provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for financial statements for fiscal years beginning after December 15, 1998, although early adoption is allowed. The adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements. The Company will adopt the provisions of this SOP on July 1, 1999.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", were issued. SFAS No. 130 establishes standards for reporting comprehensive income and its components with the same prominence as other financial statements.
The Company adopted SFAS No. 130 on October 1, 1998; However, the Company does not have any items of comprehensive income in the period presented. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt its requirements in connection with its annual reporting for the year ending June 30, 1999.


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

            None.

Item 3.     Defaults by the Registrants on its Senior Securities

            None.

Item 4.     Submission of Matters to A Vote of Securities Holders

At the Annual Meeting of Shareholders held on December 2, 1998, the following proposal were adopted by a majority margin:

(1) to elect James Yao, David Leung, James Liu, Jeremy Wang, Simon Gu and Gary Huang as member of the Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified; and (2) to ratify Schiffman, Hughes Brown as independent auditors of the Company for the fiscal year ending June 30, 1999.


Item 5.   Other Information

          None


Item 6.  Exhibits and Reports on Form 8-K


  (a) Exhibits

         Exhibit 27:    Financial Data Schedule

  (b) Reports on Form 8-K

         On February 12, 1999, the Company filed a Form 8-K to report the Company's acquisitions of US Securities and Futures Corp. and Professional Market Brokerage, Inc.






                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          LOTUS PACIFIC, INC.


Date:  February 16, 1999                 By:   /S/  James Yao
                                        ---------------------------------
                                         James Yao, Chairman & President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in capacities and on the dates indicated.



Date:  February 16, 1999                 By:  /S/  Gary Huang
                                        -----------------------------------
                                        Gary Huang, Chief Financial Officer