Form 10-K/A
period 1998-06-30
LOTUS PACIFIC INC
filed 1999-04-07
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                             FORM 10-K/A
                           AMENDMEMNT NO. 2

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $160 million as of March 31, 1999, based on the closing sale price on the OTC Bulletin Board reported for such date. Shares of common stock held by each executive officer and director and by each person known by the Company to own 5% of more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 48,533,804 shares at March 31, 1999.




                              LOTUS PACIFIC, INC.
                                 FORM 10-K/A
                        FOR THE YEAR ENDED JUNE 30, 1998

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

Part IV

   Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

              Signatures



Part I

Item 1. BUSINESS

GENERAL

Lotus Pacific, Inc. (the "Company" or "Registrant") is an Internet technology and services company that, through its five subsidiaries, develops and markets Internet-related products and services in the United States and international markets with an emphasis on financial services. Through realizing its Internet -Wall Street Solutions(TRADEMARK) concept, the Company provides new Internet solutions, services, and opportunities for its customers and shareholders. The Company's Common Stock is currently traded on OTC Bulletin Board under the symbol "LPFC".

The Company operates in two segments: (1) the development and marketing of the Internet-related products and services. Its products include TeleWeb systems, TeleWeb/WonderTV set-top boxes, Internet routers, cable modems and cable modem chips; and (2) on-line trading and brokerage services. Regent Electronics Corp, Arescom Inc. and Turbonet Communications are the Company's three subsidiaries engaged in the business of the Internet-related products and services. U.S. Securities & Futures Corp. and Professional Market Brokerage, Inc. are engaged in the business of on-line trading and brokerage services.

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

In June 1997, the Company, through its subsidiary Regent Electronics Corp., acquired Amiga-based multimedia technology and its related assets and rights from Rightiming Electronics Corp. for an aggregate consideration of US $5 million plus 8 million shares of common stock of Regent Electronics Corp. The acquired assets included all Amiga-Commodore's patents, licenses, trademarks, and copyrights to be registered and used in China, Taiwan, Hong Kong, Macao, and the bordering countries between China and the former Soviet Union. Over the past years Regent developed a series of multimedia and multi-functional TV based set-top Internet access devices, including the TeleWeb Broadcasting System, TeleWeb A6000, A6060, A8000, and A9000.

In March 1997, Richtime Far East Ltd., a subsidiary of the Company, started its garment and textile import-export operation in Hong Kong. The Company received customer orders from Europe and North America, and then contracted with garment or textile manufacturers, mainly in China, to fulfill those orders. The finished goods were then shipped overseas. In February 1998, LPF International Corp. ("LPF"), a new wholly owned subsidiary of the Company, was set up to expand the Company's existing textile and apparel business worldwide and place more emphasis on fashion design. LPF is incorporated in the State of Delaware and operated in New York, NY. Richtime Far East Ltd. was then merged into LPF to be an indirect subsidiary of the Company.

In order to concentrate on its Internet-related electronics products and services, the Company entered into a Stock Purchase Agreement on September 30, 1998 with Clarinet Overseas Ltd. to sell all of its ownership in LPF and Richtime, including all assets and liabilities, to Clarinet Overseas Ltd. for an aggregation consideration of $2,500,000 in cash.

On February 12, 1999, the Company signed agreements to acquire US Securities & Futures Corp. ("USSF") of New York, NY and Professional Market Brokerage, Inc. ("PMB") of Chicago, IL. After the acquisitions, the Company owns 100% of both USSF and PMB.

USSF is a full service financial brokerage firm located on Wall Street in New York, NY. With over 15 branches worldwide, USSF offers online securities trading service and other financial and brokerage services to individuals and institutions all around the world. USSF is registered as a Futures Commission Merchant (FCM), and is a member of National Association of Securities Dealers
(NASD) and National Futures Association (NFA).

PMB is a Chicago-based securities brokerage firm that provides Internet-based online trading services to self-directed, broker-assisted, individuals, money managers, Commodity trading advisers, and introducing brokers. PMB is registered with the Commodity Futures Trading Commission (CFTC) as a Futures Commission Merchant (FCM), and is a member of the National Futures Association
(NFA).

The acquisitions of USSF and PMB are an important part of the Company's strategy to integrate the Company's Internet solutions with financial services and become an Internet-Wall Street company that combines the Company's own Internet access devices TeleWeb set-top boxed and TeleWeb System with online trading services. This integration allows the Company to: 1) provide its own end-user set-top boxes to its online trading customers; 2) constantly upgrade and enhance its hardware and software in response to market conditions and customer needs; and 3) minimize its dependence on the third parties to maintain its online trading systems.

On March 16, 1999, the Company entered into an Acquisition Agreement to acquire a majority of equity interest of TurboNet Communications, a San Diego, California corporation ("TurboNet"). Under the terms of the Acquisition Agreement, the Company will issue $80 million of worth of its restricted stock shares in exchange for 81% of TurboNet's equity. The Company also agreed to provide TurboNet with $20 million of cash as working capital. Turbonet agreed that the Registrant's shares issued to Turbonet's shareholders shall be prohibited from being sold, in whole or in part, until Turbonet's annual gross revenue has exceeded $30 million with pretax annual net income of $6 million.

Turbonet designs, develops and markets telecommunications products to cable operators, network service providers, and communications network users, primarily in the United States and Asia. Its primary products include cable modem chipsets, internal and external cable modems and cable modem accessories. Turbonet was incorporated on February 13, 1996 in San Diego, California, and Toshiba Corporation of Japan owns 5.5% of Turbonet's equity.

On March 16, the Company entered into an agreement with Arescom Inc., a Fremont, California corporation ("Arescom"). Under the terms of the agreement, the Company will issue $30 million of worth of its restricted shares to acquire 81% of Arescom's equity. The Company also agreed to provide Arescom with $10 million of cash as working capital. All shareholders of Arescom agreed that all the Company's shares issued to them shall be restrictively held from being sold until the day that Arescom has reached its target of annual sales of $15 million and annual net income before income tax of $3 million.

Arescom designs, manufactures and markets a complete line of high quality inter-networking equipment, primarily routers, for PSTN, ISDN, xDSL and Ethernet environments. It provides users with a broad range of remote access products that integrate voice and data along with Intelligent GUI and 100% remote management tools for easy set-up and network management. Its customers include Internet Service Providers (ISPs), resellers, and system integrators, primarily in North America. Arescom was incorporated in January 1996 in Fremont, California.

The Company's acquisitions of USSF, PMB, Turbonet and Arescom are expected to be completed before the close of the Company's fourth fiscal quarter ending June 30, 1999.

Since June 1997, the Company has invested significant resources in research, product development, and engineering activities for its TeleWeb Broadcasting System and its TeleWeb/WonderTV set-top boxes and other related products. As a result of these R&D activities and the low volume of sales during the initial commercialization of its products, the Company incurred net operating losses during the fiscal year ended June 30, 1998. The Company anticipates that it will continue to make significant expenditures for product development and marketing of its Internet-related products and services in the foreseeable future.

BUSINESS SEGMENTS

Internet-Related Products and Services

The Company's Internet-related products and services segment consists of Regent Electronics Corp. ("Regent"), Turbonet Communications ("Turbonet"), and Arescom, Inc. ("Arescom").

Regent designs, develops, provides and markets the Internet-related products and services to electronics manufacturers, commercial cable-TV networks, hotels, and general individual customers. Regent also generates its income from granting its technology or license to electronic manufacturers and commercial cable TV networks. The Company owns 87.3% of Regent's equity interest.

Turbonet designs, develops and markets telecommunications products to cable operators, network service providers, and communications network users, primarily in the United States and Asia. Its primary products include cable modem chipsets, internal and external cable modems and cable modem accessories.

Arescom designs, manufactures and markets a complete line of high quality inter-networking equipment, primarily routers, for PSTN, ISDN, xDSL and Ethernet environments. It provides users with a broad range of remote access products that integrate voice and data along with Intelligent GUI and 100% remote management tools for easy set-up and network management. Its customers include Internet Service Providers (ISPs), resellers, and system integrators, primarily in North America.

Online Trading and Brokerage Services

The Company's online trading and brokerage services segment consists of U.S. Securities & Futures Corp. and Professional Market Brokerage, Inc.

USSF is a full service financial brokerage firm located on Wall Street in New York, NY. With over 15 branches worldwide, USSF offers online securities trading service and other financial and brokerage services to individuals and institutions all around the world. USSF is registered as a Futures Commission Merchant (FCM), and is a member of National Association of Securities Dealers
(NASD) and National Futures Association (NFA).

PMB is a Chicago-based securities brokerage firm that provides Internet-based online trading services to self-directed, broker-assisted, individuals, money managers, Commodities trading advisers, and introducing brokers. PMB is registered with the Commodity Futures Trading Commission (CFTC) as a Futures Commission Merchant (FCM), and is a member of the National Futures Association
(NFA).

PRIMARY PRODUCTS AND SERVICES

The Company recently entered into several acquisition transactions intended to provide a strong foundation for the Company's future business and to reinforce its position as a leading provider and developer of the Internet-related products and services with an emphasis on financial services. The Company also licenses its technologies to electronics manufacturers, commercial cable TV networks or contracts to manufacturers for production. While the Company does not maintain manufacturing facilities, it has arrangements with several manufacturers in Taiwan and China for the purpose of production. In order to maximize the Company's benefit, the Company does not fix itself with only one or two manufacturers. Instead, based on production quality, cost, and other factors, the Company chooses different manufacturers from time to time.

Teleweb System and TeleWeb/WonderTV Set-Top Boxes

TeleWeb Systems   The TeleWeb system is a WWW broadcasting system that enables cable-TV networks and cable-TV operators to broadcast the Internet contents and their own commercial information and services to all cable TV networks subscribers.

TeleWeb Set-Top Boxes   The Company's TeleWeb set-top boxes are designed either
to be as end-user terminals for its TeleWeb broadcasting system to receive TeleWeb broadcasting information, or be operated as an independent Internet access device for going online via telephone connection. Those TeleWeb set-top boxes are sold at the price range of approximately $250 to $400. The TeleWeb Broadcasting Systems sell at approximately about $12,000.

There are many advantages for consumers and operators to use TeleWeb system and its TeleWeb set-top boxes: (1) ISP independent of Internet access and no phone charges; (2) utilizing existing networks and no new infrastructure investments needed; (3) information access controlled easily by operators or by governments (a very important factor for the Chinese markets and for other Asian countries); and (4) supporting both NTSC and PAL TV systems. In addition to selling to general customers, those TeleWeb set-top boxes can be installed in hotel rooms, business conference rooms, and other public places for hassle -free Internet access.

Supported by its TeleWeb system and TeleWeb set-top boxes, the Company is able to provide TeleWeb System Channels to cable-TV subscribers, such as electronic shopping channel, shopping guide channel, community service channel, home financial channel and online education channel. The Company is currently negotiating with several big government-run cable TV operators in China to install its TeleWeb system and TeleWeb terminals.

The WonderTV set-top box to be marketed in the United States is an Internet access device. It enables users to dial into Internet via regular phone connection. Customers can use their home television as monitor to browse the Internet. The WonderTv has a built-in modem and comes with a remote keyboard and a remote control. Apart from being used in families, the WounderTV can also be valuable service device in hotel rooms, business conference rooms, and even other public places. The WonderTV's unique functionality and easy-to-use attributes open a door for those have little computer experience to go online, trade online and entertain online.

Client Access Products

The Company's client access products include cable modem chipsets, internal and external cable modems and cable data bridges.

Cable Modem Chipsets and Cable Modems    Cable modems provide dial-up access
to the Internet, enterprise local area networks (LANs) and a host of communications services. The Company was first to manufacture cable modem with its own chipsets in the world, and its OEM modem manufactured for Toshiba is the first of two DOCSIS cable modems certified by CableLabs.

Cable Data Bridges   Cable data bridge is a device that offer system operators
to hook a managed network interface from a router or wide area network (WAN) to the broadband CATV network, so that Ethernet traffic can be distributed to the cable modems in end-users' home or offices. The Company has developed a flexible configuration allowing the use of multiple return path channels per downstream channel.

Inter-Networking Routers

Netlinker Routers   Routers are protocol-dependent devices that connect
sub-networks together. The Company offers a variety of backbone and remote routers for small-to-medium-sized businesses to facilitate enterprise internetworking under PSTN, ISDN, xDSL and Ethernet environments. With the router, an unlimited number of Ethernet local area network users can access a Wide Area Network (WAN) via a single ISDN line. The Company's products include ISDN BRI HUB/PBX router (for Japanese market), Ethernet HUB/ISDN /DSU/POTS router, Apex 1100 router (for North American and Korean markets), Apex 1000 and Flash 200 high-speed leased line routers. The Company is the first and only router manufacture that offers five methods of router configuration and management as standard on router products.

Remote Managing Software    Remote managing software is widely used by network
managers and Internet service providers (ISPs) to install, monitor, troubleshoot, and maintain ISDN connections. The Company's Remote Manager supports 16 Connection Profiles providing a flexible array of dial-in and dial-out combinations, caller ID (block) to prevent unwanted solicitors, faxes and errant dial-ins, while checking SPID registration automatically. The Remote Manager's comprehensive diagnostic capabilities allows network managers and ISPs to resolve connectivity conflict problems quickly by using an intuitive GUI interface or command line administration via the telenet or the local console. Because the Company's remote managing software is able to set up client ISDN routers in minutes, rather than three to five hours they were accustomed to, this software is recommend by their clients nationally.

Online Trading and Brokerage Services

The Company provides securities brokerage and related financial services to individuals and institutions all around the world, including self-directed, broker-assisted, individuals, money managers, commodity trading advisers, introducing brokers, and other corporate accounts.

The Company offers both full services and online financial trading, including the purchase and sale of listed and OTC securities, options, futures and commodities. The Company also trade fixed income investments, such as US Treasuries, listed and OTC corporate bonds and municipal bonds. The Company's online investing services include automated order placement, portfolio tracking, real-time market commentary and analysis, and news. Other information services are also available to all investors at the Company to meet their varying investment and financial needs.

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

To address the competitive nature of the business, the Company is constantly seeking innovation to maintain its competitive edge. This includes using newly developed technologies to continuously upgrade its electronic products that our customers require to stay competitive in the future.

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

SIGNIFICANT CUSTOMERS

For the year ended June 30, 1998, the Company had three customers with billings in excess of 10% of the Company's total revenues. Of the total revenue, Shanghai Hong Sheng Development Corp. accounted for $4,840,000 (38.7%), Full Chance China Ltd. $2,749,000 (21.4%), D&T Corp., and
$1,815,000 (14.2%).

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

EMPLOYEES

Upon the consummations of its four newly acquired subsidiaries, the Company will have 250 full-time employees (Currently 47). The Company also employs independent contractors and other temporary employees in its software development programs. None of the Company's employees is represented by a labor union. The Company considers relations with its employee to be excellent.


Item 2. PROPERTIES

The Company's corporate headquarters, including Regent's offices and R&D facility, is located at 200 Centennial Avenue, Piscataway, New Jersey and consist of approximately 9,400 square feet under a lease that expires in June 4, 2002. The other four subsidiaries of the Company are located in San Diego, CA (13,013 SF), Fremont, CA (11,435 SF), New York, NY (14,000 SF) and Chicago, IL (4,595 SF). The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

The following table summarizes the lease agreements held by the Company and its subsidiaries relating to offices and other facilities:

  Location     Lease Term         Commence Date      Expiration Date
------------  -------------      ----------------    ----------------
Piscataway       5 years           June 5, 1997        June 4, 2002
New Jersey

Middlesex        Annual            June 5, 1998        Renewable
New Jersey       Renewable

San Diego        5 years           July 30, 1997       July 31, 2002
California

Fremont          5 years           March 30, 1997      March 31, 2002
California

New York         5 years           January 30, 1995    Jan. 30, 2000
New York

Chicago, IL      5 years           March 1, 1997       Feb. 28, 2002
Illinois

Overseas, Regent Electronics Corp. maintains a technical support and sales office space in Shanghai, China.


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

The following table sets forth the high and low closing prices of the Company's Common Stock as reported on the OTC Bulletin Board from January 1997 through March 31, 1999. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

 Quarter Ended                              High             Low
 -------------------------                --------         -------
 1997
 March 31, 1997 ................           $2.50            $0.13
 June 30, 1997 .................           $4.50            $1.50
 September 30, 1997 ............           $7.00            $2.38
 December 31, 1997 .............           $7.13            $4.87

 1998
 March 31, 1998 ................           $7.50            $5.50
 June 30, 1998 .................           $10.50           $5.88
 September 30, 1998 ............           $11.50           $8.50
 December 31, 1998 .............           $10.31           $7.38

 1999
 March 31, 1999  ...............           $7.44            $6.13


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

RECENT SALES OF UNREGISTERED SECURITIES

The Company believes that the transactions set forth below were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) of the Securities Act. In connection with each of these transactions, the shares were sold to a limited number of institutional and accredited individual investors as defined by Item 501 of Regulation D of the United States Securities and Exchange Commission. All the investors were provided opportunities to get access to all relevant information regarding the Company and they were represented to the Company that they were "sophisticated" investors. They were also represented to the Company that the shares they purchased were for investment purposes only and not with the view of the distribution thereof. Restrictive legends were placed on all the stock certificates issued.

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

On March 4, 1999, pursuant to the Share Purchase and Exchange Agreement, the Company issued 500,000 shares of its common stock to Mr. Stefan Benger, the sole shareholder of Professional Market Brokerage, Inc. as part of the consideration for the Company's acquisition of Professional Market Brokerage, Inc.

On March 15, 1999, the Company entered into an Acquisition Agreement to acquire an equity interest in TurboNet Communications ("TurboNet"), a San Diego, California, corporation. Under the terms of the Acquisition Agreement, the Company will issue $80 million worth of its restricted common stock shares in exchange for 81% of TurboNet's equity. TurboNet's existing shareholders agreed that the shares so issued by the Company are prohibited from being sold, in whole or in part, until TurboNet's annual gross revenue exceeds $30 million with annual pretax net profit of not less than $6 million.

On March 15, 1999, the Company entered into an agreement with Arescom Inc. ("Arescom"), a Fremont, California, corporation, whereby the Company will issue $30 million worth of restricted shares to acquire an 81% equity interest in Arescom. Arescom's existing shareholders agreed not to sell the shares so issued until Arescom's annual gross revenue exceeds $15 million with annual pretax net profit of not less than $3 million.

During the period of July 1, 1997 through March 31, 1999, the Company sold 660,500 shares of the Common Stock to eleven accredited investors for an aggregate consideration of $2,936,750.


Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for each of the five fiscal years in the period ended June 30, 1998, 1997, 1996, 1995 and 1994 have been derived from the consolidated financial statements of the Company, which have been audited by Schiffman Hughes Brown, independent auditors. The selected consolidated financial data should be read in conjunction with the attached consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis or Plan of Operation" appearing in Item 7 of this Form 10-K.



                                                 SELECTED CONSOLIDATED FINANCIAL DATA
                                                  (IN THOUSAND, EXCEPT PER SHARE DATA)
                                          --------------------------------------------------------
                                                           FISCAL YEARS ENDED JUNE 30
                                                                   (AUDITED)
                                          ---------------------------------------------------------
                                                 1998        1997       1996       1995      1994
CONSOLIDATED STATEMENT
OF OPERATIONS DATA:
Revenues ...............................    $  12,800          --         --        --         --
Cost of sales ..........................        7,989          --         --        --         --
                                            ---------     --------    -------  --------   --------
Gross profit ...........................        4,810          --         --        --         --

Operating Expenses
 General and administrative.............        2,827         221         18        17           1
 Research and Development ..............        4,372         104         --        --          --
                                            ----------    --------     -------  --------  ---------
  Total operating expenses .............        7,199         325         18        17           1

Operating Income (loss) ................      (2,389)       (325)       (18)      (17)         (1)
                                            ----------    --------    --------  --------   --------
Other income (expenses), net ...........           34         410         40         3          --

Net income before income taxes
 & minority interest  ..................      (2,355)          85         22         --         --

Income tax benefit (expenses) ..........           81       (124)         --         --         --

Minority interest in loss of
 Consolidated subsidiary ...............          218          82         --         --         --

Net income (loss) ......................    $ (2,057)     $    43     $   22     $  (14)    $  (1)
                                            =========     ========    =======    =======    ======

Net income (loss) per share

   Basic  ..............................     $ (0.05)     $  0.00    $  0.00    $  0.00    $  0.00
   Diluted .............................     $ (0.05)     $  0.00    $  0.00    $  0.00    $  0.00

Weighted average
 shares outstanding ....................       44,421      29,238     26,799     26,860      17,003




                                                        FISCAL YEAR ENDED JUNE 30 (Audited)
                                               ------------------------------------------------
                                                  1998      1997       1996      1995      1994
                                               --------  --------- --------- --------    -------
<S
CONSOLIDATED
BALANCE SHEET DATA:
Cash and cash equivalents ..............      $ 3,193     $  269     $  213     $  221      --
Working capital ........................        6,919        107        213        221      --
Total assets ...........................       16,404      8,221        385        221      --
Long-term obligation ...................           --         --         --         --      --
Total shareholders' equity .............      $ 7,821    $ 5,739     $  385     $  217      --




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Lotus Pacific, Inc. and one of its subsidiaries:
Regent Electronics Corp. for the fiscal years ended June 30, 1998 and 1997.
It should be read in conjunction with the Consolidated Financial Statements of Lotus Pacific, the Notes thereto and other financial information included elsewhere herein. This management's discussion includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance, and the actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business and its results of operations, including the factors discussed below.

The United States Securities and Exchange Commission advised the Company to provide pro forma financial information for its four newly acquired subsidiaries at its Form 10-Q for the quarter ended March 31, 1999. Therefore, the management discussion of financial conditions and operating results for the Company's four newly acquired subsidiaries are not included herewith.

GENERAL

Lotus Pacific, Inc. (the "Company") is an Internet technology and services company that, through its five subsidiaries, develops and markets Internet-related products and services in the United States and international markets with an emphasis on financial services. Through realizing its Internet-Wall Street Solutions(TRADEMARK) concept, the Company provides new Internet solutions, services, and opportunities for its customers and shareholders. The Company's Common Stock is currently traded on OTC Bulletin Board under the symbol "LPFC".

The Company operates in two segments: (1) the development and marketing of the Internet-related products and services. Its products include TeleWeb systems, TeleWeb\WonderTV set-top boxes, Internet routers, cable modems and cable modem chips; and (2) on-line trading and brokerage services. Regent Electronics Corp, Arescom Inc. and Turbonet Communications are three subsidiaries of the Company engaged in the business of the Internet-related products and services. U.S. Securities & Futures Corp. and Professional Market Brokerage, Inc. are engaged in the business of on-line trading and brokerage services.

Results of Operations

FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

REVENUES   During the fiscal 1998, the Company generated its revenue primarily from (1) licensing the rights to its software products to business customers;
(2) resale of chipsets; and (3) sales from its textile and apparel business. The Company's revenues increased to $12.8 million in fiscal 1998 from zero in fiscal 1997. This increase was because (1) the Company generated its revenue mainly through its subsidiaries. The Company's two subsidiaries were not operational until March - April 1997. The Company had no operating revenue in fiscal 1997, except $398,805 of gain on sale of investment; and (2) starting from the fiscal 1998, the Company's product development and marketing strategy fit the market trend, the Company's revenue has increased.

Two Company's products, TeleWeb broadcasting systems and TeleWebs, are marketed to electronics manufactures, commercial cable TV networks, and hotels. In order to manufacture the Company's products, the manufactures must obtain the dedicated chipsets and the accompanying software. Therefore, the Company sells the chipsets to those companies that assemble and market TeleWeb set-top boxes (the chipsets consist of the following chips: GXM 233, 5520&97317, XC9538-VQ44, AD1819 AC-97, CYBERPRO 2010, BootPROM, and MD2200-8D). For the year ended
June 30, 1998, the Company's revenue from resale of chipsets was $6.16 million, about 48% of the Company's total revenue.

For the fiscal 1998, the Company has royalty revenue of 1.8 million, about 14% of the Company's total revenue, which was derived from licensing out its software to manufactures and cable TV networks. The Company is expected to continue to receive royalty payments as long as it continues to market its TeleWebs\WonderTV and TeleWeb System.

The Company's revenue from its textile and apparel business, for the year ended June 30, 1998, was $4.84 million, approximately 38% of the Company's total revenue. For the fiscal 1998, the Company's textile and apparel business generated $90,191 of net income (see Financial Statement Notes 13 for more information).

On September 30, 1998, the Company sold all of its textile and apparel business to Clarinet Overseas Ltd. for an aggregation consideration of $2.5 million in cash in order to concentrate on its Internet-related electronics products and services. Since then, the Company has no more revenue from textile and apparel business.

SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses consist primarily of personnel costs, including all compensation and employee benefits, and support costs including utilities, insurance, travel, communications, office rents, professional fees and all costs associated with a reporting company. General and administrative expenses increased to $2.83 million in fiscal 1998 from $221,074 in fiscal year ended June 30, 1997. The primary reason for the increase was due to the fact that the Company has not fully operated until April 1997. Accordingly, the Company's expenses on office rent, selling, travel, consulting, legal and accounting expenses significantly increased in fiscal 1998.

RESEARCH AND DEVELOPMENT    Research and development expenses consist of the
costs associated with the design and testing of new technologies and products. These costs relate primarily to the costs of materials, personnel, and engineering design consulting fees. For the year ended June 30, 1998, the Company spent $4.37 million in research and development, approximately 60% of the Company's total operating expenses, compared with $103,870, about 32% of the total operating expenses in fiscal 1997. The significant increase in research and development expenses was primarily a result of developing the TeleWeb broadcasting system and setting up electronic commerce services. The Company's software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its internal software development.

NET INCOME (LOSS)   As a result of the factors discussed above, the Company's
operating income decreased from $324,944 of loss in fiscal 1997 to $2.39 million of loss in fiscal 1998. For the year ended June 30, 1998, the Company has net loss of $.05 per diluted share, compared with $0.00 per diluted shares in the prior year.

INCOME TAXES   The Company's losses for fiscal 1998 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.


FISCAL 1997 AS COMPARED TO FISCAL 1996

The Company was not fully active until April 1997. For the fiscal years ended June 30, 1997 and 1996, the Company had no revenue from its operating operations.

REVENUES The Company had non-operating income of $409,991 in fiscal 1997, of which $11,186 was from interest income and $398,805 was from gain on sale of investment, compared with the total non-operating income of $40,100 in fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE   Selling, general and administrative
expenses increased to $221,074 in fiscal 1997 from $17,934 in fiscal 1996. The primary reason for the increase was due to the fact that the Company has not fully operated until April 1997.

RESEARCH AND DEVELOPMENT     The Company began to carry out its product
development activities in June 1997. For the fiscal year ended June 30, 1997, the Company had R&D expenses of $103,870. There were no R&D expenses in fiscal 1996.

NET INCOME (LOSS)   The Company became active in January 1997. For the fiscal
year ended June 30, 1997, the Company had a net income of $43,390 compared to $22,164 in fiscal 1996.

INCOME TAXES    The Company had no income taxes liabilities in fiscal 1997 and 1996 because those income taxes liabilities were offset by the Company's net operating losses (NOLs) incurred in previous years.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the fiscal 1998 with a cash and cash equivalents position of approximately $3.2 million, compared to $268,679 in fiscal 1997.

Since 1997, the Company has financed a portion of its operations and expenditures through the sale of capital stock. On February 8, 1998, Hambrecht & Quist Asia Pacific Ltd. and its affiliate Asia Pacific Growth Fund II, L.P. (collectively "H&Q") invested $6 million to acquire 1,500,000 shares of Preferred Stock of Regent Electronics Corp. H&Q's acquisition represented approximately 5.45% of Regent's equity interest. Pursuant to the agreement, subject to certain conditions, the Regent shares held by H&Q may be converted into Common Shares of the Company after January 1, 2000. During the period of July 1, 1997 through March 31, 1999, the Company sold 660,500 shares of the Common Stock to eleven accredited investors for an aggregate consideration of $2,936,750.

At June 30, 1998, the Company had working capital of $6.92 million (an increase of $6.8 million from $106,924 at June 30, 1997). During the Fiscal 1998, operating activities provided $766,302 of net cash, investing activities used $113,854 of net cash for equipment purchases, and financing activities provided $2.27 million of net cash, primarily from the Company's private placements. Approximately 60% of net cash used in 1998 were spent on the Company's research and development activities.

On March 15, 1999, the Company signed two acquisition agreements to acquire 81% of equity interests of TurboNet Communications, a cable modem developer and manufacturer of San Diego, California, and Arescom Inc., an inter-networking equipment manufacturer of Fremont, California, respectively, by issuing the Company's restricted common stock shares. Under the terms of the acquisition agreements, the Company agreed to provide TurboNet with $20 million of cash as working capital and Arescom Inc. with $10 million of cash as working capital, if such working capital are needed.

The Company has no other material commitments for capital expenditures to date. The Company believes that the anticipated funds from operations and the existing cash and cash equivalents will be sufficient to meet its cash requirements for at least the next twelve months. Although the Company's operating activities may generate cash to cover its operating costs, the Company's continuing operating and investing activities may require the Company to obtain additional sources of financing, either from the secondary offerings or from private placements. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

The Company has no long-term debt and has trade credits available from many corporations with each credit line up to $50,000, net 30 days.

The current Asian economic crisis will have certain impact on the Company's operations and marketing in the future. The Company is mainly concentrating on the Chinese market for its sales of Teleweb Broadcasting Systems and TeleWeb set-top boxes. The Company's operation may be severely affected by the risks of slow economic growth, devaluation of the Chinese currency, and restrictions on transferring foreign currencies. In addition to the Chinese market, the Company has decided to market its Internet-related products and services in the U.S. and European markets to reduce its Asian risk.

In fiscal 1999, the Company, through its subsidiary Regent Electronics Corp., will actively look for business opportunities in China and its bordering countries to manufacture and market its TeleWeb broadcasting system and TeleWeb series products. The Company has been contacting several big TV manufacturers in China seeking a contractor for such purpose. The Company is confident in its market potential based on the continuation of economic growth and the increasing demand for Internet access and multimedia entertainment in China. It is part of the Company's business strategy to use the revenues generated from sales of the TeleWeb system and TeleWeb series products to finance the Company's research and development activities in its new generation of products for multimedia home entertainment.

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

RECENT DEVELOPMENTS

On September 30, 1998, in order to concentrate on its Internet-based electronics products and services, the Company entered into a Stock Purchase Agreement with Clarinet Overseas Ltd. Under the Agreement, the Company sold all of its ownership in LPF and Richtime, including all assets and liabilities, to Clarinet Overseas Ltd. for an aggregation consideration of $2.5 million in cash.

On February 12, 1999, the Company announced that it had signed agreements to acquire US Securities & Futures Corp. ("USSF") of New York, NY and Professional Market Brokerage, Inc. (PMB) of Chicago, IL. Upon completion of the acquisitions, the Company will own 100% of both USSF and PMB. USSF is a full service brokerage firm with its headquarters on Wall Street in New York, NY. With over 15 branches worldwide, USSF offers online securities trading service and other financial and brokerage services to individuals and institutions all around the world. PMB is a Chicago-based financial trading firm that provides online trading service from its advanced Internet-based system to self-directed, broker-assisted, individuals, money managers, commodity trading advisers, or introducing brokers.

The acquisitions of USSF and PMB are an important part of the Company's strategy to integrate the Internet solutions with the financial industry, and become an Internet-Wall Street company that combines the Company's own set top box - TeleWeb A9000 and the TeleWeb System with online financial trading services. The acquisitions allow the Company to provide its own user-end terminals to its securities trading customers, constantly upgrade its hardware and software based on market conditions and customer needs, and to minimize its dependence on the third parties to maintain its online trading systems.

On March 15, 1999, the Company entered into an Acquisition Agreement to acquire a majority of equity interest of TurboNet Communications, a San Diego, California corporation ("TurboNet"). Under the terms of the Acquisition Agreement, the Registrant will issue $80 million of worth of its restricted stock shares in exchange for 81% of TurboNet's equity. The Company also agreed to provide TurboNet with $20 million of cash as working capital. Turbonet agreed that the Registrant's shares issued to Turbonet's shareholders shall be prohibited from being sold, in whole or in part, until Turbonet's annual gross revenue has exceeded $30 million with annual pretax net income of $6 million.

TurboNet Communications is a premier developer of advanced cable modem technologies and products. Its products include DOCSIS compliant cable modem chipsets, TurboPort-MCNS cable network module, MCNS cable data bridges, and internal & external cable modems. TurboNet Communications provides cable modem and infrastructure equipment on OEM basis as well. Toshiba Corporation of Japan is one of the shareholders and partners of TurboNet Communications.

On March 15, the Company entered into an agreement with Arescom Inc., a Fremont, California corporation ("Arescom"). Under the terms of the agreement, the Company will issue $30 million of worth of its restricted shares to acquire 81% of Arescom's equity. The Company also agreed to provide Arescom with $10 million of cash as working capital. All shareholders of Arescom agreed that all the Company's shares issued to them shall be restrictively held from being sold until the day that Arescom has reached its target of annual sales of $15 million and annual pretax net income of $3 million.

Arescom designs, manufactures and markets a complete line of high quality inter-networking router equipment for PSTN, ISDN, xDSL and Ethernet environments. Arescom provides users with a broad range of remote access products that integrate voice and data along with Intelligent GUI and 100% remote management tools for easy set-up and network management. Arescom has established worldwide partners and channels to develop and market its router products for vertical and mass communication markets. Its customers include ISPs, resellers, and system integrators in North America. Arescom's worldwide partners include Telecom Device in Japan, NST in China, EuroBizz in Germany, Viking Telecom in Sweden, Exer Datacom in France, Dakel Information in Spain, PcExpress in Italy, etc.

The Company's acquisitions of USSF, PMB, Turbonet and Arescom are expected to be completed before the close of the Company's fourth fiscal quarter ending June 30, 1999.

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

Although the Company has been considering entering retail channels in the future, all of the Company's sales as to date are wholesales. For the year ended June 30, 1998, the Company had three customers with billings in excess of 10% of the Company's total revenue. The Company does not have written agreements with any of its customers that require the purchase of any minimum quantities of products and, therefore, such customers could reduce or curtail their purchases at any time. As a result, a substantial reduction in orders from existing customers would have a material adverse effect on the Company unless the Company is able to attract orders from new customers, of which there can be no assurance.

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

                        Year ended June 30      1998        1997

  EPS - basic   ........................        $(.05)      $0.00
  EPS - diluted ........................        $(.05)      $0.00


In June 1997, the Financial Accounting Standards Board (FASB) issued two SFASs:
SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As specified by these statements, the Company will apply these statements beginning in fiscal 1999.

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


Part III

Item 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Company's directors, executive officers and their respective ages and positions as of March 31, 1999 are as follows:


              Name               Age     Date Appointed        Position
----------------------------   -------   --------------- ------------------------------
James Yao (1) (2) ..........     45       Jan. 1997     Chairman of the Board & Director
Jeremy Wang (1) (2) ........     44       March 1999    President & Director
John O. Hing ...............     52       March 1999    Chief Finance Officer
Huaya Lu Tung ..............     46       March 1999    Treasurer
David Leung ................     54       Jan. 1997     Vice President & Director
James Liu ..................     44       Jan. 1997     Vice President & Director
Thomas V. White ............     47       March 1999    Vice President
Stefan H. Benger ...........     31       March 1999    Vice President
De-Liang Wang ..............     41       March 1999    Vice President
Richard Ho .................     45       March 1999    Vice President
C. Jeffrey Gull ............     38       March 1999    Vice President
Simon Gu (1) ...............     44       Sept.  1997   Director
Jason Chang (1) ............     45       March 1999    Director
Gary Huang .................     43       Jan. 1997     Secretary & Director
----------------------------------------------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee


The following are biographies of the Company's executive officers and directors for the recent years.

JAMES YAO has been Chairman of the Company's Board of Directors since January 1997. Previously he also served as President of the Company until March 1999. He has over 15 years of business experience in multinational companies as well as new ventures in textile and apparel industry, most recently with Yao Investment Corp. and Lotus International Holdings Corp., where he served as Chairman. Mr. Yao graduated from Miya Gawa University in Tokyo, Japan.

JEREMY H.WANG has been President of the company since March 1999. He was elected as Director in 1997. In the past fifteen years, Mr. Wang has worked for Bell Laboratories and AT&T, and as an independent consultant in the telecommunications industry. He has extensive experiences in the communications system development and product and project management. Mr. Wang has an MS in Engineering from University of Virginia, and an MS in Computer Science from New Jersey Institute of Technology.

JOHN O. HING has been appointed as the Company's Chief Financial Officer since March 1999. After earning his MBA from Harvard University in 1974, Mr. Hing was employed at Merrill Lynch in various capacities of substantial responsibility for 19 years. Most recently he served as CEO of U.S. Securities & Futures Corp. in New York, NY. He was a member of the Board Governor of
New York Mercantile Exchange and a former president of Research Division of the Futures Industry Association.

HUAYA LU TUNG has been the Company's Treasurer since March 1999. Currently she serves as Chairman of U.S. Securities & Futures Corp. Previously she worked for AT&T for six years. Mrs. Tung received her bachelor degree from East Stroudsburg University and MA degree from University of Rochester.

DAVID LEUNG has been a Director and Vice President of the Company since January 1997. Previously he served as General Manager of Shenzhen New Technology Development Co., Ltd. in Shenzhen, China. He is a director of Lotus International Holdings Corp. He was employed as a research fellow with Electronics Research Institute in Guangzhou, China under Academia Sinica from 1984 to 1992. Mr. Leung had BS from Beijing Institute of Technology.

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

THOMAS V. WHITE has been appointed as Vice President of the Company since
March 1999. He has over 20 years of experience in a management and sales enhancing the overall productivity of the full-service brokerage operations. Before joining Lotus Pacific, Mr. White is President of U.S. Securities and Futures Corp. He has been a senior executive at many companies in the financial trading industry. Previously he was senior vice president of American Futures Group and Index Futures Group. Mr. White holds a BA degree in Business Administration and Quantitative Analysis from Bernard Baruch College.

STEFAN H. BENGER has been appointed as vice president of the company since March 1999. Mr. Benger has been the CEO and Chairman of Professional Market Brokerage, Inc. ("PMB") since 1995. Under his leadership, PMB become a leading FCM with a reputation to be one of the most advanced futures trading firms in the global marketplace. Before founding PMB, Mr. Benger was president of WB Werbeagentur Stefan Benger GmbH and trading director at Futures & Options GmbH. Having experience in Europe and the United States, he is very familiar with the international aspects of trading various financial products, exchange and over-the-counter securities. He is a frequent speaker at various industry associations and conferences. His professional expertise is frequently quoted in industry publications.

DE-LIANG WANG has been appointed as Vice President of the Company since March 1999. After receiving his MS degree in Electrical Engineering and Mechanical Engineering from the University of Texas at Austin, Mr. Wang served as a senior hardware engineer at AT&T Bell Laboratories. He has extensive experience in leading major system design projects.

RICHARD HO has been appointed as Vice President of the Company since March 1999. Prior to his joining the company, Mr. Ho was President of Rightming Electronics Corp. He has many years of experience in corporate administration and planning. Mr. Ho received his B.A in International Business in 1986 in China.

C. JEFFREY GULL has been appointed as Vice President of the Company since
March 1999. He began with the company on January 1, 1999. Prior to joining the company, he was the director of Asia Development for Nu Skin International, Inc. Mr. Gull spent over 8 years with Nu Skin working with New Market Development and Operations for their Asia Pacific region. He has also worked in the financial and computer software industries with Dean Witter and Clyde Digital. Mr. Gull has a B.S. in business finance from Brigham Young University.

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

JASON CHANG has been selected as director of the Company since March 1999.
He has many years of experience in corporate management and international trade. He was Deputy General Manager of Minmetals International Trading Co, a Chinese governmental corporation; and had been served as president of Minmetals U.K. Ltd., president of Chi Mei Corporation (USA), and president of Harmony Corp. Mr. Chang served as a board member at several domestic and international corporations.

GARY HUANG has been corporate Secretary of the Company since January 1997. Prior to joining the Company, Mr. Huang served as Senior Accountant/Financial Analyst at Rightiming Electronics Corp. with responsibilities in accounting, financial reporting and treasury functions. He holds an MBA in finance from University of New Haven and an MA in Economics from Yale University.

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

AUDIT COMMITTEE

The Audit Committee acts on behalf of the Board of Directors with respect to the Company's financial statements, record-keeping, auditing practices and matters relating to the Company's independent public accountants, including recommending to the Board of Directors the firm to be engaged as its independent public accountants for the next fiscal year; reviewing with the Company's independent public accountants the scope and results of the audit and any related management letter; consulting with the independent public accountants and management with regard to the Company's accounting methods and adequacy of its internal accounting controls; approving the professional services rendered by the independent public accountants; and reviewing the independence of the independent public accountants. The Audit Committee consists of Messrs. James Yao, Jeremy Wang, Simon Gu and Jason Chang.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of the officers or directors has been involved in any material legal proceedings that occurred within the last five years of any type as described in Section 401(f) of Regulation S-K.


Item 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth information concerning the total compensation of the Company's executive officers for services rendered in all capacities to the Company for the last three fiscal years ended June 30.


                                     SUMMARY COMPENSATION TABLE

                                Annual Compensation                           Long Term Compensation
                       ------------------------------------------    ----------------------------------------
                                                                         Restricted    Securities
Names and Principle                                       Other Annual     Stock       Underlying      LTIP       All Other
  Position               Year     Salary ($)   Bonus ($)  Compensation     Award       Options/SAR    Payouts    Compensation
-------------------    -------   -----------  ---------- -------------- ------------  -------------   ---------- ------------
James Yao .........      1998       68, 000       ---         ---           ---           ---           ---           ---
Chairman                 1997        18,000       ---         ---           ---        180,000          ---           ---
                         1996          ---        ---         ---           ---            ---          ---           ---

Jeremy Wang*.......      1999       120,000       ---         ---           ---        180,000          ---           ---
President                1998           N/A

John O. Hing**.....      1999       120,000       ---         ---           ---           ---           ---           ---
Chief Financial Officer  1998           N/A

James Liu  ........      1998        68,000       ---         ---           ---            ---          ---            ---
Vice President           1997          ---        ---         ---           ---        180,000          ---            ---
                         1996          ---        ---         ---           ---            ---          ---            ---

David Leung .......      1998          ---        ---         ---           ---            ---          ---            ---
Vice President           1997          ---        ---         ---           ---        500,000          ---            ---
                         1996          ---        ---         ---           ---            ---          ---            ---

---------------------------------------------------------


* Mr. Jeremy Wang was appointed in March, 1999. The salary indicated above is his initial annual base salary.

** Mr. John O. Hing was appointed in March, 1999. The salary indicated above is his initial annual base salary.


Each of the options issued above is currently exercisable at an exercise price of $6.00 per share and shall be expired on May 15 and May 30, 2002. As of March 31, 1998, no stock options have been exercised.

There are no reportable transactions between Lotus Pacific, Inc. and Lotus International Holdings Corp., Yao Investment Corp., Rightiming Electronics Corp., Evolving Investments Ltd. other than disclosure as shareholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth certain information known by the Company regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors, and (iii) directors and officers of the Company as a group.


FIVE PERCENT (5%) SHAREHOLDERS

                                         NO. OF SHARES
                                          BENEFICIALLY        PERCENT
 NAME OF BENEFICIAL OWNER                    OWNED            OF CLASS
 -------------------------               ---------------    ------------

 Lotus International Holdings Corp.        8,286,670           13.8%
 308 East Bay Street
 Nassau, Bahamas

 Yao Investment Corp.                      8,000,000           13.4%
 308 East Bay Street
 Nassau, Bahamas

 Rightiming Electronics Corp.              6,000,000           10.0%
 P.O. Box 186
 Piscataweay, NJ 08855-0186

 Evolving Investments Ltd.                 3,100,000           5.2%
 3706 Cricket Circle
 Edison, NJ 08820


The percentages indicated are based on the Company's outstanding Stock Options and Warrants exercisable as of March 31, 1999 and 48,533,804 shares of Common Stock issued and outstanding as of March 31, 1999.

As of March 31, 1999, there were 48,533,804 shares of the Company's Common Stock and 4,300 shares of Series A Preferred Stock issued and outstanding. Each share of Common Stock is entitled to one vote per share.

All issued and outstanding 4,300 shares of Preferred Class A Stock of the Company are owned by Lotus International Holdings Corp.

None of the Company's officers and directors own shares individually, except stock options. See Item 6. "Executive Compensation".

James Yao, Chairman of the Board of the Company and James Liu, Vice President of the Company, are two majority shareholders of Lotus International Holdings Corp., and both of them serves on the Board of that entity.

James Yao owns Yao Investment Corp.; Sunman Lee owns Evolving Investments Ltd., and Robert Wang and John Wang are principal shareholders of Rightiming Electronics Corp.

In addition to the shares of Common Stock and Series A Preferred Stock issued and outstanding, the Company also issued 1,090,000 shares of Stock Option in May 1997 to certain Directors and officers of the Company as part of their compensation. All options are exercisable at $6.00 per share and will be expired in May 2002.

The following table sets forth the certain information known to the Company with respect to beneficial ownership of the Company's Common Stock Option as of March 31, 1999. A total of 1,090,000 shares of Common Stock Options were issued and outstanding as of March 31, 1999.

                BENEFICIAL OWNERS                    NO. OF SHARES
          ----------------------------------        ---------------

           James Yao, Chairman of the Board              180,000

           Jeremy Wang, President & Director             180,000

           David Leung, Vice President & Director        500,000
           James Liu,   Vice President & Director        180,000
           Cheng Wang,  former Director                   50,000


All directors and executive officers
As a group                                             1,090,000


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


ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

On December 2, 1997, Lotus International Holdings Corp., a shareholder of the Company, disposed of the Company's Common Stock shares to its shareholders, affiliate companies and related parties. From this transaction, Yao Investment Corp. received 8 million shares of Common Stock of the Company. James Yao, Chairman of the Company, also serves as President of Yao Investment Corp.


ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)   The following documents are filed as a part of this report:

     1. Financial Statements and Reports of Schiffman Hughes Brown, Independent Auditors

          Report of Schiffman Hughes Brown, Independent Auditors

          Consolidated Balance Sheets as June 30, 1998 and 1997

          Consolidated Statements of Operations - for the Fiscal Years ended June 30, 1998, 1997 and 1996

          Consolidated Statements of Shareholders' Equity - for the Fiscal Years Ended June 30, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows - for the Fiscal Years Ended June 30, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedule

     3.   Exhibits

          3.1 Certificate of Incorporation of the Registrant, as amended (Exhibit 3.1 to General Form for Registration of Securities on Form 10, filed October 27, 1998)

          3.2 Bylaws of the Registrant, as amended (Exhibit 3.2 to General Form for Registration of Securities on Form 10, filed October 27, 1998)

          10.1 Stock Subscription Agreement, dated as of March 18, 1997, between Evernew International Limited and Lotus Pacific, Inc. (Exhibit 10.1 to Amendment No. 1 to General Form for Registration of Securities on Form 10, filed January 7, 1999)

          10.2 Stock Subscription Agreement, dated as of May 5, 1997, between Evolving Investments Ltd. and Lotus Pacific, Inc. (Exhibit 10.2 to Amendment No. 1 to General Form for Registration of Securities on Form 10, filed January 7, 1999)

          10.3 Warrant Purchase Agreement, dated as of May 5, 1997, between Evolving Investments Ltd. and Lotus Pacific, Inc. (Exhibit 10.3 to Amendment No. 1 to General Form for Registration of Securities on Form 10, filed January 7, 1999)

          10.4 Stock Exchange Agreement, dated as of September 18, 1997, between Rightiming Electronics Corp. and Lotus Pacific, Inc. (Exhibit 10.4 to Amendment No. 1 to General Form for Registration of Securities on Form 10, filed January 7, 1999)

          10.5 Stock Subscription Agreement, dated as of December 31, 1997, between Clarinet Overseas Limited and Lotus Pacific, Inc. (Exhibit 10.5 to Amendment No. 1 to General Form for Registration of Securities on Form 10, filed January 7, 1999)

          10.6 Stock Purchase Agreement, dated as of September 30, 1998, between Clarinet Overseas Limited and Lotus Pacific, Inc. (Exhibit 10.6 to Amendment No. 1 to General Form for Registration of Securities on Form 10, filed January 7, 1999)

          10.7 Commission Agreement, dated as of June 8, 1997, between Clarinet Overseas Limited and Lotus Pacific, Inc. (Exhibit
                10.7 to Amendment No. 1 to General Form for Registration of Securities on Form 10, filed January 7, 1999)

          10.8 Commission Agreement, dated as of June 1, 1998, between Clarinet Overseas Limited and Lotus Pacific, Inc. (Exhibit
                10.8 to Amendment No. 1 to General Form for Registration of Securities on Form 10, filed January 7, 1999)

          27.1  Financial Data Schedule

 (b) Reports on form 8-K

     (1) The Registrant filed a Form 8-K as of September 9, 1997, wherein it reported that Mr. Simon Gu was elected as a member of the Board of Directors.

     (2) The Registrant filed a Form 8-K as of September 18, 1997, wherein it reported that the Company issued 6 million shares of common stock to Rightiming Electronics Corp. in exchange for its 6 million shares of common stock of Regent Electronics Corp.

     (3) The Registrant filed a Form 8-K as of March 4, 1998, wherein it reported that H&Q Asia Pacific and Asia Pacific Growth Fund II invested $6 million to acquire 1.5 million shares of preferred stock of Regent Electronics Corp., a subsidiary of the Company.

     (4) The Registrant filed a Form 8-K as of March 6, 1998, wherein it reported that the Company created a new, wholly owned subsidiary, LPF International Corp., in order to control and expand its existing textile business worldwide. Richtime Far East Ltd. became an indirect subsidiary of the Company.

     (5) The Registrant filed a Form 8-K as of October 14, 1998, wherein it reported that the Company sold its wholly owned subsidiary, LPF International Corp., to Clarinet Overseas Ltd.

     (6) The Registrant filed a Form 8-K as of February 12, 1999, wherein it reported that the Company signed agreements to acquire 100% of equity interests of US Securities & Futures Corp. and Professional Market Brokerage, Inc., respectively.

     (7) The Registrant filed a Form 8-K as of March 16, 1999, wherein it reported that the Company signed agreements to acquire 81% of equity interests of TurboNet Communications and Arescom Inc., respectively.

     (8) The Registrant filed a Form 8-K as of March 19, 1999, wherein it reported that the Company appointed additional executive officers and elected a new director.









                             Signatures


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant had duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.



Date: April 6, 1999                  Lotus Pacific, Inc.


                                     By:  /s/  James Yao
                                  --------------------------------------
                                  James Yao, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrants and in capacities and on the dates indicated.


                                     /s/   Jeremy Wang
                                   --------------------------------------
                                   Jeremy Wang, President & Director


                                     /s/  John O. Hing
                                   ---------------------------------------
                                    John O. Hing, Chief Financial Officer


                                     /s/   David Leung
                                   ----------------------------------------
                                    David Leung, Vice President & Director


                                     /s/   James Liu
                                   -----------------------------------------
                                     James Liu, Vice President & Director


                                     /s/ Jason Chang
                                    ----------------------------------------
                                     Jason Chang, Directoir


                                     /s/ Simon Gu
                                    -----------------------------------------
                                     Simon Gu, Director








SCHIFFMAN HUGHES BROWN
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTS



                    INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Lotus Pacific, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Lotus pacific, Inc. and Subsidiaries as of June 30, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lotus Pacific, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended June 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.




/s/

Schffman Hughes Brown
Blue Bell, Pennsylvania
September 4, 1998




         790 PENLLYN PIKE, SUITE 302, BLUE BELL, PENNSYLVANIA 19422
                (215) 646-2000  FAX (215) 646-1937







                    LOTUS PACIFIC, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 1998 AND 1997


                                  ASSETS

                                         1998                      1997

Current Assets
 Cash ..........................    $   3,193,127              $   268,679
 Accounts Receivable ...........        4,979,759                       --
 Prepaid Expenses ..............          760,295                       --
 Advances ......................               --                    2,354
                                     ------------              -----------
   Total current assets                 8,933,181                  271,033

Investments (Note 5) ...........          600,000                  600,000

Property and equipments
 Furniture and office equipment..          90,192                   90,000
 Equipment ......................       1,541,231                1,502,120
 Leasehold improvements .........          75,612                    1,041
                                     ------------              -----------
                                        1,707,015                1,593,161
 Less: accumulated depreciation .         348,286                   26,623
                                     ------------              -----------
                                        1,358,729                1,566,538

Other assets
 Intangible asset, net of
 accumulated amortization of
 $370,477 and $28,480 in 1998
 and 1997, respectively .........       5,439,523                5,781,520
 Deposit ........................          72,792                    1,700
                                     ------------              ------------
                                        5,512,315                5,783,220

Total Assets                         $ 16,404,225              $ 8,220,791
                                     ============              ===========


                        LIABILITY AND STOCKHOLDERS' EQUITY


Current liabilities
 Account payable .................    $ 1,755,654              $    14,946
 Loan Payable (Note 3) ...........        120,000                       --
 Salaries Payable ................         63,819                       --
 Payroll taxes payable ...........         32,234                   25,771
 Income taxes payable (Note 6) ...         42,110                  123,392
                                      ------------             -----------
    Total current liabilities           2,013,817                  164,109

Minority interest in subsidiary ..      6,569,544                2,317,815
  (note 5)

Commitments (Note 11)                          --                       --

Stockholders' equity
 Common stock (Note 8) ............        47,387                   40,737
 Preferred stock, Series A (Note 8)             4                        4
 Common Stock Warrant (Note 8).....        80,000                       --
 Additional paid-in capital .......    10,240,740                6,188,348
 Accumulated deficit...............   (2,547,267)                (490,222)
                                     ------------              -----------
  Total stockholders' equity            7,820,864                5,738,867

Total Liabilities and
  Stockholders' equity             $   16,404,225            $   8,220,791
                                   ==============            =============


  The accompanying notes are an integral part of these financial statements



                        LOTUS PACIFIC, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 1998,1997 AND 1996


                                           1998                1997           1996
Revenues
 Net product sales .................   $ 10,998,875                 --                 --
 Royalty income ....................      1,800,000                 --                 --
                                       ------------       -------------       -----------
  Total gross revenue                     2,798,875                 --                 --

Cost of sales ......................      7,989,318                 --                 --

Gross Profit .......................      4,809,557                 --                 --

Operating expenses
  Selling, general and administrative     2,826,730        $   221,074         $   17,934
  Research and development ..........     4,371,990            103,870                 --
                                       -------------       -------------       ------------
    Total operating expenses              7,198,720            324,944             17,934

Operating Loss ......................   (2,389,163)           (324,944)          (17,934)

Other income (expenses)
 Interest income ....................        33,675              11,186            11,008
 Gain on sale of investment .........            --             398,805                --
 Equity in earnings of
  unconsolidated subsidiary .........            --                  --            29,090
                                       -------------       -------------         ----------
                                             33,675             409,991            40,098
Net income (loss) before income
 taxes and minority interest in
 income of consolidated subsidiaries .  (2,355,488)              85,047            22,164

Income tax benefit (expenses) (Note 6)       80,714           (123,842)                --

Minority interest in loss of
 consolidated subsidiaries............      217,729              82,185                --

Net income (loss) .................... $ (2,057,045)         $   43,390         $  22,164
                                      ==============        ============       ===========

Net income (loss) per share

  Basic ..............................      $  (.05)            $   .00            $  .00
  Diluted ............................      $  (.05)            $   .00            $  .00

Weighted average shares ..............    44,421,334         29,238,081        26,799,387


    The accompanying notes are an integral part of these financial statements





                            LOTUS PACIFIC, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE YEARS ENDED IN JUNE 30, 1998, 1997 AND 1996



                         Common       Preferred        Common                   Additional
                         Shares         Shares         Stock                     Paid-in
                       Outstanding    Outstanding     Warrants      Amount       Capital       Deficit       Total
                     --------------  -------------  ----------- ------------  ------------  ------------  -----------
Balance
 June 30, 1995.....     26,347,054       4,300           --      $  26,351     $  746,433    $  (555,776)  $  217,008

Issuance of
 common stock......        590,000          --           --            590        145,715             --      146,305

Net Income for the
 year Ended
 June 30, 1996.....             --          --           --             --             --             --           --
                        -----------  -------------   ------------  -----------  -----------    ------------  ---------
Balance
 June 30, 1996.....     26,937,054       4,300           --       $  26,941    $  892,148    $  (533,612)  $  385,477

Issuance of
 common stock......     13,800,000          --           --          13,800     5,296,200          --       5,310,000

Net income for
 the year ended
 June 30, 1997.....             --          --           --              --            --           43,390     43,390
                       ------------  --------------  -------------  ------------ ----------    ------------  ---------
Balance
 June 30, 1997.....     40,737,054       4,300           --        $ 40,741   $ 6,188,348      $ (490,222) $5,738,867

Issuance of
 common stock .....        536,000          --           --             536     2,071,464          --       2,072,000

Issuance of
 Common stock
 for services .....        113,750          --           --             114       454,886          --         455,000

Issuance of
 Common Stock
 for purchase
 Of subsidiary.....      6,000,000          --           --           6,000     1,526,042          --       1,532,042

Issuance of Common
 Stock Warrants....             --          --    8,000,000          80,000            --          --          80,000

Net loss for the
 year ended
 June 30, 1998.....             --          --            --              --           --      (2,057,045) (2,057,045)
                       ------------  -----------  -----------     -----------   ----------    ------------ ------------
Balance
 June 30, 1998.....     47,386,804       4,300    8,000,000       $  127,391  $10,240,740     $(2,547,267)  $7,820,864




    The accompanying notes are an integral part of these financial statements




                          LOTUS PACIFIC, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                               1998           1997          1996

Cash flows from operating activities:
 Net income (loss) ................................     $ (2,057,045)      $  43,390    $  22,164
 Adjustments to reconcile income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization ...................           663,660         55,103           --
  Common stock issued for services ................           455,000             --           --
  Gain on sale of investment ......................                --      (398,805)           --
  Equity in earnings of unconsolidated subsidiary..                --             --     (29,090)
 Changes in assets and liabilities:
  Increase in accounts receivable .................       (4,979,759)             --           --
  Increase in prepaid expenses.....................         (760,295)             --           --
  Increase (decrease) in advances..................             2,354        (2,354)           --
  Increase in deposit..............................          (71,092)        (1,700)           --
  Increase in accounts payable.....................         1,740,708         14,946      (4,400)
  Increase in payroll taxes payable................             6,463         25,771           --
  Increase in salaries payable.....................            63,819             --           --
  Increase (decrease) in income tax payable........          (81,282)        123,392           --
  Increase in minority interest in subsidiary......         5,783,771      2,317,815           --
                                                        --------------    -----------    ---------
Net cash provided by (used in) operating activities           766,302      2,177,558     (11,326)

Cash flows from investing activities:
 Purchase of property and equipment................         (113,854)    (1,593,161)           --
 Purchase of intangible asset......................               --     (5,810,000)           --
 Proceeds from sale of investment..................               --         571,200           --
 Acquisition of investment.........................               --       (600,000)           --
                                                        --------------   ------------    ----------
Net cash used in investing activities                       (113,854)    (7,431,961)           --

Cash flows from financing activities:
 Issuance of common stock..........................         2,072,000      5,310,000        3,000
 Issuance of common stock warrants.................            80,000             --           --
 Increase in loans payable.........................           120,000             --           --
                                                        --------------- --------------   -----------
Net cash provided by financing activities                   2,272,000      5,310,000        3,000

Net cash increase (decrease) in cash...............         2,924,448         55,597      (8,326)

Cash, beginning ...................................           268,679        213,082      221,408

Cash, ending ......................................       $ 3,193,127     $  268,679   $  213,082
                                                         =============   ============ ============


Supplemental disclosure of cash flow information:
   Cash paid for taxes ............................            $  500        $  150


Supplemental disclosure of non-cash financing activities:

 Issuance of common stock for services ............        $  455,000             --     $  3,000

 Issuance of common stock for
    purchase of subsidiary ........................       $ 1,532,042


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

2. Summary of significant accounting policies:

Principle of Consolidation:

The accompanying financial statements include the accounts of Lotus Pacific, Inc.; its 87.3% owned subsidiary: Regent Electronics Corp.; and its wholly
owned subsidiary, LPF International Corp.   The 12.7% non-owned portion of
Regent Electronics Corp. appears as minority interest in subsidiary on the balance sheet in accordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.

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


                        LOTUS PACIFIC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 1998, 1997 AND 1996


Revenue recognition:

The revenue from product sales is recognized 15 days after the date of sale in accordance with the Company's policy which generally allows the sold products to be returned within 15 business days; revenue from services rendered is recognized when services have been performed; and revenue from royalty is recognized as fees accrue on sales of technology (software products) by licensee. On some contracts the Company charges a one-time, non-refundable royalty fee which is recognized as revenue on the basis specified in the agreement.

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

Earnings (loss) Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock during the period. Diluted earnings (loss) per share reflect the dilutive effect of an equivalent number of common shares of convertible preferred stock, options and warrants. For the year ended June 30, 1998, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

On June 28, 1996 the Company exchanged its investment in Shanghai Union for
5% of the outstanding common stock of Rightiming Electronics Corp. ("Rightiming"). Rightiming was incorporated on January 4, 1996 to design and manufacture electronic software and other products to be marketed in the Far East. Five percent of Rightiming's stockholder's equity was $268,018 upon the date of acquisition. The Company recorded its investment in Rightiming at the value of its investment in Shanghai Union, on the date of the exchange, $172,395. On May 6, 1997, the Company sold its 5% interest in Rightiming Electronics Corp. for $571,200.

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

Richtime Far East, Ltd.:

In April 1997, the Company acquired 100% of the stock of Richtime Far East, Ltd. (a Hong Kong corporation) for monetary consideration of $600,000. Richtime Far East, Ltd. operations include sales of garments and related goods. The management of Lotus Pacific, Inc. has no operational or managerial control/input upon the operations of Richtime Far East, Ltd., since Richtime Far East, Ltd. has its own management staff to direct the operations of this foreign company. In addition, Lotus Pacific, Inc.'s ability to control Richtime Far East, Ltd. is severely limited by foreign exchange restrictions and controls by the Hong Kong government and thus carries the investment at cost. Richtime Far East, Ltd. is not consolidated with Lotus Pacific, Inc. in accordance with generally accepted accounting principles.

Pertinent financial information for Richtime Far East, Ltd. is as follows:

                                       1998                1997
                                    -----------        ------------

         Current assets             $ 2,247,874         $  780,749
         Fixed assets (net)               2,321              2,527
         Current liabilities          1,467,361            476,167
         Equity                         782,834            307,109
         Sales                        5,699,495          1,990,480
         Gross Profit                   587,095            213,717
         Net Income                  $  475,725         $  177,742
                                    ===========         ==========

6. Income Taxes:

Income taxes for years ended June 30, 1998 and 1997 consisted of the following:

                                      1998                  1997
                                 ------------           ----------
  Current:
     Federal                      $  (61,917)            $  92,120
     State                           (18,797)               31,722
                                  ------------          -----------
                                  $  (80,714)            $ 123,842

 7. Financial Instrument:

Cash accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1998 and June 30, 1997, the uninsured balance was $2.743,480 and $56,199, respectively.

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

10. Stock options:

The Company accounts for stock-based compensation in accordance with SFAS
No. 123, Accounting for Stock-Based Compensation which permits the use of the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and required the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense.

Had compensation cost for the Company's stock options been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:


                                   1998               1997
       Net income (loss):

           As reported         $(2,057,045)        $  43,390
           Pro forma            (2,057,045)        (981,210)


       Net income (loss) per common share:

           As reported            $ (0.05)           $  0.00
           Pro forma              $ (0.05)           $(0.03)

Significant assumptions used to calculate the above fair value of the awards are as follows:

       Risk free interest rates of return              6.00%
       Expected option life                            60 months
       Expected dividends                              $ -0-


11. Commitments:

The Company leases its principal facilities of total approximately 9,400 square feet in Piscataway, New Jersey. Under the lease, the Company pays $7,100 per month until expiration of lease in June 2002. Rent expense for the year ended June 30, 1998 was $85,200.

The Company leases an additional space in Middlesex, NJ. The lease is annually renewable and the monthly rent is $825. Rent expenses for the year ended
June 30, 1998 was $9,900.

Minimum annual rentals for each year subsequent to June 30, 1998 are as follows:

           June 30, 1999                  $  95,100
           June 30, 2000                     85,200
           June 30, 2001                     85,200
           June 30, 2002                     85,200
                                          ----------
                                           $350,700


12. Condensed Financial Statements for Regent Electronics Corp. at June 30, 1998 and 1997:


                               BALANCE SHEET


                                 ASSETS

                                             1998               1997

Current assets................          $  7,232,436        $   205,035
Property and equipment........             1,281,029          1,564,334
Other assets..................             5,461,930          5,783,220
                                        ------------        ------------
                                         $13,975,395        $ 7,552,589
                                        ============        ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities...........          $  2,134,683          $  38,539

Stockholders' deficit:
 Common stock.................                26,000             26,000
 Preferred stock..............                 1,500                 --
 Stock warrants...............                 1,500                 --
 Additional paid-in capital...            13,760,500          7,762,000
 Accumulated deficit..........           (1,948,788)          (273,950)
                                         ------------        -----------
                                          11,840,712          7,514,050

                                       $  13,975,395       $  7,552,589
                                       ==============      =============



                                STATEMENT OF OPERATIONS


Revenue
  Sales.........................        $  6,155,000                 --
  Royalty income................           1,800,000                 --
                                        ------------       -------------
    Total revenue                          7,955,000                 --

Cost of sales.................           (3,408,500)                 --
Operating costs and expenses..           (6,251,873)        $  (276,513)
Interest income...............                30,535               2,563
                                        ------------       --------------
Net Loss                               $ (1,674,838)        $  (273,950)



                               STATEMENT OF CASH FLOWS


Cash flows used in
 operating activities.........        $  (3,914,716)        $  (235,411)

Cash flows used in
 investing activities.........              (38,083)         (7,347,554)

Cash flows from
financing activities..........             6,436,500           7,788,000
                                       -------------        -------------
Net increase in cash                    $  2,483,701         $   205,035



13. Condensed Financial Statements for LPF International Corp. at
    June 30, 1998:

                         BALANCE SHEET


                            ASSETS

Current assets.......................           $  1,435,933
Property and equipment...............                 75,603
Other assets.........................                 50,617
                                                ------------
                                                   1,562,153
                                                 ===========


                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities..................                171,962

Stockholders' deficit:
 Common stock........................              1,300,000
 Retained earnings...................                 90,191
                                                ------------
                                                   1,390,191

                                                $  1,562,153
                                                =============



                   STATEMENT OF OPERATIONS

Sales................................           $  4,843,940
Cost of sales........................            (4,580,823)
Interest income......................                     67
Operating costs and expenses.........              (172,993)
                                                -------------
Net income...........................            $    90,191



                    STATEMENT OF CASH FLOWS


Cash flows used in
  operating activities...............           $   (984,919)

Cash flows used in
  investing activities...............                (75,603)

Cash flows from
  financing activities...............              1,300,000
                                                 ------------
Net increase in cash.................            $   239,578