Form 10-Q
period 1999-03-31
LOTUS PACIFIC INC
filed 1999-06-02
CIK 789945

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                FORM 10-Q

          (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1999

          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 000-24999

                            LOTUS PACIFIC, INC.
           (Exact name of registrant as specified in its charter)

                                Delaware
                          State of Organization)

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

            (1)   Yes   X   No _____   (2)   Yes    X     No _____

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 1999:

                  Class                        Number of Shares

              Common Stock                        63,784,470
         Par Value $.001 Per Share





                             LOTUS PACIFIC, INC.

                                   INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1999 (unauduited) and June 30, 1998 (audited)

         Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended March 31, 1999 and 1998

         Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended March 31, 1999 and 1998

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


Signatures











                    LOTUS PACIFIC, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                                 March 31, 1999   June 30, 1998
                   ASSETS                          (Unaudited)
                                                 ---------------  --------------

Cash & cash equivalent  .....................       $   1,446      $   3,193
Accounts Receivable .........................           8,428          4,980
Notes Receivable ............................           4,000            ---
Inventories (note 5).........................           3,766            ---
Other current assets ........................             188            832
Property and Equipment (including
leasehold improvement ) (note 6) .............          1,727          1,359
Assets of financial business (note 4) ........         47,583            ---
Investments ..................................          1,173            600
Intangible Assets ......... ..................          4,915          5,440
Goodwill of acquired business (note 3)........        104,283            ---
                                                    ----------     ----------
  Total Assets................................      $ 177,509      $  16,404
                                                    ==========     ==========

       LIABILITIES AND STOCKHOLDERS EQUITY


Account Payable ..............................      $   8,433       $  1,756
Loans Payable ................................            ---            120
Other accrued expenses .......................            297            138
Liabilities of financial business (note 4) ...         41,983            ---
                                                    ----------      ---------
                                                       50,713          2,013
Minority interest in equity of
 consolidated subsidiaries ...................          7,177          6,570

Stockholders' Equity
Preferred Stock, Class A, $.001 par value,
4,300 shares authorized; 4,300 shares issued
and outstanding ..............................            ---            ---
Common Stock, $.001 par value, 80 million shares
authorized, 63,784,470 shares issued and
outstanding ..................................             64             47
Stock Warrants ...............................             80             80
Additional paid-in capital ...................        118,765         10,241
Retained earnings ............................            709        (2,547)
                                                     ----------     ----------
  Total Stockholders' Equity .................        119,618          7,821

Total Liabilities &
  Stockholders' Equity .......................     $  177,509     $   16,404
                                                   ===========    ===========



   The accompanying notes are an integral part of the financial statements








                    LOTUS PACIFIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands except share amounts)
                               (Unaudited)


                                               Three Months Ended     Nine Months Ended
                                                   March. 31              March 31
                                              1999        1998         1999        1998
                                             ---------------------    --------------------
Revenues
 Sales revenue ........................    $ 10,184     $ 1,887     $ 19,031    $  1,887
 Royalty income .......................         ---         ---          124       1,800
 Revenue from financial
  Business ............................       4,744         ---        4,744        ----
                                            --------    --------    ---------    --------
    Total revenue .....................      14,928       1,887       23,999       3,687

Cost and Expenses
 Cost of goods sold ...................       9,514       1,803       16,741       1,803
 Cost of financial services sold ......       3,725         ---        3,725         ---
 Selling, general & admin..............       1,899         702        2,975       2,964
 Depreciation & amortization...........         168         165          502         325
 Research & Development ...............         364       1,748        1,413       2,015
                                            --------    --------     --------    --------
    Total cost and expenses............      15,668       4,418       25,356       7,107

Operating Loss ........................       (740)     (2,531)      (1,457)     (3,421)

Other income (Expenses)
 Interest Income ......................           1          10           14          12

Income from continuing
  Operations ..........................       (739)     (2,521)      (1,443)     (3,409)
                                            --------   ---------    ---------    --------
Discontinued operations
 Gain on disposal of discontinued LPF..         ---         ---          100         ---

Net Income before income taxes
 and minority interests ...............       (739)     (2,521)      (1,343)     (3,409)

Income tax benefit ....................         18          ---           18         ---

Minority interest of income
 Consolidated Subsidiaries.............         (5)       (296)         (72)       (356)

Net income (loss)......................       (717)     (2,224)      (1,253)     (3,053)
                                             ======     =======      =======     =======

Earnings Per Share
  Basic ...............................     $(0.01)     $(0.05)      $(0.03)     $(0.07)
  Diluted .............................     $(0.01)     $(0.05)      $(0.03)     $(0.07)

Weighted Average Shares................      47,499      47,016       48,034      46,829



       The accompanying notes are an integral part of the financial statements






                    LOTUS PACIFIC, INC. AND SUBSIDIARIES
                         STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                               (Unaudited)

                                                      Nine Months Ended March 31

                                                           1999           1998
                                                       ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income .......................................     $ (1,253)       $ (3,053)
Adjustments to reconcile net income to
 net cash used in operating activities
 Depreciation & amortization .....................           502             325
 Common stock issued for service .................           135             ---
 Minority interest ...............................         2,419           1,220
Changes in assets & liabilities:
 Increase in accounts receivable..................       (2,875)         (3,296)
 Increase in notes receivable ....................       (4,000)             ---
 Increase in inventories .........................       (3,766)           (599)
 Increase in accounts payable ....................         6,837           1,839
                                                        ---------        --------
Net cash used in operating activities ............       (2,001)         (3,565)


CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of equipment ...........................           ---             (7)
 Proceeds from sale of investment ................         2,500             ---
 Business acquisitions............................       (2,990)             ---
                                                        ---------        ---------
Net cash used in investing activities.............         (490)             (7)


CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from loan payable ......................           ---             120
 Payment of loan payable .........................         (120)             ---
 Issuance of common stock ........................           865           2,072
 Issuance of preferred stock .....................           ---           6,000
 Issuance of warrants ............................           ---               2
                                                         ---------        --------
Net cash provided by financing activities.........           745           8,194

Net increase (decrease) in cash ..................       (1,747)           4,622

Cash, beginning ..................................         3,193             269

Cash, ending .....................................      $  1,446         $ 4,890
                                                        =========        ========


Supplemental disclosure of non-cash financing activities:

Issuance of common stock for service .............      $    135
Issuance of common stock
 for business acquisitions........................      $ 17,063



      The accompanying notes are an integral part of the financial statements






                      LOTUS PACIFIC, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999 (UNAUDITED)


NOTE 1   General

Lotus Pacific, Inc. (the "Company") is an Internet technology and services company that, through its five subsidiaries, develops and markets Internet-related products and services in the United States and international markets.

The Company operates in two segments: (1) the development and marketing of the Internet-related products and services. Its products include TeleWeb systems, TeleWeb set-top boxes, WebTV set-top boxes, Internet routers, cable modems and cable modem chips; and (2) on-line trading and brokerage services. Regent Electronics Corp., TurboNet Communications, Arescom Inc are the Company's three subsidiaries that engaged in the business of the Internet-related products and services. U.S. Securities & Futures Corp., and Professional Market Brokerage, Inc. are engaged in the business of online trading and brokerage services.


NOTE  2        Basis of Presentation

The accompanying condensed quarterly financial statements represent the consolidation of Lotus Pacific, Inc. and all companies that it directly controls through majority ownership. Those financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K/A filed on April 6, 1999 for the year ended June 30, 1998.

The condensed consolidated quarterly financial statements are unaudited. Those statements include all adjustments (consisting of normal accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

The accompanying financial statements include the accounts of Lotus Pacific, Inc. and its five subsidiaries: 87.3% owned Regent Electronics Corp., 81% owned TurboNet Communications, 81% owned Arescom Inc., 100% owned US Securities & Futures Corp, and its wholly owned Professional Market Brokerage, Inc. The non-owned portions of the Company's subsidiaries appear as minority interest in subsidiaries on the balance sheet in accordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.


                    LOTUS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 (CONTINUED)


NOTE 3 Business Acquisitions

On February 25, 1999 and March 1, 1999, the previously announced acquisition of Professional Market Brokerage, Inc. (PMB) of Chicago, IL., and US Securities & Futures Corp. ("USSF") of New York, NY were completed, respectively. After those acquisitions, the company owns 100% of both USSF and PMB. Owners of USSF shares received acquisition consideration of approximately $6.03 million, consisting of $2.5 million in cash and the remainder in stock (500,000 shares at the closing price of $7.0625/share). The shareholder of PMB received acquisition consideration of approximately $3.77 million, consisting of $240,000 in cash and $3.53 million in stock (500,000 shares based on the closing price of $7.0625/share).

USSF is a full service brokerage firm with its headquarters on Wall Street in New York, NY. With over 15 branches worldwide, USSF, registered with the Commodity Futures Trading Commission (CFTC) as a Futures Commission Merchant
(FCM), offers online securities trading services and other financial and brokerage services to individuals and institutions all around the world.

PMB is a Chicago-based financial trading firm that provides online trading services from its advanced Internet-based system to self-directed, broker-assisted, individuals, money managers, commodity trading advisers, or introducing brokers. PMB is also registered as a FCM.

The acquisitions of USSF and PMB were accounted for as pooling of interests.

On March 16, 1999, the Company announced that it had signed acquisition agreements with TurboNet Communications ("TurboNet") and Arescom Inc. ("Arescom") to acquire their 81% of equity interests, respectively. On March 31, 1999, the acquisitions were consummated.

Under the terms of the agreement with TurboNet, shareholders of TurboNet received total consideration of $80 million in stock (11,091,393 shares based on the closing price of $7.2128 per share). Pursuant to the agreement, the shares so issued were prohibited from being sold until TurboNet's annual gross revenue exceeds $30 million with a before-tax annual net profit of not less than $6 million.

Under the terms of the agreement with Arescom, shareholders of Arescom received total consideration of $30 million in stock (4,159,273 shares based on the closing price of $7.2128 per share). Pursuant to the agreement, the shares so issued may not be sold until Arescom's annual gross revenue exceeds $15 million with a before-tax annual net profit of not less than $3 million.

TurboNet, a San Diego, California, corporation, is a premier developer of advanced cable modem technologies and products, including DOCSIS compliant cable modem chipsets, TurboPort-MCNS cable network module, MCNS cable data bridge, and internal and external cable modems. TurboNet also provides cable modems and infrastructure on an OEM basis. Toshiba Corporation of Japan is one of TurboNet's shareholders and partners.


                      LOTUS PACIFIC, INC. AND SUBSIDIARIES
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 (CONTINUED)


Arescom, a Fremont, California, corporation, designs, manufactures and markets a complete line of inter-networking router equipment for PSTN, ISDN, xDSL and Ethernet environments. It provides users with a broad range of remote access products that integrate voice and data along with Intelligent GUI and 100% remote management tools for easy set-up and network management. Arescom has established partners and channels throughout the world to develop and market its router products for vertical and mass communication markets. Its customers include ISPs, re-sellers and system integrators in North America. Arescom's worldwide partners include Telecom Device of Japan, NST of China, EuroBizz of Germany, Viking Telecom of Sweden, Exer Datacom of France, Dakel Information of Spain, and PcExpress of Italy.

The purchase method was used to account for each of acquisitions of TurboNet and Arescom. The excess of the purchase prices over the fair values of net assets acquired were recorded as goodwill of acquired businesses and is being amortized ratably over forty years. Since the acquisitions were consummated on March 31, 1999, the last day for the quarter ended March 31, 1999, no goodwill had been amortized in this period.

For the quarter ended March 31, 1999, the Company's results of operations included the results of USSF and PMB beginning on January 1, 1999. The results of operations of TurboNet and Arescom were not included.


NOTE 4     Financial Business

Assets and liabilities of Lotus Pacific's financial business as of March 31, 1999 are summarized below (in thousands).

   Assets
   Cash and cash equivalent ..................        $  1,031
   Receivables ...............................           2,972
   Short-term investments ....................          11,759
   Segregated funds ..........................          31,046
   Other assets ..............................             775
                                                     ----------
                                                      $ 47,583

   Liabilities
   Commission payables .......................        $  3,401
   Payable to customers ......................          37,460
   Other payables ............................             412
   Long-term liabilities .....................             710
                                                     ----------
                                                      $ 41,983



                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1999 (CONTINUED)


The results of operations of the Company's financial business for the quarter ended March 31, 1999 are summarized below (in thousands).

   Revenues
    Commissions ..............................        $  4,880
    Trading profit (loss) ....................           (612)
    Other ....................................             476
                                                      ---------
      Total revenue...........................           4,744

   Cost and expenses
    Commissions ..............................           3,725
    General and admin.........................           1,571
                                                     ----------
      Total cost and expenses.................           5,296

   Income (loss) before income taxes .........           (552)


   Income taxes (benefit) ....................            (18)

   Net income (loss) .........................           (534)
                                                      =========


NOTE 5  Inventories

As of March 31, 1999, inventories consisted of the following:


   (Dollars in thousands)

   Raw materials  ............................        $  1,879
   Work in process ...........................           1,331
   Finished goods ............................             556
                                                   ------------
                                                         3,766



                      LOTUS PACIFIC, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999 (CONTINUED)


NOTE 6 Property and Equipment

Property and equipment was comprised of the following:

                                                          At
                                               ---------------------------
  (Dollars in thousands)                          3/31/99       6/30/98
                                               ------------   ------------

  Furniture and office equipment ........      $     342        $    90
  R&D equipment .........................          1,978          1,541
  Leasehold improvements ................              1             76
                                               ------------   -----------
                                                   2,321          1,707
  Less: accumulated depreciation .........           594            348
                                               ------------   ------------
                                                $  1,727         $ 1,359


NOTE 5     Discontinued Operations

On September 30, 1998, the Company sold all of its ownership in LPF International Corp. and Richtime Far East Ltd., including all assets and all liabilities, to Clarinet Overseas Ltd. for an aggregate consideration of $2,500,000. The Company had $100,000 of capital gains.


NOTE 6     Capital Stock

The following table summarized the Company's common stock activity during the first nine months of fiscal 1999:

                                                     Common Stock
                                            (100,000,000 shares authorized)
                                           --------------------------------
                                               Issued         Outstanding
                                           -------------   ----------------

Balance at June 31, 1998 ................   47,386,804          47,387,644
Common stock issued in connection
 With acquisitions of business...........   16,250,666          16,250,666
Common stock issued in private
 Placements .............................      124,500             124,500
Common stock issued for services ........       22,500              22,500
                                            -------------    ---------------
Balance at March 31, 1999 ...............   63,784,470          63,784,470



                      LOTUS PACIFIC, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (CONTINUED)


Common stock - $.001 par value, 100,000,000 shares authorized, 63,784,470 shares issued and outstanding as of March 31, 1999.

Preferred stock - $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 1999.

Preferred stock, Class A - $.001 par value, 4,300 shares authorized, 4,300 shares issued and outstanding as of March 31, 1999.

Common stock warrant - 8,000,000 warrants issued and outstanding. Each warrant entitled the holder to purchase one share of the Company's common stock at $3.00 per share. These warrants expire May 5, 2002. As of March 31, 1999, no warrants have been exercised.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements as of March 31, 1999 included herein this 10-Q Report.

GENERAL

Lotus Pacific is an Internet technology and services company that, through its five subsidiaries, develops and markets Internet-related products and services in the United States and international markets.

The Company currently operates in two segments: (1) the development and marketing of the Internet-related products and services. Its products include TeleWeb systems, TeleWeb set-top boxes, WebTV set-top boxes, Internet routers, cable modems and cable modem chips; and (2) on-line trading and brokerage services. Regent Electronics Corp., TurboNet Communications, and Arescom Inc. are the Company's three subsidiaries engaged in the business of the Internet-related products and services. U.S. Securities & Futures Corp., and Professional Market Brokerage, Inc. are engaged in the business of online trading and brokerage services.

On February 25, 1999 and March 1, 1999, the previously announced acquisition of Professional Market Brokerage, Inc. (PMB) of Chicago, IL., and US Securities & Futures Corp. ("USSF") of New York, NY were completed, respectively. After those acquisitions, the company owns 100% of both USSF and PMB.

USSF is a full service brokerage firm with its headquarters on Wall Street in New York, NY. With over 15 branches worldwide, USSF, registered with the Commodity Futures Trading Commission (CFTC) as a Futures Commission Merchant
(FCM), offers online securities trading service and other financial and brokerage services to individuals and institutions all around the world.

PMB is a Chicago-based financial trading firm that provides online trading services from its advanced Internet-based system to self-directed, broker-assisted, individuals, money managers, commodity trading advisers, or introducing brokers. PMB is also registered as a FCM.

On March 16, 1999, the Company announced that it had signed acquisition agreements with TurboNet Communications ("TurboNet") and Arescom Inc. ("Arescom") to acquire their 81% of equity interests, respectively. On March 31, 1999, the acquisitions were consummated.

TurboNet, a San Diego, CA based premier developer of advanced cable modem technologies and products, including DOCSIS compliant cable modem chipsets, TurboPort-MCNS cable network module, MCNS cable data bridge, and internal and external cable modems. TurboNet also provides cable modems and infrastructure on an OEM basis. Toshiba Corporation of Japan is one of TurboNet's shareholders and partners.

Arescom, a Fremont, California, corporation, designs, manufactures and markets a complete line of inter-networking router equipment for PSTN, ISDN, xDSL and Ethernet environments. It provides users with a broad range of remote access products that integrate voice and data along with Intelligent GUI and 100% remote management tools for easy set-up and network management. Arescom has established partners and channels throughout the world to develop and market its router products for vertical and mass communication markets. Its customers include ISPs, re-sellers and system integrators in North America. Arescom's worldwide partners include Telecom Device of Japan, NST of China, EuroBizz of Germany, Viking Telecom of Sweden, Exer Datacom of France, Dakel Information of Spain, and PcExpress of Italy.

The purchase method was used to account for each of acquisitions of TurboNet and Arescom. The excess of the purchase prices over the fair values of net assets acquired were recorded as goodwill of acquired businesses and is being amortized ratably over forty years. Since the acquisitions were consummated on March 31, 1999, the last day for the quarter ended March 31, 1999, no goodwill had been amortized in this period.

For the quarter ended March 31, 1999, the Company's results of operations included the results of Regent, USSF and PMB. The results of operations of TurboNet and Arescom were not included.

RESULTS OF OPERATIONS

For the quarter ended March 31, 1999, the Company's results of operations included the results of Regent, USSF and PMB. The results of operations of TurboNet and Arescom were not included, since the Company's acquisitions of TurboNet and Arescom were consummated on the last day of this quarter, and those acquisitions were accounted for purchase methods.

REVENUES
For the quarter ended March 31, 1999, the Company's revenue increased 690% to $14.9 million, compared with $1.89 million in the quarter ended March 31, 1998. Of the total revenues for the quarter ended March 31, 1999, $10.2 million, approximately 68% of the total revenue, was derived from Regent Electronics Corp., mostly due to its sale of newly released WonderTV set-top boxes. For the quarter ended March 31, 1999, the Company's two financial subsidiaries, US Securities and Futures Corp. and Professional Market Brokerage, Inc. contributed $4.7 million, about 32%, of revenue to the Company. On a year to date basis, the Company's revenue increased 550% to $24.0 million from $3.69 million of the prior year.

During this quarter, the Company also acquired 81% of equity interest of Turbonet Communications and Arescom Inc., respectively. Those acquisitions were accounted for purchase method. Because the transactions were consummated on the last day of the quarter, March 31, 1999, their results of operations were not consolidated in the Company's statements of operations for the quarter ended March 31, 1999.

COST OF REVENUES
Cost of revenues consists mainly of purchases and commissions paid to brokers and clearing firms. For the quarter ended March 31, 1999, the Company's cost of revenues increased to $13.24 million, compared with $1.8 million in the prior year. This increase was primarily because of significantly increased business activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consist primarily of general and administrative expenses, such as travel, selling, communications, employee benefits, management, administrative and office rents. For the quarter ended March 31, 1999, selling, general and administrative expenses increased $1.20 million, or 70%, to $1.90 million from $0.7 million in the prior year. The increase was primarily because of the expenses incurred in the Company's newly acquired financial business.

RESEARCH AND DEVELOPMENT
For the quarter ended March 31, 1999, research and development expenses decreased to $364,000, compared with $1.75 million for the quarter ended March 31, 1998. For the nine months ended March 31, 1999, the R&D expense of the Company decreased 30% to $1.41 million over the same period of the prior year. The decrease in research and development expenses was primarily due to reducing outsourcing consulting expenses.

NET INCOME (LOSS)
For the quarter ended March 31, the Company had net loss of $717,000, compared with $$2.22 million of net loss for the same period of the prior year. The decrease in net loss was mainly due to the fact that, compared to the prior year, revenues increased 700%, and cost and expenses increased 255%. On a year to date basis, net loss decreased to $1.25 million of loss from $3.05 million of loss for the same period of the prior year. For the first nine months of fiscal 1999, the Company's diluted earning per shares was $0.03 of loss compared with $0.07 of loss for the same period of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's liquid assets, consisting of cash and cash equivalents, total $1.45 million, compared with $3.19 million at June 30, 1998. The decrease was primarily a result of cash flow used in operating activities, payment of loan and business acquisitions.

Net cash used by operating activities was $2.0 million for the first nine months of fiscal 1999 compared with $3.6 million for the first nine months of fiscal 1998. For the first nine months ended March 31, 1999, the Company's accounts receivable, notes receivable and inventories increased approximately $6.7 million, and accounts payable increased by $5 million, compared to the corresponding numbers of the prior year. The Company's investing activities used $490,000 of cash for the first nine months ended March 31, 1999, which included $2.5 million used in acquisition of USSF and $240,000 in PMB. At the same time, there was $2.5 million of cash provided from the sale of the Company's LPF International business. Cash provided from financing activities was $744,750 in the first nine months of fiscal 1999 as compared with $7.26 million for the same period of the prior year. For the nine months ended March 31, 1999, the Company issued 124,500 shares of its common stock for $864,750 of cash in private placements.

The Company has no long-term debt and has trade credits available from many corporations with each credit line up to $50,000, net 30 days. As to date, the Company has no material commitment for capital expenditures. The Company believes that the anticipated funds from operations and the existing cash and cash equivalents will be sufficient to meet its cash requirements for at least the next twelve months. Although the Company's operating activities may generate cash to cover its operating costs, the Company's continuing operating and investing activities may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

The Company has not paid cash dividends on its common stock and on its Class A preferred stock.

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


PART II  OTHER INFORMATION


Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities and Use of Proceeds

During the quarter, the Company issued an aggregate of 16,250,666 of its common shares purchase to four acquisition agreements in exchange for:

 (1) 100% of the outstanding capital shares of U.S. Securities & Futures Corp. (500,000 shares issued);

 (2) 100% of the outstanding capital shares of Professional Market Brokerage, Inc. (500,000 shares issued);

 (3) 81% of the outstanding capital shares of TurboNet Communications (11,091,393 shares issued); and

 (4) 81% of the outstanding capital shares of Arescom Inc (4,159,273 shares issued).

Pursuant to the agreement with the shareholders of TurboNet Communication, the shares so issued were prohibited from being sold until TurboNet's annual gross revenue exceeds $30 million with a before-tax annual net profit of not less than $6 million.

Pursuant to the agreement with the shareholders of Arescom Inc, the shares so issued may not be sold until Arescom's annual gross revenue exceeds $15 million with a before-tax annual net profit of not less than $3 million.

Pursuant to the shareholder of agreement with Professional Market Brokerage, Inc. the shares so issued shall maintain a holding period of three years.


Item 3.   Defaults by the Registrants on its Senior Securities

          None.

Item 4.   Submission of Matters to A Vote of Securities Holders

          None

Item 5.   Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27:  Financial Data Schedule

         (b)  Reports on Form 8-K

  On February 12, 1999, the Company filed a Form 8-K to report the Company's acquisitions of US Securities and Futures Corp. and Professional Market Brokerage, Inc.

  On March 16, 1999, the Company filed a Form 8-K to report the Company's acquisitions of 81% of equity interests of TurboNet Communications and Arescom Inc. in two stock transactions, respectively.

  On March 19, 1999, the Company filed a Form 8-K to report to appoint new senior officers and a new independent director.

  On April 6, 1999, the Company filed a Form 8-K/A to amend its previously report that filed on October 14, 1998.

  On April 23, 1999, the Company filed a Form 8-K to report to appoint new senior officers and board members.




                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       LOTUS PACIFIC, INC.


Date:  May 28, 1999                   By:   /S/  Jeremy Wang
                                      ------------------------------
                                      Jeremy Wang, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in capacities and on the dates indicated.



Date:    May 28, 1999                  By:  /S/  John O. Hing
                                      -------------------------------------
                                      John O. Hing, Chief Financial Officer