Form 10-Q/A
period 1999-03-31
LOTUS PACIFIC INC
filed 1999-06-18
CIK 789945

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
              Par Value $.001 Per Share





                             LOTUS PACIFIC, INC.

                                  INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

   (1) Condensed Consolidated Balance Sheets as of March 31, 1999 (unauduited) and June 30, 1998

   (2) Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended March 31, 1999 and 1998

   (3) Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended March 31, 1999 and 1998

   (4)  Notes to Condensed Consolidated Financial Statements

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

Signatures








                      LOTUS PACIFIC, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                          (Dollars in thousands)




                                                  March 31, 1999    June 30, 1998
                                                -----------------  ----------------
                  ASSETS
Cash & cash equivalent  ....................     $    1,446         $    3,263
Accounts Receivable ........................          8,428              7,158
Notes Receivable ...........................          4,000                ---
Inventories (note 6)........................          3,766                ---
Other current assets .......................            187                833
Property and Equipment (including
Leasehold improvement) (note 7) ............          1,727              1,361
Assets of financial business (note 5) ......         47,583                ---
Investments ................................          1,172                ---
Intangible Assets, net... ..................          4,915              5,440
Goodwill of acquired business (note 4)......        135,768             27,400
                                                  ---------          ----------
   Total Assets ............................      $ 208,990          $  45,455
                                                  =========          ==========

LIABILITIES AND STOCKHOLDERS EQUITY


Accounts Payable ...........................      $   8,433          $   2,752
Refundable deposit..........................            ---                120
Other accrued expenses .....................            297                139
                                                 ----------           ---------
                                                      8,730              3,011

Liabilities of financial business (note 5) ..        41,983                ---

Minority interest in equity of
 consolidated subsidiaries .................          7,177              6,569

Stockholders' Equity
 Preferred Stock, Class A, $.001 par value,
 4,300 shares authorized; 4,300 shares issued
 and outstanding ...........................            ---                ---
Common Stock, $.001 par value, 100 million
 shares authorized, 63,784,470 shares issued
 and outstanding ...........................             64                 47
Stock Warrants .............................             80                 80
Additional paid-in capital .................        154,560             38,709
Accumulated deficit ........................         (3,604)           (2,961)
                                                ------------       ------------
  Total Stockholders' Equity ...............        151,100             35,875

Total Liabilities &
 Stockholders' Equity ......................     $  208,990         $   45,455
                                                ============        ===========


The accompanying notes are an integral part of the financial statements






                           LOTUS PACIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Dollars in thousands except share amounts)
                                        (Unaudited)



                                               Three Months Ended       Nine Months Ended
                                                   March. 31                  March 31
                                                1999        1998       1999        1998
                                             -----------------------  ---------------------
Revenues
 Sales revenue .........................     $ 10,184     $ 1,887    $ 21,925    $ 6,795
 Royalty income ........................          ---         ---         124      1,800
 Revenue from financial
  Business .............................        1,581         ---       1,581        ---
                                             --------     --------    -------    --------
    Total revenue ......................       11,765       1,887      23,630      8,595

Costs and Expenses
 Cost of goods sold ....................        9,514       1,868      19,496      6,273
 Cost of financial services sold .......        1,241         ---       1,241        ---
 Selling, general & admin...............          851         482       1,678      1,790
 Research and development ..............          364       1,894       1,620      3,018
 Depre. & amortization..................          168         166         502        497
 Goodwill amortization.... .............          373         356       1,085        810
                                             --------     --------    --------   --------
    Total costs and expenses............       12,511       4,766      25,623     12,389

Operating Loss .........................        (746)     (2,879)     (1,993)    (3,793)

Interest Income ........................           1           10          14         14

Income from continuing
 Operations ............................        (745)     (2,869)     (1,978)    (3,780)
                                             --------    ---------    --------   --------
Discontinued operations
 Gain on disposal of LPF,
   net of income taxes..................         ---          ---         100        ---

Net Income before income taxes
 and minority interests ................        (745)     (2,869)     (1,878)    (3,780)

Income tax benefit .....................           18         ---          18        ---

Minority interest of income
 Consolidated Subsidiaries..............          (5)       (294)        (46)      (352)

Net income (loss).......................     $  (722)   $ (2,575)   $ (1,814)  $ (3,428)
                                            =========   ==========  =========  =========
Earnings Per Share

   Basic ...............................      $(0.01)     $(0.05)     $(0.04)    $(0.07)
   Diluted .............................      $(0.01)     $(0.05)     $(0.04)    $(0.07)

Weighted Average Shares.................       55,659      47,016      48,034     46,829





    The accompanying notes are an integral part of the financial statements





                           LOTUS PACIFIC, INC. AND SUBSIDIARIES
                                STATEMENTS OF CASH FLOWS
                            (Unaudited)(Dollars in Thousands)


                                                        Nine Months Ended March 31
                                                        --------------------------
                                                            1999          1998
                                                        ------------- ------------

CASH FLOW FROM OPERATING ACTIVITIES
Net Income ...........................................   $ (1,814)     $ (3,428)
Adjustments to reconcile net income to
 net cash used in operating activities
 Depreciation & amortization .........................         502           497
 Goodwill amortization ...............................       1,085           810
 Equity in earnings of unconsolidated subsidiaries ...         166           ---
 Gain on sale of investment ..........................       (100)           ---
 Common stock issued for service .....................         135           ---
Changes in assets & liabilities:
 Increase in accounts receivable......................     (1,270)       (2,640)
 Increase in notes receivable ........................     (4,000)           ---
 Increase in inventories .............................     (3,766)       (1,273)
 Decrease in other current assets ....................         646           ---
 Increase in accounts payable ........................       5,840         2,652
 Increase (decrease) in minority interest ............         505         (264)
                                                        ----------     ----------
Net cash used in operating activities ................     (2,071)       (3,646)


CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of equipment ...............................         ---           (7)
 Proceeds from sale of investment ....................       2,500           ---
 Business acquisitions................................     (2,990)           ---
                                                        -----------      ---------
Net cash used in investing activities.................       (490)           (7)

CASH FLOW FROM FINANCING ACTIVITIES:
 Refundable deposit...................................         ---           120
 Return of refundable deposit.........................       (120)           ---
 Issuance of common stock ............................         865         2,072
 Issuance of preferred stock .........................         ---         6,000
 Issuance of warrants ................................         ---             2
                                                        -----------     ---------
Net cash provided by financing activities.............         745         8,194

Net increase (decrease) in cash ......................     (1,817)         4,540

Cash, beginning ......................................       3,263           357

Cash, ending .........................................    $  1,446       $ 4,898
                                                         ==========     =========


Supplemental disclosure of non-cash financing activities:

Issuance of common stock for service .................   $     135
Issuance of common stock
  for business acquisitions...........................   $ 117,063





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

The Company operates in two segments: (1) the development and marketing of the Internet-related products and services. Its products include TeleWeb systems, TeleWeb set-top boxes, WonderTV set-top boxes, Internet routers, cable modems and cable modem chips; and (2) on-line trading and brokerage services. Regent Electronics Corp., TurboNet Communications, Arescom Inc are the Company's three subsidiaries that engaged in the business of the Internet-related products and services. U.S. Securities & Futures Corp., and Professional Market Brokerage, Inc. are engaged in the business of online trading and brokerage services.

NOTE  2    Basis of Presentation

The accompanying condensed quarterly financial statements represent the consolidation of Lotus Pacific, Inc. and all companies that it directly controls through majority ownership. Those financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form 10/A filed on June 17, 1999.

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

The accompanying financial statements include the accounts of Lotus Pacific, Inc. and its five subsidiaries: 87.3% owned Regent Electronics Corp., 81% owned TurboNet Communications, 81% owned Arescom Inc., 100% owned US Securities & Futures Corp, and 100% owned Professional Market Brokerage, Inc. The non-owned portions of the Company's subsidiaries appear as minority interest in subsidiaries on the balance sheet in accordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.


                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1999 (UNAUDITED)(CONTINUED)


NOTE 3    RESTATEMENT

Pursuant to the comments of the Securities and Exchange Commission, the Company has restated its previously reported financial results for 1997 and 1998. Unaudited quarterly financial data for fiscal 1998 and the first three quarters of 1999 have also been restated. All information presented in this Report on Form 10-Q/A includes all such restatements.

There were three transactions that have been restated: (1) On September 18, 1997, the Company issued 6 million shares of its common stock to Rightiming Electronics Corp. in exchange for 6 million shares of common stock of Regent Electronics Corp., a subsidiary of the Company. The acquisition of Regent's equity was then valued at $1,532,042 on the basis of Regent's book value at that time, and this transaction was now revised using the fair value of consideration given, which in this case is the $5 per share of the Company's common stock as traded on the OTC Bulletin Board; (2) In March 1997, Richtime Far East Ltd. was created by the Company, as a wholly-owned subsidiary, to engage in garment and textile import-export business. This Hong Kong-based operation was previously not consolidated with the Company. The Company has revised its treatment and Richtime's operating results has been consolidated with the Company; and (3) the Company's acquisitions of US Securities & Futures Corp. and Professional Market Brokerage, Inc. in February and March 1999, respectively, were previously accounted for pooling of interest method on its Form 10-Q for the quarter ended March 31, 1999. The Company has restated those acquisitions by using purchase method accounting. The excess of acquisition cost over the net assets acquired has been amortized on the straight-line basis over 20 years.

Certain general and administrative expenses were also adjusted. The Company previously reported the salaries for R&D personnel and R&D related consulting expenses, for the quarters before June 30, 1998, as selling, general and administrative expenses. These R&D related expenses are now presented as R&D expenses.

A summary of the effects of the restatements as of and for the three and nine months ended March 31, 1999 and 1998 follows (in thousands, except per share data):


                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)



                                                Three Months Ended       Nine Months Ended
                                            ------------------------   ----------------------
                                                 March. 31, 1999          March 31, 1999
                                            ------------------------   ----------------------
                                              Previously      As         Previously     As
                                               Reported    Restated       Reported   Restated
                                            ------------ -----------   ------------ ----------
Revenues
 Sales revenue ...........................    $ 10,184    $ 10,184       $ 19,031   $ 21,925
 Royalty income ..........................         ---         ---            124        124
 Revenue from financial
  Business ...............................       4,744       1,581          4,744      1,581
                                            ----------   ---------      ----------  ---------
   Total revenue .........................      14,928      11,765         23,999     23,630

Costs and Expenses
 Cost of goods sold ......................       9,514       9,514         16,741     19,496
 Cost of financial services sold .........       3,725       1,241          3,725       1241
 Selling, general & admin.................       1,899         851          2,975      1,678
 Research and development ................         364         364          1,413      1,620
 Depre. & amortization....................         168         168            502        502
 Goodwill amortization.... ...............         ---         373            ---      1,085
                                            -----------  ----------     ---------- ----------
  Total costs and expenses................      15,668      12,511         25,356     25,623

Operating Loss ...........................       (740)       (746)        (1,457)    (1,993)

Interest Income ..........................           1           1             14         14

Income from continuing
 Operations ..............................       (739)       (745)        (1,443)    (1,978)
                                            ----------   ----------     ----------  ---------
Discontinued operations
 Gain on disposal of LPF,
  net of income taxes.....................        ---          ---            100        100

Net Income before income taxes
 and minority interests ..................       (739)       (745)        (1,343)    (1,878)

Income tax benefit .......................          18          18             18         18

Minority interest of income
 Consolidated Subsidiaries................         (5)         (5)           (72)       (46)

Net income (loss).........................    $  (717)    $  (722)       $(1,253)  $ (1,814)
                                             =========    =========     ========== =========
Earnings Per Share

  Basic ..................................     $(0.01)     $(0.01)        $(0.03)    $(0.04)
  Diluted ................................     $(0.01)     $(0.01)        $(0.03)    $(0.04)

Weighted Average Shares...................     47,499       55,656         48,034     48,034





                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                              Three Months Ended         Nine Months Ended
                                            ------------------------  ------------------------
                                                March. 31, 1998            March 31, 1998
                                           -------------------------  ------------------------
                                              Previously      As       Previously     As
                                               Reported    Restated     Reported   Restated
                                           -------------- ----------  ------------ ----------
Revenues
 Sales revenue .........................       $ 1,887     $ 1,887       $ 1,887    $ 6,795
 Royalty income ........................           ---         ---         1,800      1,800
                                           -----------   ----------    ---------  ---------
   Total revenue .......................         1,887       1,887         3,687      8,595

Costs and Expenses
 Cost of goods sold ...................          1,803       1,868          1,803     6,273
 Selling, general & admin..............            702         482          2,964     1,790
 Research and development .............          1,748       1,894          2,015     3,018
 Depre. & amortization.................            165         166            325       497
 Goodwill amortization.... ............            ---         356            ---       810
                                           -----------   ---------      ---------- ---------
  Total costs and expenses.............          4,418       4,766          7,107    12,389

Operating Loss ........................        (2,531)     (2,879)        (3,421)   (3,793)

Interest Income .......................             10          10             12        14

Income from continuing
  Operations ..........................        (2,521)     (2,869)        (3,409)   (3,780)
                                           -----------  -----------      --------- ---------

Net Income before income taxes
  and minority interests ..............        (2,521)     (2,869)        (3,409)   (3,780)

Minority interest of income
 Consolidated Subsidiaries.............          (296)       (294)          (356)     (352)

Net income (loss)......................      $ (2,224)   $ (2,575)      $ (3,053)  $(3,428)
                                             =========   ==========      ========== =========
Earnings Per Share

  Basic ...............................        $(0.05)     $(0.05)        $(0.07)   $(0.07)
  Diluted .............................        $(0.05)     $(0.05)        $(0.07)   $(0.07)


Weighted Average Shares................        47,016       47,016         46,829    46,829







                                                     CONSOLIDATED BALANCE SHEETS
                                           ------------------------------------------------
                                              AS OF MARCH 31, 1999     AS OF JUNE 30, 1998
                                                  (UNAUDITED)
                                           ------------------------- -----------------------
                                             Previously     As        Previously      As
                                             Reported    Restated      Reported    Restated
                                           ------------ ------------- ----------- ----------
(Dollars in thousands)

            ASSETS
Cash & cash equivalent  ................    $  1,446     $ 1,446        $ 3,193    $ 3,263
Accounts Receivable ....................       8,428       8,428          4,980      7,158
Notes Receivable .......................       4,000       4,000            ---        ---
Inventories (note 6)....................       3,766       3,766            ---        ---
Other current assets ...................         188         187            832        833
Property and Equipment (including
Leasehold improvement) (note 7) ........       1,727       1,727          1,359      1,361
Assets of financial business (note 5) ..      47,583      47,583            ---        ---
Investments ............................       1,173       1,172            600        ---
Intangible Assets, net... ..............       4,915       4,915          5,440      5,440
Goodwill of acquired business (note 4)..     104,283     135,768            ---     27,400
                                          ----------   ----------      ---------  ---------
Total Assets ...........................   $ 177,509   $ 208,990       $ 16,404  $  45,455
                                          ==========   ==========      ========= ==========



    LIABILITIES AND STOCKHOLDERS EQUITY


Accounts Payable .......................    $  8,433   $   8,433       $  1,756   $  2,752
Refundable deposit......................         ---         ---            120        120
Other accrued expenses .................         297         297            138        139
                                           ----------  ----------      ---------  ---------
                                               8,730       8,730          2,013      3,011

Liabilities of financial business (note 5)    4,1983      41,983            ---        ---

Minority interest in equity of
 consolidated subsidiaries .............       7,177       7,177          6,570      6,569

Stockholders' Equity
 Preferred Stock, Class A, $.001 par value,
  4,300 shares authorized; 4,300 shares issued
  and outstanding ......................         ---         ---            ---        ---
Common Stock, $.001 par value, 100 million shares
 authorized, 63,784,470 shares issued and
 outstanding ...........................          64          64             47         47
Stock Warrants .........................          80          80             80         80
Additional paid-in capital .............     118,765     154,560         10,241     38,709
Accumulated deficit ....................         709     (3,604)        (2,547)    (2,961)
                                          ----------  -----------     ----------  ---------
Total Stockholders' Equity..............     119,618     151,100          7,821     35,875

Total Liabilities &
 Stockholders' Equity ..................   $ 177,509    $208,990       $ 16,404   $ 45,455
                                          ===========  ==========     ========== ==========





                       LOTUS PACIFIC, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1999 (UNAUDITED)(CONTINUED)


NOTE 4   Business Acquisitions

On February 25, 1999 and March 1, 1999, the previously announced acquisition of Professional Market Brokerage, Inc. (PMB) of Chicago, IL., and US Securities
& Futures Corp. ("USSF") of New York, NY were completed, respectively. After those acquisitions, the company owns 100% of both USSF and PMB. Owners of USSF shares received acquisition consideration of approximately $6.03 million, consisting of $2.5 million in cash and the remainder in stock (500,000 shares at the closing price of $7.0625/share). The shareholder of PMB received acquisition consideration of approximately $3.77 million, consisting of $240,000 in cash and $3.53 million in stock (500,000 shares based on the closing price of $7.0625/share). The Acquisitions of USSF and PMB have been accounted for by the purchase method of accounting and, accordingly, the results of operations of USSF and PMB for the period from February 25, 1999 to March 31, 1999 (PMB), and for the period from March 1, 1999 to March 31, 1999
(USSF), respectively, are included in the accompanying consolidated financial statements.

The purchase prices were allocated to the assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $4.20 million ($2.39 million for PMB and $1.81 million for USSF) and is being amortized on a straight-line basis over 20 years.

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

On March 16, 1999, the Company announced that it had signed acquisition agreements with TurboNet Communications ("TurboNet") and Arescom Inc. ("Arescom") to acquire each of their 81% of equity interests, respectively. The acquisitions were consummated on March 31,1999.

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



                  LOTUS PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1999 (UNAUDITED) (CONTINUED)


The purchase method was used to account for each of acquisitions of TurboNet and Arescom. The excess of the purchase prices over the fair values of net assets acquired (approximately $105.37 million) were recorded as goodwill of acquired businesses and is being amortized on a straight-line basis over 20 years. Since the acquisitions were consummated on March 31, 1999, the last day for the quarter ended March 31, 1999, the results of their operation were not included in the accompanying consolidated quarterly financial statements.

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


NOTE 5 Financial Business

Assets and liabilities of Lotus Pacific's financial business as of March 31, 1999 are summarized below (in thousands).


Assets
Cash and cash equivalent ......................      $  1,031
Receivables ...................................         2,972
Short-term investments ........................        11,759
Segregated funds ..............................        31,046
Other assets ..................................           775
                                                     ---------
                                                     $ 47,583
Liabilities
Commission payables ...........................      $  3,401
Payable to customers ..........................        37,460
Other payables ................................           412
Long-term liabilities .........................           710
                                                     ---------
                                                     $ 41,983




                 LOTUS PACIFIC, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   MARCH 31, 1999 (UNAUDITED)(CONTINUED)


The results of operations of the Company's financial business for the period from February 25, 1999 (PMB), and for the period from March 1, 1999 (USSF), respectively, to March 31, 1999 are summarized below (in thousands).


Revenues
 Commissions ..................................       $ 1,627
 Trading profit (loss) ........................         (204)
 Other ........................................           158
                                                      -------
   Total revenue ..............................         1,581

Costs and expenses
 Commissions ..................................         1,242
 General and admin.............................           523
                                                      -------
   Total costs and expenses ...................         1,765

Income (loss) before income taxes .............         (184)

Income taxes benefit.. ........................            18

Net loss ........... ..........................       $ (166)
                                                     ========


NOTE 6     Inventories

As of March 31, 1999, inventories consisted of the following:

   (Dollars in thousands)

   Raw materials  .............................      $  1,879
   Work in process ............................         1,331
   Finished goods .............................           556
                                                    ---------
                                                     $  3,766




                    LOTUS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 1999 (UNAUDITED)(CONTINUED)




NOTE 7    Property and Equipment

Property and equipment was comprised of the following:


                                                                   At
                                                       -------------------------
   (Dollars in thousands)                                  3/31/99      6/30/98

                                                        ------------    ---------
   Furniture and office equipment .................      $    342      $     90
   R&D equipment ..................................         1,978         1,541
   Leasehold improvements .........................             1            76
                                                        -----------    ----------
                                                            2,321         1,707
   Less: accumulated depreciation .................           594           348
                                                        -----------    ----------
                                                          $ 1,727      $  1,359





NOTE 8     Discontinued Operations

On September 30, 1998, the Company completes the sale of its 100%-owned LPF International Corp. subsidiary (including Richtime Far East Ltd.) for $2.5 million in cash. The Company recorded an after tax gain on the sale of $100,000 in the first quarter of fiscal 1999. The LPF's results of operations has been classified as discontinued operations and prior periods have been restated.


NOTE 9     Capital Stock

The following table summarized the Company's common stock activity during the first nine months of fiscal 1999:


                                                            Common Stock
                                                  (100,000,000 shares authorized)
                                                  -------------------------------
                                                       Issued      Outstanding
                                                   -------------  ---------------

Balance at June 31, 1998 ......................     47,386,804      47,387,644

Common stock issued in connection
 With acquisitions of business.................     16,250,666      16,250,666

Common stock issued in
 private Placements ...........................        124,500         124,500

Common stock issued for services ..............         22,500          22,500
                                                  -------------  -------------
Balance at March 31, 1999 .....................     63,784,470      63,784,470




                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1999 (UNAUDITED)(CONTINUED)


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

The Company currently operates in two segments: (1) the development and marketing of the Internet-related products and services. Its products include TeleWeb systems, TeleWeb set-top boxes, WonderTV set-top boxes, Internet routers, cable modems and cable modem chips; and (2) on-line trading and brokerage services. Regent Electronics Corp., TurboNet Communications, and Arescom Inc are the Company's three subsidiaries engaged in the business of the Internet-related products and services. U.S. Securities & Futures Corp., and Professional Market Brokerage, Inc. are engaged in the business of online trading and brokerage services.

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

On March 16, 1999, the Company announced that it had signed acquisition agreements with TurboNet Communications ("TurboNet") and Arescom Inc. ("Arescom") to acquire their 81% of equity interests, respectively. The acquisitions were consummated on March 31, 1999.

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

Arescom, a Fremont, California, corporation, designs, manufactures and markets a complete line of inter-networking router equipment for PSTN, ISDN, xDSL and Ethernet environments. It provides users with a broad range of remote access products that integrate voice and data along with Intelligent GUI and 100% remote management tools for easy set-up and network management. Arescom has established partners and channels throughout the world to develop and market its router products for vertical and mass communication markets. Its customers include ISPs, re-sellers and system integrators in North America. Arescom's worldwide partners include Telecom Device of Japan, NST of China, EuroBizz o Germany, Viking Telecom of Sweden, Exer Datacom of France, Dakel Information of Spain, and PcExpress of Italy.

The purchase method was used to account for each of acquisitions of USSF, PMB, TurboNet and Arescom. The excess of the purchase prices over the fair values of net assets acquired (in a total of approximately $109.6 million) were recorded as goodwill of acquired businesses and is being amortized on a straight-line basis over 20 years.

RESULTS OF OPERATIONS

The acquisition of PMB was consummated on February 25, 1999, USSF on March 1, 1999, TurboNet and Arescom on March 31, 1999, respectively. Accordingly, for the quarter ended March 31, 1999, the Company's results of operations included the results of Regent, USSF (from March 1, 1999 to March 31, 1999) and PMB (from February 25, 1999 to March 31, 1999). Since the acquisitions of TurboNet and Arescom were consummated on the last day of this quarter and those acquisitions were accounted for purchase method, the results of operations of TurboNet and Arescom were not included.

REVENUES
For the quarter ended March 31, 1999, the Company's revenue increased 523% to $11.8 million, compared with $1.9 million in the quarter ended March 31, 1998. Of the total revenues for the quarter ended March 31, 1999, $10.2 million, approximately 86.6% of the Company's total revenue, was derived from Regent Electronics Corp., mostly due to its sale of newly released WonderTV set-top boxes. For the quarter ended March 31, 1999, the Company's two financial subsidiaries, US Securities and Futures Corp. and Professional Market Brokerage, Inc. contributed $1.58 million, about 13.4%, of revenue to the Company. For the nine months ended March 31, 1999, the Company's revenue increased 175% to $23.6 million from $8.60 million of the prior year.

The results of operations of the Company's newly acquired subsidiaries, USSF, PMB, TurboNet and Arescom, will be fully consolidated with the Company's financial statements for the quarter beginning April 1, 1999.

DISCONTINUED OPERATIONS
In order to concentrate on its Internet-related products and services, on September 30, 1998, the Company sold all of its textile and apparel business (LPF International Corp. and Richtime Far East, Ltd.) to Clarinet Overseas Ltd. for an aggregation consideration of $2.5 million in cash. The Company had $100,000 of gain from sale of LPF and Richtime. Since then, the Company had no revenue from textile and apparel business.

The Company's sales from its textile and apparel business for the nine months ended September 30, 1998 was $5.64 million, approximately 40% of the Company's total revenue.

COST OF REVENUES
Cost of revenues consists mainly of purchases and commissions paid to brokers and clearing firms. For the quarter ended March 31, 1999, the Company's cost of revenues increased to $10.8 million, compared with $1.9 million in the prior year. This increase was primarily because of increased business activities and the commissions paid to brokers and clearing firms by USSF and PMB, the Company's two newly acquired subsidiaries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consist primarily of selling, general and administrative expenses, such as travel, selling, communications, employee benefits, management, administrative and office rents. For the quarter ended March 31, 1999, selling, general and administrative expenses increased $369,000, or 76%, to $851,000 from $482,000 during the same period of the last year. The increase was primarily because of the expenses incurred in the Company's newly acquired financial businesses.

RESEARCH AND DEVELOPMENT
For the quarter ended March 31, 1999, research and development expenses decreased to $364,000, compared with $1.9 million for the quarter ended
March 31, 1998. For the nine months ended March 31, 1999, the R&D expense of the Company decreased 78% to $1.62 million during the same period of the last year. The decrease in research and development expenses was primarily because a number of R&D projects were completed, as well as outsourcing consulting expenses have been reduced.

GOODWILL AMORTIZATION
The Company has accumulated approximately of $138.0 million of goodwill from acquisitions of business since September 1997. The goodwill is to be amortized on the straight-line basis over 20 years. For the quarter ended March 31, 1999, the Company's goodwill amortization was $373,000, compared with $356,000 for the quarter ended March 31, 1998. For the nine months ended March 31, 1999, goodwill amortization was $1.10 million, about 5% of the Company's total cost and expenses. Beginning from April 1, 1999, goodwill amortization is expected to increase significantly when an additional $109.6 million of goodwill is going to be fully amortized.

NET INCOME (LOSS)
For the quarter ended March 31, the Company had net loss of $722,000, compared with $2.6 million of net loss for the same period of the prior year. The decrease in net loss was mainly due to the fact that, compared to the prior year, revenues increased 523%, and at the same time, cost and expenses increased only 163%. On a year to date basis, net loss decreased to $1.82 million of loss from $3.43 million of loss for the same period of the last year. For the first nine months of fiscal 1999, the Company's diluted earning per shares was $0.04 of loss compared with $0.07 of loss for the same period of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company's liquid assets, consisting of cash and cash equivalents, total $1.44 million, compared to $3.26 million and $357,212 at June 30, 1998 and 1997, respectively.

Net cash used by operating activities was $2.1 million for the first nine months of fiscal 1999, compared with $3.6 million of net cash used by operating activities during the first nine months of fiscal 1998. The decrease was a combination of the increases in accounts receivable, inventories, notes receivable, accounts payable and goodwill amortization. The Company's investing activities used $490,000 of cash for the nine months ended March 31, 1999, primarily due to acquisition of business ($2.5 million for USSF and $240,000 for PMB), as well as $2.5 million of proceeds from sale of the Company's equity in LPF and Richtime Far East. For the first nine months of fiscal 1999, cash flow from financing activities was $745,000, which were from issuing 124,500 shares of the Company's common stock, as compared to $8.19 million provided by financing activities for the first nine months of fiscal 1998, which were primarily from the equity investment by Hambrecht & Quist Asia Pacific Ltd.
As of March 31, 1999, the Company had 63,784,470 shares of Common Stock with par value $.001 per share and 4,300 shares of Class A Preferred Stock issued and outstanding.

For the quarter ended March 31, 1999, the Company issued a total of 16,250,666 shares of its common stock to acquire businesses. Please see Note 3: Business Acquisition for more detail information ("Notes to Interim Consolidated Financial Statements for the Quarter Ended March 31, 1999").

Since 1997, the Company has financed a portion of its operations and expenditures through the sale of its capital stock. On February 8, 1998, Hambrecht & Quist Asia Pacific Ltd. and its affiliate Asia Pacific Growth Fund II, L.P. (collectively "H&Q") invested $6 million to acquire 1,500,000 shares of Preferred Stock of Regent Electronics Corp. H&Q's acquisition represented approximately 5.45% of Regent's equity interest. Pursuant to the agreement, subject to certain conditions, the Regent shares held by H&Q may be converted into Common Shares of the Company after January 1, 2000. During the period of July 1, 1997 through March 31, 1999, the Company sold 660,500 shares of the Common Stock to eleven accredited investors for an aggregate consideration of $2,936,750.

As to date, the Company has no material commitments for capital expenditures. The Company believes that the anticipated funds from operations and the existing cash and cash equivalents will be sufficient to meet its cash requirements for at least the next twelve months. Although the Company's operating activities may generate cash to cover its operating costs, the Company's continuing operating and investing activities may require the Company to obtain additional sources of financing, either from the secondary offerings or from private placements. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

The Company has no long-term debt and has trade credits available from its suppliers with each credit line up to $50,000, net 30 days.

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

          None

Item 2.   Changes in Securities and Use of Proceeds

During the quarter, the Company issued an aggregate of 16,250,666 of its common shares in connection with the business acquisitions:

(1) Acquisition of 100% of the outstanding capital shares of U.S. Securities & Futures Corp. (500,000 shares issued);

(2) Acquisition of 100% of the outstanding capital shares of Professional Market Brokerage, Inc. (500,000 shares issued);

(3) Acquisition of 81% of the outstanding capital shares of TurboNet Communications (11,091,393 shares issued); and

(4) Acquisition of 81% of the outstanding capital shares of Arescom Inc (4,159,273 shares issued).

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

          None

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




                                      LOTUS PACIFIC, INC.


Date:  June 17, 1999                 By: /S/  Jeremy Wang
                                    ----------------------------
                                     Jeremy Wang, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in capacities and on the dates indicated.



Date:   June 17, 1999                 By: /S/  John O. Hing
                                      ------------------------------------
                                      John O. Hing, Chief Financial Officer