Form 10-K/A
period 1998-06-30
LOTUS PACIFIC INC
filed 1999-06-24
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-K/A
                              Amendment No. 3

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

The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 63,784,470 shares at June 10, 1999.





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

Part III

      Item 10.   Directors and Executive officers of the Registrant
      Item 11.   Executive Compensation
      Item 12.   Security Ownership of Certain Beneficial Owners and Management
      Item 13.   Certain Relationship and Related Transactions

Part IV

      Item 14.   Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K

      Signatures



Part I

Item 1. BUSINESS

GENERAL

Lotus Pacific, Inc. (the "Company" or "Registrant") is an Internet technology and services company that, through its subsidiaries, develops and markets Internet-related products and services in the United States and international markets. Through realizing its Internet-Wall Street Solutions(TM) concept, the Company provides new Internet solutions, services, and opportunities for its customers and shareholders. The Company's Common Stock is currently traded on OTC Bulletin Board under the symbol "LPFC".

The Company operates in two segments: (1) the development and marketing of the Internet-related products and services. Its products include TeleWeb systems, TeleWeb set-top boxes, WonderTV set-top boxes, Internet routers, cable modems and cable modem chips; and (2) on-line trading and full service brokerage services. Regent Electronics Corp, Arescom Inc. and Turbonet Communications are three subsidiaries of the Company that are engaged in the business of the Internet-related products and services. U.S. Securities & Futures Corp. and Professional Market Brokerage, Inc. are engaged in the business of on-line trading and full service brokerage services.

The Company was incorporated under the laws of the State of Delaware on June 25, 1985 as Quatech, Inc. to raise capital, investigate and acquire suitable assets, property or pursue other business opportunities. In April 1987, the Company completed a public offering of securities registered on Form S-18 with the Securities and Exchange Commission. In June 1993, the Company disposed of all of its interests in other entities and ceased to have any business operations.

In September 1994, the Company was reorganized and changed its name to Lotus Pacific, Inc. In January 1997, based on the decision made by the Company's majority shareholder, Lotus International Holdings Corp., the board of the Company made an unanimous resolution to change all the board members and officers of the Company. After new directors and executive officers were elected, the Company set up two wholly owned subsidiaries, Regent Electronics Corp., registered in the State of Delaware and Richtime Far East Ltd. in Hong Kong.

In June 1997, the Company, through its subsidiary Regent Electronics Corp., acquired Amiga-based multimedia technology and its related assets and rights from Rightiming Electronics Corp. for an aggregate consideration of US $5 million plus 8 million shares of common stock of Regent Electronics Corp. The acquired assets included all Amiga-Commodore's patents, licenses, trademarks, and copyrights to be registered and used in China, Taiwan, Hong Kong, Macao, and the bordering countries between China and the former Soviet Union. Over the past years, Regent developed a series of multimedia and cable TV based set-top boxes and systems, including the TeleWeb Broadcasting System, TeleWeb/ WonderTV A6000, A6060, A8000 and A9000.

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

In order to concentrate on its Internet-related products and services, the Company entered into a Stock Purchase Agreement on September 30, 1998 with Clarinet Overseas Ltd. Under the agreement, the Company sold all of its ownership in LPF and Richtime, including all assets and liabilities, to Clarinet Overseas Ltd. for an aggregation consideration of $2.5 million in cash.

On February 12, 1999, the Company signed agreements to acquire US Securities
& Futures Corp. ("USSF") of New York, NY and Professional Market Brokerage, Inc. ("PMB") of Chicago, IL. The acquisitions were consummated on March 1, 1999 and February 25, 1999, respectively. The Registrant now owns 100% of both USSF and PMB.

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

The acquisitions of USSF and PMB are an important part of the Company's strategy to integrate the Company's Internet solutions with financial services and become an Internet-Wall Street company that combines the Company's own Internet access devices, WonderTV set-top box, with online trading services. This integration allows the Company to: 1) provide its own end-user set-top boxes to its online trading customers; 2) constantly upgrade and enhance its hardware and software in response to market conditions and customer needs; and
3) minimize its dependence on the third parties to maintain its online trading systems.

On March 15, 1999, the Company entered into an Acquisition Agreement to acquire a majority of equity interest of TurboNet Communications, a San Diego, California corporation ("TurboNet"). Under the terms of the Acquisition Agreement, the Company will issue $80 million of worth of its restricted stock shares in exchange for 81% of TurboNet's equity. The Company also agreed to provide TurboNet with $20 million of cash as working capital. Turbonet agreed that the Registrant's shares issued to Turbonet's shareholders shall be prohibited from being sold, in whole or in part, until Turbonet's annual gross revenue has exceeded $30 million with pretax annual net income of $6 million. The acquisition was completed on March 31, 1999.

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

On March 15, the Company entered into an agreement with Arescom Inc., a Fremont, California corporation ("Arescom"). Under the terms of the agreement, the Company will issue $30 million of worth of its restricted shares to acquire 81% of Arescom's equity. The Company also agreed to provide Arescom with $10 million of cash as working capital. All shareholders of Arescom agreed that all the Company's shares issued to them shall be restrictively held from being sold until the day that Arescom has reached its target of annual sales of $15 million and annual net income before income tax of $3 million. The acquisition was completed on March 31, 1999.

Arescom designs, manufactures and markets a complete line of high quality inter -networking equipment, primarily routers, for PSTN, ISDN, xDSL and Ethernet environments. It provides users with a broad range of remote access products that integrate voice and data along with Intelligent GUI and 100% remote management tools for easy set-up and network management. Its customers include Internet Service Providers (ISPs), resellers, and system integrators, primarily in North America. Arescom was incorporated in January 1996 in Fremont, California.

Since June 1997, the Company has invested significant resources in research, product development, and engineering activities for its TeleWeb Broadcasting System and its TeleWeb/WonderTV set-top boxes and other related products. As a result of these R&D activities and the low volume of sales during the initial commercialization of its products, the Company incurred net operating losses during the fiscal year ended June 30, 1998. The Company anticipates that it will continue to make expenditures for product development and marketing of its Internet-related products and services in the foreseeable future.

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

PRIMARY PRODUCTS AND SERVICES

The Company recently entered into several acquisition transactions intended to provide a strong foundation for the Company's future business and to reinforce its position as a leading provider and developer of the Internet -related products and services with an emphasis on financial services. The Company also licenses its technologies to electronics manufacturers, commercial cable TV networks or contracts to manufacturers for production. While the Company does not maintain manufacturing facilities, it has arrangements with several manufacturers in Taiwan and China for the purpose of production. In order to maximize the Company's benefit, the Company does not fix itself with only one or two manufacturers. Instead, based on production quality, cost, and other factors, the Company chooses different manufacturers from time to time.

Teleweb System and TeleWeb Set-Top Boxes

TeleWeb Systems
The TeleWeb system is an Internet broadcasting system that enables cable-TV networks and cable-TV operators to broadcast the Internet contents and their own commercial information and services to all cable TV networks subscribers. The TeleWeb Broadcasting Systems sell at approximately $12,000.

TeleWeb Set-Top Boxes
The Company's TeleWeb set-top boxes are primarily designed for the Chinese market as end-user terminals for the TeleWeb broadcasting system to receive TeleWeb broadcasting information, and at the same time, they can be operated as an independent Internet access device for going online via telephone connection. The TeleWeb set-top boxes are sold at the price range of approximately $250 to $400, depending on the models and variations.

There are many advantages for consumers and operators to use TeleWeb system and its TeleWeb set-top boxes in the Chinese market: (1) ISP independent of Internet access and no phone charges; (2) utilizing existing networks and no new infrastructure investments needed; (3) information access controlled easily by operators or by governments (a very important factor for the Chinese markets and for other Asian countries); and (4) supporting both NTSC and PAL TV systems.

Supported by its TeleWeb system and TeleWeb set-top boxes, the Company is able to compile and broadcast information to the Chinese cable-TV subscribers. These information are organized into channels, such as shopping channel, shopping guide channel, community service channel, home financial channel and online education channel. The Company is currently negotiating with several government -run cable TV operators in China to install its TeleWeb system and distribute TeleWeb set-top boxes to cable TV subscribers.

The WonderTV set-top box to be marketed in the United States is an Internet access device. It enables users to dial into Internet via regular phone connection. Customers can use their home television as monitor to browse the Internet. The WonderTV has a built-in modem and comes with a remote keyboard and a remote control. Apart from being used in families, the WounderTV can also be a valuable service device in hotel rooms, business conference rooms, and even other public places. The WonderTV's unique functionality and easy-to-use attributes open a door for those have little computer experience to go online, trade online and entertain online.

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

Cable Data Bridges
Cable data bridge is a device that offers system operators to hook a managed network interface from a router or wide area network (WAN) to the broadband CATV network, so that Ethernet traffic can be distributed to the cable modems in end-users' home or offices. The Company has developed a flexible configuration allowing the use of multiple return path channels per downstream channel.

Inter-Networking Routers

Netlinker Routers
Routers are protocol-dependent devices that connect sub-networks together. The Company offers a variety of backbone and remote routers for small-to-medium-sized businesses to facilitate enterprise internetworking under PSTN, ISDN, xDSL and Ethernet environments. With the router, an unlimited number of Ethernet local area network users can access a Wide Area Network (WAN) via a single ISDN line. The Company's products include ISDN BRI HUB/PBX router
(for Japanese market), Ethernet HUB/ISDN/DSU/POTS router, Apex 1100 router (for North American and Korean markets), Apex 1000 and Flash 200 high-speed leased line routers. The Company is the first and the only router manufacturer that offers five methods of router configuration and management as standard on router products.

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

SIGNIFICANT CUSTOMERS

For the year ended June 30, 1998, the Company had three customers with billings in excess of 10% of the Company's total revenues. Of the total revenue, Shanghai Hong Sheng Development Corp. accounted for $4,840,000 (26.2%), Full Chance China Ltd. $2,749,000 (14.9%), D&T Corp., and $1,815,000 (9.8%).

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

EMPLOYEES

The Company and its subsidiaries have 250 full-time employees. The Company also employs independent contractors and other temporary employees in its software development programs. None of the Company's employees is represented by a labor union. The Company considers relations with its employee to be good.

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

The following table summarizes the lease agreements held by the Company and its subsidiaries relating to offices and other facilities:

     Location       Lease Term         Commence Date     Expiration Date
 ---------------   ---------------   -----------------   ----------------

  Piscataway         5 years            June 5, 1997       June 4, 2002
  New Jersey

  Middlesex          Annual             June 5, 1998       Renewable
  New Jersey         Renewable

  San Diego          5 years            July 30, 1997      July 31, 2002
  California

  Fremont            5 years            March 30, 1997     March 31, 2002
  California

  New York           5 years            Jan. 30, 1995      Jan. 30, 2000
  New York

  Chicago            5 years            March 1, 1997      Feb. 28, 2002
  Illinois

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

The following table sets forth the high and low closing prices of the Company's Common Stock as reported on the OTC Bulletin Board from January 1997 through June 10, 1999. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

       Quarter Ended                    High         Low
 -------------------------            --------     -------
 1997
 March 31, 1997 ............           $2.50        $0.13
 June 30, 1997 .............           $4.50        $1.50
 September 30, 1997 ........           $7.00        $2.38
 December 31, 1997 .........           $7.13        $4.87

 1998
 March 31, 1998 ............           $7.50        $5.50
 June 30, 1998 .............           $10.50       $5.88
 September 30, 1998 ........           $11.50       $8.50
 December 31, 1998 .........           $10.31       $7.38

 1999
 March 31, 1999 ............           $7.44        $6.13
 April 1, 1999 through
 June 10, 1999 .............           $7.44        $6.88


NUMBER OF REGISTERED HOLDERS

The number of registered holders of the Company's Common Stock as of June 10, 1999 was about 526, and the Company believes that there are a greater number of beneficial owners of shares of its Common Stock.

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

On February 8, 1998, the Company entered into a stock subscription agreement with Hambrecht & Quist Asia Pacific Ltd. and its affiliate Asia Pacific Growth Fund II, L.P. (collectively "H&Q"). Under the agreement, H&Q invested $6 million to acquire 1,500,000 shares of Preferred Stock of Regent Electronics Corp., a subsidiary of the Company. H&Q's acquisition represented approximately 5.5% of equity interest of Regent Electronics Corp. Regent also issued Stock Warrants to H&Q for subscription of $6 million worth of Regent's common shares on or before December 31, 2002. Pursuant to the Agreement, the Regent shares held by H&Q may be converted, subject to certain conditions, into the Common Stock shares of the Company on or after January 1, 2000.

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

On February 15, 1999, the Company entered into a Share Purchase and Exchange Agreement to acquire 100% of US Securities & Futures Corp. ("USSF"). Under the terms of the Agreement, the Company issued 500,000 shares of its Common Stock to the shareholders of USSF as part of the consideration for the Company's acquisition of USSF.

On March 15, 1999, the Company entered into an Acquisition Agreement to acquire an equity interest in TurboNet Communications ("TurboNet"), a San Diego, California, corporation. Under the terms of the Acquisition Agreement, the Company issued $80 million worth of its restricted common stock shares to the shareholders of Turbonet in exchange for 81% of TurboNet's equity. TurboNet's existing shareholders agreed that the shares so issued by the Company are prohibited from being sold, in whole or in part, until TurboNet's annual gross revenue exceeds $30 million with annual pretax net profit of not less than $6 million. On April 5, 1999, 11,091,393 shares of the Company's common stock were issued to 45 shareholders of Turbonet.

On March 15, 1999, the Company entered into an agreement with Arescom Inc. ("Arescom"), a Fremont, California, corporation, whereby the Company will issue $30 million worth of restricted shares to acquire an 81% equity interest in Arescom. Arescom's existing shareholders agreed not to sell the shares so issued until Arescom's annual gross revenue exceeds $15 million with annual pretax net profit of not less than $3 million. 4,159,273 shares of the Company's common stock were issued to 35 shareholders of Arescom on June 8, 1999.

During the period of July 1, 1997 through March 31, 1999, the Company sold 660,500 shares of the Common Stock to eleven accredited investors for an aggregate consideration of $2,936,750.


ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below under the captions "Consolidated Statements of Operations Data" and "Consolidated Balance Sheet Data" are derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by Schiffman Hughes Brown, the Company's independent public accountants, to the extent indicated in their report included elsewhere herein.

RESTATEMENT

The financial date for 1997, 1998 and the first nine months of fiscal 1999 given below has been restated pursuant to the comments of the United States Securities Exchange Commission. Three transactions have been restated: (1)
On September 18, 1997, the Company issued 6 million shares of its common stock to Rightiming Electronics Corp. in exchange for 6 million shares of common stock of Regent Electronics Corp., a subsidiary of the Company. The acquisition of Regent's equity was then valued at $1,532,042 on the basis of Regent's book value at that time, and this transaction was now revised using the fair value of consideration given, which in this case is the $5 per share of the Company's common stock as traded on the OTC Bulletin Board; (2) In March 1997, Richtime Far East Ltd. was created by the Company, as a wholly-owned subsidiary, to engage in garment and textile import-export business. This Hong Kong-based operation was previously not consolidated with the Company. The Company has revised its treatment and Richtime's operating results has been consolidated with the Company; and (3) the Company's acquisitions of US Securities & Futures Corp. and Professional Market Brokerage, Inc. in February and March 1999, respectively, were previously accounted for pooling of interest method on its Form 10-Q for the quarter ended March 31, 1999. The Company has restated those acquisitions by using purchase method accounting. The excess of acquisition cost over the net assets acquired has been amortized on the straight-line basis over 20 years.

The selected consolidated financial data set forth below is qualified in its entirely by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements, the notes thereto and the other financial information included elsewhere in this report.



                                                              SELECTED CONSOLIDATED FINANCIAL DATA
                                                               (IN THOUSAND, EXCEPT PER SHARE DATA)
                                               --------------------------------------------------------------------------
                                                   NINE MONTHS
                                                  ENDED MARCH 31              FISCAL YEARS ENDED JUNE 30
                                                   (Unaudited)
                                               ------------------  ---------------------------------------------------------
                                                     1999           1998         1997       1996       1995       1994

CONSOLIDATED STATEMENT
OF OPERATIONS DATA:
Revenues .................................        $ 23,630         $ 18,498    $ 1,991       ---        ---        ---
Cost of sales ............................          20,737            3,101      1,777       ---        ---        ---
                                                ----------      -----------  ---------  --------    --------   -------
Gross profit .............................           2,893            5,397        214       ---        ---        ---

Operating Expenses
 General and administrative...............           3,266            3,962        260        18         17          1
 Research and Development ................           1,620            4,372        104       ---        ---        ---
                                                ----------      -----------  ---------  ---------  ---------  ---------
  Total operating expenses ...............           4,886            8,334        364        18         17           1

Operating income (loss)...................         (1,993)          (2,937)      (150)      (18)       (17)         (1)

Other income (expenses), net .............              14             (10)        413        40          3         ---

Income from continuing operations ........         (1,979)          (2,947)        263        22       (14)         (1)
                                                ----------      ------------ ---------- ---------  ---------   ---------
Discontinued operations
 Gain on disposal of LPF, net of
 income taxes.............................             100              ---        ---       ---        ---         ---

Net income before income taxes
  & minority interest  ...................         (1,879)          (2,947)        263        22       (14)         (1)

Income tax benefit (expenses) ............              18               81      (124)       ---        ---         ---

Minority interest in loss of
 Consolidated subsidiary .................            (46)              218         82       ---        ---         ---

Net income (loss) ........................       $ (1,814)        $ (2,649)     $  221     $  22     $ (14)      $  (1)
                                                ==========       ==========  ==========  ========  =========   ========

Net income (loss) per share

   Basic  ................................         $(0.04)          $(0.06)      $0.01     $0.00      $0.00       $0.00
   Diluted ...............................         $(0.04)          $(0.06)      $0.00     $0.00      $0.00       $0.00

 Weighted average
   shares outstanding ....................          48,534           44,421     29,238    26,799     26,860      17,003



                                                  AT MARCH 31                       AT JUNE 30
                                                  (Unaudited)
                                                ----------------  ---------------------------------------------------------
                                                      1999            1998        1997      1996       1995       1994
                                                ----------------  -----------  ---------  --------- ----------  -----------
CONSOLIDATED
BALANCE SHEET DATA:
Cash and cash equivalents ................        $  1,446        $   3,263     $  357    $  213     $  221         ---
Working capital ..........................         107,827           11,181      1,052       213        221         ---
Total assets .............................         208,997           45,455      8,404       385        221         ---
Long-term obligation .....................             ---              ---        ---       ---        ---         ---
Total shareholders' equity ...............         151,100           35,875      5,917       385        217         ---




ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the consolidated financial condition and results of operations of Lotus Pacific, Inc. and its subsidiaries for the fiscal years ended June 30, 1998 and 1997. It should be read in conjunction with the Consolidated Financial Statements of Lotus Pacific, the Notes thereto and other financial information included elsewhere herein. This management's discussion includes forward-looking statements made based on current management expectations. These statements are not guarantees of future performance, and the actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business and its results of operations, including the factors discussed below.

GENERAL

Lotus Pacific, Inc. (the "Company") is an Internet technology and services company that, through its five subsidiaries, develops and markets Internet-related products and services in the United States and international markets. Through realizing its Internet-Wall Street Solutions(TM) concept, the Company provides new Internet solutions, services, and opportunities for its customers and shareholders.

The Company operates in two segments: (1) the development and marketing of the Internet-related products and services. Its products include TeleWeb systems, TeleWeb set-top boxes, WonderTV set-top boxes, Internet routers, cable modems and cable modem chips; and (2) on-line trading and full service brokerage services. Regent Electronics Corp, Arescom Inc. and Turbonet Communications are three subsidiaries of the Company that are engaged in the business of the Internet-related products and services. U.S. Securities & Futures Corp. and Professional Market Brokerage, Inc. are engaged in the business of on-line trading and full service brokerage services.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

US Securities & Futures Corp., Professional Market Brokerage, Inc., TurboNet Communications, and Arescom, Inc. are the subsidiaries that the Company acquired in February, 1999 and March 1999, respectively. The Company's acquisitions of those businesses were accounted for purchase method. Their results of operations were not included in the Company's financial statements for the year ended June 30, 1998 and 1997.

REVENUES
During the fiscal 1998, the Company generated its revenue primarily from resale of chipsets and sales from its textile and apparel business. The Company's revenues increased to $18.5 million in fiscal 1998 from $2.0 million in fiscal 1997. The increase was because the Company then generated its revenue mainly through its two subsidiaries, Regent Electronics Corp. and Richtime Far East, Ltd. Those two subsidiaries were not operational until March - April 1997. For the fiscal year ended June 30, 1997, the Company had only $2.0 million of sales, wholly from its textile and apparel business. Stating from fiscal 1998, the Company's revenue began to increase, primarily due to the product development and marketing efforts of the Company.

The Company's products, TeleWeb broadcasting systems and TeleWeb/WonderTV set-top boxes, are marketed to electronics manufactures, commercial cable TV networks, and hotels. In order to manufacture the Company's products, the manufactures must obtain the dedicated chipsets and the accompanying software. Therefore, the Company sells the chipsets to those companies that assemble and market the set-top boxes. For the year ended June 30, 1998, the Company's revenue from resale of chipsets was $6.16 million, about 33% of the Company's total revenue.

For the fiscal 1998, the Company has royalty revenue of 1.8 million, about
10% of the Company's total revenue. The royalty revenue was from non-refundable, one-time fee that permitted the third parties to market and distribute the Company's products in China. The Company is expected to continue to receive royalty payments as it continues to market its TeleWeb/WonderTV set-top boxes and TeleWeb System.

The Company's revenue from its textile and apparel business, for the year ended June 30, 1998, was $10.54 million, approximately 57% of the Company's total revenue. For the fiscal 1998, the Company's textile and apparel business generated $565,916 of net income (see Financial Statement Notes 13 for more information).

DISCONTINUED OPERATIONS

On September 30, 1998, the Company sold all of its textile and apparel business to Clarinet Overseas Ltd. for an aggregation consideration of $2.5 million in cash in order to concentrate on its Internet-related products and services. The Company had $100,000 of gain from sale of its textile and apparel business. Since then, the Company had no revenue from its textile and apparel business.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses consist primarily of personnel costs, including all compensation and employee benefits, and support costs including utilities, insurance, travel, communications, office rents, depreciation and amortization expenses and all costs associated with a reporting company. Selling, general and administrative expenses increased
$3.70 million, about 14 times, to $3.96 million in fiscal 1998 from $259,887 in fiscal 1997. The primary reason for the increase was due to the fact that the Company has not fully operated until April 1997. Accordingly, the Company's expenses on office rent, selling, travel, consulting, legal and accounting expenses significantly increased in fiscal 1998.

Of the total selling, general and administrative expenses, approximately 36%, i.e., $1.41 million, were goodwill amortization expenses. The Company acquired an additional 17% of equity interest in Regent Electronics Corp. on September 18, 1997. The excess of acquisition cost over the net assets acquired (approximately $28.5 million) has been amortization as goodwill on the straight-line basis over 20 years.

RESEARCH AND DEVELOPMENT
Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These costs relate primarily to the costs of materials, personnel, and engineering designing, and R&D related consulting fees. For the year ended June 30, 1998, the Company spent $4.37 million in research and development, approximately 52% of the Company's total operating expenses, compared with $103,870, about 28% of the total operating expenses in fiscal 1997. The significant increase in research and development expenses was primarily a result of developing the TeleWeb broadcasting system and TeleWeb/WonderTV set-top boxes. The Company's software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its internal software development.

GOODWILL AMORTIZATION
The Company has $27.4 million of goodwill from acquisitions of business. The goodwill is amortized on the straight-line basis over 20 years. For the year ended June 30, 1998, the Company's goodwill amortization was approximately
$1.1 million, about 13% of the Company's operating expenses. Beginning from April 1, 1999, goodwill amortization is expected to increase significantly when an additional $109.6 million of goodwill from acquisition of business (USSF, PMB, Turbonet and Arescoim) is going to be fully amortized.

NET INCOME (LOSS)
As a result of the factors discussed above, the Company's operating income decreased from $221,133 of net income in fiscal 1997 to $2.65 million of loss in fiscal 1998. For the year ended June 30, 1998, the Company has net loss of $0.06 per diluted share, compared with zero in fiscal 1997.

INCOME TAXES
The Company's loss in fiscal 1998 may be utilized as an offset against future earnings, although there is no assurance that future operations will produce taxable earnings.

FISCAL 1997 AS COMPARED TO FISCAL 1996

REVENUES
The Compant was not fully active until April 1997. For the fiscal year ended June 30, 1996, the Company had no operating revenue. In fiscal 1997, the Company had only $2.0 million of sales from its textile and apparel business in Hong Kong. Regent Electronics Corp. had no sales for the year ended June 30, 1997.

The Company had non-operating income of $412,829 in fiscal 1997, of which $13,880 was from interest income and $398,805 was from gain on sale of investment, compared with the total non-operating income of $40,100 in fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased to $259,887 in fiscal 1997 from $17,934 in fiscal 1996. The primary reason for the increase was due to the fact that the Company has not fully operated until April 1997.

RESEARCH AND DEVELOPMENT
The Company began to carry out its product development activities in June 1997. For the fiscal year ended June 30, 1997, the Company had R&D expenses of $103,870. There were no R&D expenses in fiscal 1996.

NET INCOME (LOSS)
The Company became active in January 1997. For the fiscal year ended June 30, 1997, the Company had a net income of $221,133, compared with $22,164 in fiscal 1996.

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

Net cash used by operating activities was $2.1 million for the first nine months of fiscal 1999, compared with $3.6 million of net cash used by operating activities during the first nine months of fiscal 1998. The decrease was a combination of the increases in accounts receivable, inventories, notes receivable, accounts payable and goodwill amortization. The Company's investing activities used $490,000 of cash for the nine months ended March 31, 1999, primarily due to acquisition of business ( $2.5 million for USSF and $240,000 for PMB), as well as $2.5 million of proceeds from sale of the Company's equity in LPF and Richtime Far East. For the first nine months of fiscal 1999, cash flow from financing activities was $745,000, which were from issuing 124,500 shares of the Company's common stock, as compared to $8.19 million provided by financing activities for the first nine months of fiscal 1998, which were primarily from the equity investment by Hambrecht & Quist Asia Pacific Ltd. As of March 31, 1999, the Company had 63,784,470 shares of Common Stock with par value $.001 per share and 4,300 shares of Class A Preferred Stock issued and outstanding.

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

At June 30, 1998, the Company had working capital of $8.2 million. During the Fiscal 1998, operating activities provided $748,063 of net cash, investing activities used $ 114,346 of net cash for equipment purchases, and financing activities provided $2.27 million of net cash, primarily from the Company's private placements.

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

The Asian economic crisis will have certain impact on the Company's operations and marketing in the future. The Company is mainly concentrating on the Chinese market for its sales of Teleweb Broadcasting Systems and TeleWeb set-top boxes. The Company's operation may be severely affected by the risks of slow economic growth, devaluation of the Chinese currency, and restrictions on transferring foreign currencies. In addition to the Chinese market, the Company has decided to market its Internet-related products and services in the U.S. and European markets to reduce its Asian risk.

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

SUBSEQUENT DEVELOPMENTS

On September 30, 1998, in order to concentrate on its Internet-based electronics products and services, the Company entered into a Stock Purchase Agreement with Clarinet Overseas Ltd. Under the Agreement, the Company sold all of its ownership in LPF and Richtime, including all assets and liabilities, to Clarinet Overseas Ltd. for an aggregation consideration of $2.5 million in cash.

On February 12, 1999, the Company announced that it had signed agreements to acquire US Securities & Futures Corp. ("USSF") of New York, NY and Professional Market Brokerage, Inc. (PMB) of Chicago, IL. Upon completion of the acquisitions, the Company will own 100% of both USSF and PMB. USSF is a full service brokerage firm with its headquarters on Wall Street in New York, NY. With over 15 branches worldwide, USSF offers online securities trading service and other financial and brokerage services to individuals and institutions all around the world. PMB is a Chicago-based financial trading firm that provides online trading service from its advanced Internet-based system to self-directed, broker-assisted, individuals, money managers, commodity trading advisers, or introducing brokers. The acquisitions of PMB and USSF were completed on February 25, 1999 and March 1, 1999, respectively.

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

Arescom designs, manufactures and markets a complete line of high quality inter networking router equipment for PSTN, ISDN, xDSL and Ethernet environments. Arescom provides users with a broad range of remote access products that integrate voice and data along with Intelligent GUI and 100% remote management tools for easy set-up and network management. Arescom has established worldwide partners and channels to develop and market its router products for vertical and mass communication markets. Its customers include ISPs, resellers, and system integrators in North America. Arescom's worldwide partners include Telecom Device in Japan, NST in China, EuroBizz in Germany, Viking Telecom in Sweden, Exer Datacom in France, Dakel Information in Spain, PcExpress in
Italy, etc.

The acquisitions of TurboNet and Arescom were completed on march 31, 1999, respectively. The Purchase method was used to account for each of acquisitions of USSF, PMB, TurboNet and Arescom. The excess of the purchase prices over the fair value of net assets acquired (in a total of approximately $109.6 million) were recorded as goodwill of acquired businesses and is being amortized on the straight-line basis over 20 years.

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

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company adopted its requirements in connection with its annual reporting for the years ended June 30, 1998 and 1997.

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

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities", was issued. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects the impact of SFAS 133 on its future earnings and financial position is not material (see Item. 7A: "Quantitative and Qualitative Disclosure about Market Risk").

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


Part III

Item 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's directors, executive officers and their respective ages and positions as of June 10, 1999 are as follows:

         Name                     Age      Date Appointed            Position
----------------------------    -------   ----------------  --------------------------------

James Yao ..................      45         Jan. 1997       Chairman of the Board & Director
Jeremy Wang (1) (2) ........      44         March 1999      President & Director
John O. Hing ...............      52         March 1999      Chief Finance Officer
Huaya Lu Tung ..............      46         March 1999      Treasurer
David Leung ................      54         Jan. 1997       Vice President & Director
James Liu ..................      44         Jan. 1997       Vice President & Director
Thomas V. White ............      47         March 1999      Vice President
Stefan H. Benger ...........      31         March 1999      Vice President
Haronld Tuan ...............      45         April 1999      Vice President
Max Lu .....................      45         April 1999      Vice President
De-Liang Wang ..............      41         March 1999      Vice President
Richard Ho .................      45         March 1999      Vice President
C. Jeffrey Gull ............      38         March 1999      Vice President
Simon Gu (1)(2) ............      44         Sept.  1997     Director
Jason Chang (1)(2)..........      45         March 1999      Director
Gary Huang .................      43         Jan. 1997       Secretary & Director


(1) Member of the Audit Committee.
(2) Member of the Compensation Committee


The following are biographies of the Company's executive officers and directors for the recent years.

JAMES YAO has been Chairman of the Company's Board of Directors since January 1997. Previously he served as President of the Company until March 1999. He has over 15 years of business experience in multinational companies as well as new ventures in textile and apparel industry, most recently with Yao Investment Corp. and Lotus International Holdings Corp., where he served as Chairman.
Mr. Yao graduated from Miya Gawa University in Tokyo, Japan.

JEREMY H.WANG has been President of the company since March 1999. He was elected as a Director of the Company in 1997. In the past fifteen years, Mr. Wang worked for Bell Laboratories and AT&T, and has been an independent consultant in the telecommunications industry. He has extensive experiences in the communications system development and product /project management. Mr. Wang has an MS in Engineering from University of Virginia, and an MS in Computer Science from New Jersey Institute of Technology.

JOHN O. HING has been appointed as Chief Financial Officer since March 1999. After earning his MBA from Harvard University in 1974, Mr. Hing was employed at Merrill Lynch in various capacities of substantial responsibility for 19 years. Most recently he served as CEO of U.S. Securities & Futures Corp. in New York, NY. He was a member of the Board Governor of New York Mercantile Exchange and a former president of Research Division of the Futures Industry Association.

HUAYA LU TUNG has been the Company's Treasurer since March 1999. Currently she serves as Chairman of U.S. Securities & Futures Corp. Previously she worked for AT&T for six years. Mrs. Tung received her bachelor degree from East Stroudsburg University and her MA degree from University of Rochester.

DAVID LEUNG has been a Director and Vice President of the Company since January 1997. Previously he served as General Manager of Shenzhen New Technology Development Co., Ltd. in Shenzhen, China. He is a director of Lotus International Holdings Corp. He was employed as a research fellow with Electronics Research Institute in Guangzhou, China under Academia Sinica from 1984 to 1992. Mr. Leung had a BS degree from Beijing Institute of Technology.

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

Mr. Harold Tuan was appointed as Vice President of the Company and Board Director of TurboNet Communications in April 1999. Mr. Tuan has over 20 years of research and development experience in digital TV system, Data-Over-Cable System, Signal Processing and Communication Systems. Mr. Tuan is the founder of TurboNet Communications and currently serves as its President.

Mr. Max Lu was appointed as Vice President of the Company and Board Director of Arescom Inc. in April 1999. Mr. Lu has more than 11-year management, marketing and engineering experiences in computer and communication industries. Mr. Lu was the Vice President of Engineering and marketing at CNet. He had led CNet to become the technology leader in Taiwan and to go public in December of 1995. Before CNet, Mr. Lu was the founder and Vice President of Lanwan Technologies in San Jose, California. His engineering experience includes working for Cisco, Hughes, ERSO, and NEOTECH from 1983 to 1991. Mr. Lu currently serves as President of Arescom, Inc.

THOMAS V. WHITE has been appointed as Vice President of the Company since March 1999. He has over 20 years of experience in a management and sales enhancing the overall productivity of the full-service brokerage operations. Before joining Lotus Pacific, Mr. White is President of U.S. Securities and Futures Corp. He has been a senior executive in many companies in the financial trading industry. Previously he was senior vice president of American Futures Group and Index Futures Group. Mr. White holds a BA degree in Business Administration and Quantitative Analysis from Bernard Baruch College.

STEFAN H. BENGER has been appointed as Vice President of the Company since March 1999. Mr. Benger has been the CEO and Chairman of Professional Market Brokerage, Inc. ("PMB") since 1995. Under Mr. Benger's leadership, PMB becomes a leading FCM with a reputation to be one of the most advanced futures trading firms in the global marketplace. Before founding PMB, Mr. Benger was president of WB Werbeagentur Stefan Benger GmbH and trading director at Futures & Options GmbH. Having experience in Europe and the United States, he is very familiar with the international aspects of trading various financial products, exchange and over-the-counter securities. He is a frequent speaker at various industry associations and conferences. His professional expertise is frequently quoted in industry publications.

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

COMPENSATION COMMITTEE

The Compensation Committee reviews and makes recommendations to the Board of Directors the appropriate compensation of directors and executive officers of the Company. The Compensation Committee consists of Messrs. Jeremy Wang, Simon Gu and Jason Chang.

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



                                                     SUMMARY COMPENSATION TABLE


                                          Annual Compensation                       Long Term Compensation
                                --------------------------------------- --------------------------------------------------
                                                                       Restricted  Securities
Names and Principle                                       Other Annual    Stock      Underlying     LTIP       All Other
   Position            Year      Salary ($)   Bonus ($)   Compensation    Award     Options/SAR    Payouts    Compensation
--------------------  -------   -----------  ----------  -------------- -----------  -----------  ----------  ------------

James Yao ..........   1998        68,000       ---           ---           ---          ---         ---          ---
Chairman               1997        18,000       ---           ---           ---        180,000       ---          ---
                       1996           ---       ---           ---           ---          ---         ---          ---

Jeremy Wang *.......   1999       120,000       ---           ---           ---          ---         ---          ---
President              1998         N/A         ---           ---           ---          ---         ---          ---

John O. Hing*.......   1999       120,000       ---           ---           ---          ---         ---          ---
Chief Financial        1998         N/A         ---           ---           ---          ---         ---          ---
Officer

James Liu  .........   1998        68,000       ---           ---           ---          ---         ---          ---
Vice President         1997           ---       ---           ---           ---        180,000       ---          ---
                       1996           ---       ---           ---           ---          ---         ---          ---

David Leung.........   1998           ---       ---           ---           ---          ---         ---          ---
Vice President         1997           ---       ---           ---           ---        500,000       ---          ---
                       1996           ---       ---           ---           ---          ---         ---          ---

--------------------------------------------------------------------------------------------------------------------------


* Messrs. Jeremy Wang and John O. Hing were appointed in March 1999. The salary indicated above are their initial annual base salary.

Each of the options issued above is currently exercisable at an exercise price of $6.00 per share and shall be expired on May 15 and May 30, 2002. As of June 10, 1999, no stock options have been exercised.

There are no reportable transactions between Lotus Pacific, Inc. and Lotus International Holdings Corp., Yao Investment Corp., Rightiming Electronics Corp., Evolving Investments Ltd. other than disclosure as shareholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth certain information known by the Company regarding the beneficial ownership of the Company's Common Stock as of June 10, 1999, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors, and (iii) directors and officers of the Company as a group.


FIVE PERCENT (5%) SHAREHOLDERS

                                       NO. OF SHARES
                                        BENEFICIALLY         PERCENT
 NAME OF BENEFICIAL OWNER                   OWNED            OF CLASS
--------------------------------    ---------------------  ------------

 Lotus International Holdings Corp.       8,286,670           11.3%
 200 Centennial Avenue, Suite 201
 Piscataway, NJ 08854

 Yao Investment Corp.                     8,000,000           10.9%
 200 Centennial Avenue, Suite 201
 Piscataway, NJ 08854

 Rightiming Electronics Corp.             6,000,000            8.2%
 P.O. Box 186
 Piscataweay, NJ 08855-0186

 Evolving Investments Ltd.                3,100,000            4.2%
 3706 Cricket Circle
 Edison, NJ 08820


The percentages indicated are based on the Company's outstanding Stock Options and Warrants exercisable as of June 10, 1999 and 63,784,470 shares of Common Stock issued and outstanding as of June 10, 1999.

As of June 10, 1999, there were 63,784,470 shares of the Company's Common Stock and 4,300 shares of Series A Preferred Stock issued and outstanding. Each share of Common Stock is entitled to one vote per share.

All issued and outstanding 4,300 shares of Preferred Class A Stock of the Company are owned by Lotus International Holdings Corp.

None of the Company's officers and directors own shares individually, except stock options. See Item 6. "Executive Compensation".

James Yao, Chairman of the Board of the Company and James Liu, Vice President of the Company, are two majority shareholders of Lotus International Holdings Corp., and both of them serve on the Board of that entity.

James Yao owns Yao Investment Corp.; Sunman Lee owns Evolving Investments Ltd., and Robert Wang and John Wang are principal shareholders of Rightiming Electronics Corp.

In addition to the shares of Common Stock and Series A Preferred Stock issued and outstanding, the Company also issued 1,090,000 shares of Stock Option in May 1997 to certain Directors and officers of the Company as part of their compensation. All options are exercisable at $6.00 per share and will expire in May 2002.

The following table sets forth the certain information known to the Company with respect to beneficial ownership of the Company's Common Stock Option as of June 10, 1999. A total of 1,090,000 shares of Common Stock Options were issued and outstanding as of June 10, 1999.

       BENEFICIAL OWNERS                       NO. OF SHARES
--------------------------------------      ---------------------
 James Yao, Chairman of the Board                  180,000
 Jeremy Wang, President & Director                 180,000
 David Leung, Vice President & Director            500,000
 James Liu, Vice President & Director              180,000
 Cheng Wang, Former Director                        50,000

All directors and executive officers
As a group                                       1,090,000

In May 1997, the Company issued 8,000,000 shares of redeemable Common Stock Warrants to Evolving Investments Limited. Each share of the warrants entitles the holder to purchase a share of the Company's Common Stock at $3.00 per share, void after May 5, 2002.

There are no arrangements including pledges by any person of the Company, which may result in a change in control of the Company at a subsequent date.


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


ITEM 14.       EXHIBITS AND REPORTS ON FORM 8-K

 (a)    The following documents are filed as a part of this report:

    1. Financial Statements and Reports of Schiffman Hughes Brown, Independent Auditors

        Report of Schiffman Hughes Brown, Independent Auditors

        Audited Consolidated Balance Sheets as of June 30, 1998 and 1997

        Audited Consolidated Statements of Operations - for the Fiscal Years Ended June 30, 1998, 1997 and 1996

        Audited Consolidated Statements of Shareholders' Equity - for the Fiscal Years Ended June 30, 1998, 1997 and 1996

        Audited Consolidated Statements of Cash Flows - for the Fiscal Years Ended June 30, 1998, 1997 and 1996

        Notes to Audited Consolidated Financial Statements

    2.  Financial Statement Schedule

    3.  Exhibits

      3.1  Certificate of Incorporation of the Registrant, as amended (Exhibit
           3.1 to General Form for Registration of Securities on Form 10/A, filed June 17, 1999)

      3.2  Certificate of Incorporation of the Registrant, as amended (Exhibit
           3.1 to General Form for Registration of Securities on Form 10, filed October 27, 1998)

      3.3 Bylaws of the Registrant, as amended (Exhibit 3.2 to General Form for Registration of Securities on Form 10, filed October 27, 1998)

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

      (9) The Company filed a Form 8-K/A on April 6, 1999 to amend its previously report that filed on October 14, 1998.

      (10) The Company filed a Form 8-K on April 23, 1999 to report to appoint senior officers and board members.





                               Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant had duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


Date: June 21, 1999                    Lotus Pacific, Inc.

                                       By:  /s/  James Yao
                                       -------------------------------------
                                       James Yao, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrants and in capacities and on the dates indicated.

/s/   Jeremy Wang
--------------------------------------         Date:    June 21, 1999
Jeremy Wang, President & Director


/s/ John O. Hing
--------------------------------------         Date:    June 21, 1999
John O. Hing, Chief Financial Officer


/s/   David Leung
--------------------------------------          Date:    June 21, 1999
David Leung, Vice President & Director


/s/   James Liu
--------------------------------------          Date:    June 21, 1999
James Liu, Vice President & Director


 /s/ Jason Chang
--------------------------------------          Date:    June 21, 1999
Jason Chang, Directoir


 /s/ Simon Gu
--------------------------------------          Date:    June 21, 1999
Simon Gu, Director


/s/ Gary Huang
--------------------------------------          Date:    June 21, 1999
Gary Huang, Secretary & Director












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


/s/

Schffman Hughes Brown
Blue Bell, Pennsylvania
September 4, 1998




790 PENLLYN PIKE, SUITE 302, BLUE BELL, PENNSYLVANIA 19422
215) 646-2000  FAX (215) 646-1937









                    LOTUS PACIFIC, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           JUNE 30, 1998 AND 1997




                                                       1998             1997
                                                  ---------------   -------------
                   ASSETS
Current Assets
 Cash .......................................       $ 3,262,929      $ 357,212
 Accounts Receivable ........................         7,157,831        692,215
 Prepaid Expenses  ..........................           760,295            ---
 Advance ....................................               ---          2,354
                                                  --------------    -----------
    Total current assets.....................        11,181,055      1,051,781

Property and equipments:
 Furniture and office equipment .............            93,666         93,158
 Equipment ..................................         1,541,231      1,502,120
 Leasehold improvements .....................            75,612          1,041
                                                  --------------    -----------
                                                      1,710,509      1,596,319
    Less: accumulated depreciation ..........           349,460         27,254
                                                  --------------    -----------
                                                      1,361,049      1,569,065
Other assets:
 Intangible asset, net of accumulated
  amortization of $370,477 and $28,480
   in 1998 and 1997, respectively ...........         5,439,523      5,781,520
 Goodwill, net of accumulated amortization
   Of $1,067,544 in 1998 ....................        27,400,414            ---
 Deposit ....................................            72,792          1,700
                                                  --------------    -----------
                                                     32,912,729      5,783,220

                                                  $  45,454,833    $ 8,404,066
                                                  ==============   ============



      LIABILITY AND STOCKHOLDERS' EQUITY


Current liabilities:
 Account payable ............................      $  2,752,381     $   20,478
 Refundable deposit (Note 3) ................           120,000            ---
 Salaries Payable ...........................            63,819            ---
 Payroll taxes payable ......................            32,234         25,771
 Income taxes payable (Note 6) ..............            42,110        123,392
                                                  --------------   ------------
   Total current liabilities ................         3,010,544        169,641

Minority interest in subsidiary (Note 5).....         6,569,544      2,317,815

Commitments (Note 11)

Stockholders' equity:
 Common stock (Note 8) ......................           47,387          40,737
 Preferred stock, Series A (Note 8) .........                4               4
 Common Stock Warrant (Note 8) ..............           80,000             ---
 Additional paid-in capital .................       38,708,698       6,188,348
 Accumulated deficit ........................      (2,961,344)       (312,479)
                                                 --------------   -------------
                                                    35,874,745       5,916,610

                                                  $ 45,454,833     $ 8,404,066
                                                 ==============   =============



  The accompanying notes are an integral part of these financial statements






                          LOTUS PACIFIC, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED JUNE 30, 1998,1997 AND 1996


                                                      1998            1997           1996
                                                 --------------   --------------  ------------

Sales .....................................      $16,698,371       $ 1,990,481            ---
Cost of sales .............................       13,101,600         1,776,763            ---
                                                 -----------      ------------      ---------
Gross profit ..............................        3,596,771           213,718            ---

Royalty income (Note 12) ..................        1,800,000               ---            ---

Operating expenses
 Selling, general and admin ...............        3,962,231           259,887         17,934
 Research and development .................        4,371,990           103,870            ---
                                                 -----------       -----------     ----------
   Total operating expenses ...............        8,334,221           363,757         17,934

Operating Loss ............................      (2,937,450)         (150,039)       (17,934)
                                                 -----------        ----------     ----------
Other income (expenses):
 Interest income ..........................           36,302            13,880         11,008
 Interest expense .........................         (46,259)               ---            ---
 Gain on sale of investment ...............              ---           398,805            ---
 Equity in earnings of
  unconsolidated subsidiary ...............              ---               ---         29,090
 Foreign exchange gain ....................               99               144            ---
                                                 -----------        ----------      ---------
                                                     (9,858)           412,829         40,098
Net income (loss) before income taxes
  and minority interest in income
  of consolidated subsidiaries ............      (2,947,308)           262,790         22,164
                                                 -----------        -----------     ---------
Income tax benefit (expenses) (Note 6).....          80,714          (123,842)            ---

Minority interest in loss of
  consolidated subsidiaries ...............         217,729             82,185            ---

Net income (loss) .........................   $ (2,648,865)         $  221,133     $   22,164
                                             ==============        ===========   ============

Net income (loss) per share

  Basic ...................................         $(0.06)             $ 0.01          $0.00

  Diluted .................................         $(0.06)             $ 0.00          $0.00

Weighted average shares....................      44,421,334         29,238,081     26,799,387



  The accompanying notes are an integral part of these financial statements







                           LOTUS PACIFIC, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED IN JUNE 30, 1998, 1997 AND 1996



                                 Common        Preferred      Common                  Additional
                                 Shares          Shares        Stock                   Paid-in
                               Outstanding    Outstanding     Warrants    Amount       Capital        Deficit       Total
                             --------------  --------------  ---------- ------------  -------------  ---------    ----------
Balance
 June 30, 1995.............     26,347,054       4,300           ---     $ 26,351      $ 746,433    $ (555,776)  $  217,008

Issuance of
 common stock .............       590,000          ---           ---          590        145,715           ---      146,305

Net Income for the year
 Ended June 30, 1996 ......     ----------   -----------     ----------  --------     ----------        22,164       22,164

Balance
 June 30, 1996 ............    26,937,054        4,300           ---       26,941        892,148      (533,612)     385,477

Issuance of
  common stock ............    13,800,000          ---           ---       13,800      5,296,200           ---    5,310,000

Net income for the year
  ended June 30, 1997 .....   ------------  ------------      ----------  --------    -----------       221,133     221,133

Balance
 June 30, 1997 ............    40,737,054        4,300           ---       40,741      6,188,348      (312,479)   5,916,610

Issuance of
 common stock .............      536,000           ---           ---          536      2,071,464            ---   2,072,000

Issuance of
  Common stock
  For services ............      113,750           ---           ---          114        454,886            ---     455,000

Issuance of
  Common Stock
  For purchase
  of subsidiary ...........    6,000,000           ---           ---        6,000     29,994,000             --- 30,000,000

Issuance of Common
  Stock Warrants ..........          ---           ---     8,000,000       80,000            ---             ---     80,000

Net loss for the year
  ended June 30, 1998 .....    ----------   -----------    ----------   ---------      ---------    (2,648,865)  (2,648,865)

Balance
 June 30, 1998.............   47,386,804          4,300    8,000,000     $127,391    $38,708,698    $(2,961,344) $35,874,745




   The accompanying notes are an integral part of these financial statements







                    LOTUS PACIFIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                              1998           1997                1996
                                                       ----------------- --------------  ---------------
Cash flows from operating activities:
 Net income (loss) ................................     $(2,648,865)      $  221,133        $  22,164
 Adjustments to reconcile income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization  ..................        1,731,903          55,734              ---
  Common stock issued for services ................          455,000             ---              ---
  Gain on sale of investment ......................              ---       (398,805)              ---
  Equity in earnings of unconsolidated subsidiary                ---             ---         (29,090)
 Changes in assets and liabilities:
  Increase in accounts receivable .................      (6,465,616)       (692,215)              ---
  Increase in prepaid expenses ....................        (760,295)             ---              ---
  Increase (decrease) in advances .................            2,354         (2,354)              ---
  Increase in deposit .............................         (71,092)         (1,700)              ---
  Increase (decrease) in accounts payable .........        2,731,903          20,478          (4,400)
  Increase in payroll taxes payable ...............            6,463          25,771              ---
  Increase in salaries payable ....................           63,819             ---              ---
  Increase (decrease) in income tax payable .......         (81,282)         123,392              ---
  Increase in minority interest in subsidiary......        5,783,771       2,317,815              ---
                                                        ------------   -------------      -----------
Net cash provided by (used in) operating activities          748,063       1,669,249         (11,326)

Cash flows from investing activities:
 Purchase of property and equipment ...............        (114,346)     (1,596,319)              ---
 Purchase of intangible asset .....................              ---     (5,810,000)              ---
 Proceeds from sale of investment .................              ---         571,200              ---
                                                       -------------   -------------    -------------
Net cash used in investing activities..............        (114,346)     (6,835,119)              ---

Cash flows from financing activities:
 Issuance of common stock .........................        2,072,000       5,310,000            3,000
 Issuance of common stock warrants ................           80,000             ---              ---
 Increase in refundable deposit....................          120,000             ---              ---
                                                       -------------     -----------    -------------
Net cash provided by financing activities..........        2,272,000       5,310,000            3,000

Net cash increase (decrease) in cash ..............        2,905,717         144,130          (8,326)

Cash, beginning ...................................          357,212          213,082         221,408

Cash, ending ......................................      $ 3,262,929       $  357,212       $ 213,082
                                                       =============     ============    ============

Supplemental disclosure of cash flow information:
 Cash paid for taxes ..............................            $ 500          $  100             ---

Supplemental disclosure of non-cash financing activities:

Issuance of common stock for services .............        $ 455,000             ---         $ 3,000
Issuance of common stock
 for purchase of subsidiary........................      $30,000,000             ---             ---



   The accompanying notes are an integral part of these financial statements




                    LOTUS PACIFIC, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1998, 1997 AND 1996

1.     Description of business:

Lotus Pacific, Inc. (the "Company") is a holding company and its main business is conducted through its three subsidiaries: Regent Electronics Corp. ("Regent"); LPF International Corp. ("LPF"); and Richtime Far East, Ltd.

Regent is a New Jersey based cybetech corporation. Regent generates its income from selling products to China or its neighboring countries through a combination of direct sales, under reseal agreement, or through distribution channels, such as governmental authorities and local cable TV stations. The Company owns 87.3% of Regent's equity interest.

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

2. Summary of significant accounting policies:

Principle of Consolidation:

The accompanying financial statements include the accounts of Lotus Pacific, Inc.; its 87.3%-owned subsidiary, Regent Electronics Corp.; and its wholly owned subsidiaries, Richtime Far East, Ltd. and LPF International Corp. The 12.7% non-owned portion of Regent Electronics Corp. appears as minority interest in subsidiary on the balance sheet. All intercompany transactions have been eliminated in consolidation.

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


                        LOTUS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1998, 1997 AND 1996


Goodwill:

Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations, is amortized on the straight-line method over 20 years. The carrying amount of goodwill is reviewed annually using estimated undiscounted cash flows for the businesses acquired over the remaining amortization periods. Amortization expense charged to earnings amounted to $1,067,544.

Equipment and Depreciation:

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over their estimated useful lives from 3 to 40 years. Depreciation expense for the years ended June 30, 1998 and 1997 was $322,594 and $27,254, respectively.

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

Foreign currency:

All balance sheet accounts of foreign operations are translated into U.S. dollars at the year end rate of exchange and statements of earnings items are translated at the weighted average exchange rates for the year. Gains and losses from foreign currency transactions are included in the consolidated statements of earnings.



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

3. Refundable deposit:

Represents money deposited with the Company in June 1998 from a potential investor who has requested his money be returned. The $120,000 was refunded to him in July 1998.

4. Issuance of Stock:

During the year ended June 30, 1998, the Company issued an aggregate of 6,649,750 shares of its common stock. 536,000 shares of common stock were issued for cash consideration of $2,072,000, 113,750 shares of common stock were issued for consulting services, and 6,000,000 shares of common stock were issued to purchase an additional 17% interest in Regent Electronics Corp.

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

Regent Electronics Corp.:

In April and May 1997, the Company also acquired 70% of the common stock of Regent Electronics corp. for $5,388,000. In September 1997, the Company purchased an additional 17% of the common stock of Regent Electronics Corp. through the issuance of 6,000,000 shares of common stock. Regent Electronics Corp. was incorporated to manufacture electronic Interest access products to be marketed and sold in the Far East. The accounts of Regent Electronics Corp. are consolidated with the parents (Lotus Pacific, Inc.) accounts.


LPF International Corp.:

In February 1998, the Company formed LPF International Corp. for $1,300,000. LPF International Corp. was incorporated to be a broker in the worldwide textile and apparel business. The accounts of LPF International Corp. are consolidated with the parent's (Lotus Pacific, Inc.) accounts.


Richtime Far East, Ltd.:

In April 1997, the Company formed Richtime Far East, Ltd. (a Hong Kong corporation) with an investment of $600,000. Richtime Far East, Ltd. operates as a broker in the worldwide textile and apparel business. The accounts of Richtime Far East, Ltd. are consolidated with the parent's (Lotus Pacific, Inc.) accounts.


6. Income Taxes:

Income taxes for years ended June 30, 1998 and 1997 consisted of the following:

                             1998              1997
                       ---------------   --------------
  Current:

    Federal              $ (61,917)         $ 92,120
    State                  (18,797)           31,722
                       ---------------   --------------
                          $(80,714)         $123,842
                       ==============    ==============





                      LOTUS PACIFIC, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         JUNE 30, 1998, 1997 AND 1996


 7. Financial Instrument:

Cash accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1998 and June 30, 1997, the uninsured balance was $2,743,480 and $56,199, respectively.

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

9. Significant customers:

For the year ended June 30, 1998, the Company had three customers with billings in excess of 10% of total revenues. These three customers accounted for approximately 51% of the Company's total revenues. Of the total revenue, Shanghai Hong Sheng Development Corp. accounted for $4,840,000 (26.2%), Full Chance China Ltd. $2,749,000 (14.9%), and D&T Corp. $1,815,000 (9.8%).

10. Stock options:

In May 1997, the Company granted 1,090,000 shares of stock options to certain officers and directors. Exercise price on the options is $6.00 per common share, are 100% vested and expire five years from grant date. All issuances were granted at the fair market value of the Company's common stock at time of grant. As of June 30, 1998 and 1997, no options have been exercised.

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

Had compensation cost for the Company's stock options been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                           1998              1997
                                     ---------------   ---------------
  Net income (loss):

     As reported ..............       $(2,648,865)       $   221,133
     Pro forma ................        (2,648,865)         (803,467)

  Net income (loss) per common share:

     As reported...............           $ (0.06)          $   0.01
     Pro forma.................           $ (0.06)          $ (0.03)


Significant assumptions used to calculate the above fair value of the awards are as follows:

    Risk free interest rates of return                 6.00%
    Expected option life                               60 months
    Expected dividends                                 $ -0-


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

12. Royalty income:

In 1998, Regent entered into licensing agreements with two unrelated parties. Generally, the agreements require a one-time, non-refundable fee which will permit the unrelated parties to market and distribute Regent's products in China.


                    LOTUS PACIFIC, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 1998, 1997 AND 1996


13. Condensed Financial Statements for Regent Electronics Corp. at June 30, 1998 and 1997:



                          BALANCE SHEET

                     ASSETS
                                             1998                1997
                                         -------------     ---------------

Current assets .......................   $  7,232,436         $   205,035
Property and equipment ...............      1,281,029           1,564,334
Other assets .........................      5,461,930           5,783,220
                                         --------------     --------------
                                           13,975,395          $7,552,589
                                         ==============     ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities ..................    $ 2,134,683           $  38,539

Stockholders' deficit:
 Common stock ........................         26,000              26,000
 Preferred stock .....................          1,500                 ---
 Stock warrants ......................          1,500                 ---
 Additional paid-in capital ..........     13,760,500           7,762,000
 Accumulated deficit .................    (1,948,788)           (273,950)
                                        --------------      --------------
                                           11,840,712           7,514,050

                                          $13,975,395         $ 7,552,589
                                        ==============      ==============




                       STATEMENTS OF OPERATIONS



Sales ................................   $ 6,155,000                  ---
Cost of sales ........................   (3,408,500)                  ---
Interest income ......................        30,535             $  2,563
Royalty income .......................     1,800,000                  ---
Operating costs and expenses .........   (6,251,873)            (276,513)
                                       --------------       --------------
Net Loss ............................. $ (1,674,838)          $ (273,950)
                                       ==============       ==============






                  LOTUS PACIFIC, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 1998, 1997 AND 1996


                       STATEMENT OF CASH FLOWS


Cash flows used
 in operating activities ............. $ (3,914,716)          $ (235,411)

Cash flows used
 in investing activities .............      (38,083)          (7,347,554)

Cash flows from
 financing activities ................     6,436,500            7,788,000
                                        ------------        -------------
Net increase in cash..................    $2,483,701            $ 205,035



13. Condensed Financial Statements for LPF International Corp. at
   June 30, 1998:

                                  BALANCE SHEET


                                       ASSETS

Current assets .......................             $  1,435,933
Property and equipment ...............                   75,603
Other assets .........................                   50,617
                                                   ------------
                                                    $ 1,562,153
                                                   =============

     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities ..................               $  171,962

Stockholders' deficit:
 Common stock ........................                1,300,000
 Retained earnings ...................                   90,191
                                                   -------------
                                                      1,390,191

                                                    $ 1,562,153
                                                   =============




                   STATEMENT OF OPERATIONS

Sales ................................             $  4,843,940
Cost of sales ........................              (4,580,823)
Interest income ......................                       67
Operating costs and expenses .........                (172,993)
                                                   ------------
Net income ...........................                $  90,191





               LOTUS PACIFIC, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   JUNE 30, 1998, 1997 AND 1996



                                   STATEMENT OF CASH FLOWS


Cash flows used
 in operating activities .............             $  (984,919)

Cash flows used
 in investing activities .............                 (75,603)

Cash flows from
 financing activities ................                1,300,000

Net increase in cash .................               $  239,578



13. Condensed Financial Statements for Richtime Far East, Ltd. at
   June 30, 1998 and 1997:


                                  BALANCE SHEET


             ASSETS                              1998           1997
                                           --------------    ------------

Current assets .......................       $ 2,247,874      $   780,749
Property and equipment ...............             2,321            2,527
                                           -------------     ------------
                                             $ 2,250,195        $ 783,276


  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities ..................       $ 1,467,362        $ 476,168

Stockholders' equity:
 Common stock ........................           129,366          129,366
 Retained earnings ...................           653,467          177,742
                                           -------------     ------------
                                             $ 2,250,195        $ 783,276




                      STATEMENT OF OPERATIONS


Sales ................................       $ 5,699,496      $ 1,990,481
Cost of sales ........................       (5,112,400)      (1,776,763)
Interest income ......................             2,687            2,693
Interest expense .....................          (46,259)              ---
Foreign exchange gains ...............                99              144
Operating costs and expenses .........          (67,898)         (38,812)
                                            ------------     ------------
Net income ...........................        $  475,725        $ 177,743







                   LOTUS PACIFIC, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 1998, 1997 AND 1996


                           STATEMENT OF CASH FLOWS


Cash flows used
     in operating activities .........        $ (18,395)      $ (508,309)
Cash flows used
    in investing activities ..........             (336)          (3,158)
Cash flows from
   financing activities ..............               ---          600,000
                                             -----------     ------------
Net increase (decrease) in cash ......          (18,731)           88,533

Cash, beginning ......................            88,533              ---

Cash, ending .........................          $ 69,802         $ 88,533