Form 10-K
period 1999-06-30
LOTUS PACIFIC INC
filed 1999-10-01
CIK 789945

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


                            FORM 10-K

             (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended June 30, 1999

             ( ) TRANSITION REPORT PURSUANT TO SECTION
            13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number: 000-24999
                    ---------------------------------

                        LOTUS PACIFIC, INC
         (Exact name of registrant as specified in its charter)
          ------------------------------------------------------
                              Delaware
                       (State of Organization)
                       ------------------------
                             52-1947160
                (I.R.S. Employer Identification Number)
                ---------------------------------------
      200 Centennial Avenue, Suite 201, Piscataway, New Jersey 08854
                (Address of principal executive offices)
                ----------------------------------------
                           (732) 885-1750
             (Registrant's telephone number, including area code)
             ----------------------------------------------------

      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  ( X )   No (  )

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $405 million as of September 28, 1999 (based on the closing price for the Common Stock on the OTC Bulletin Board on that date). For purposes of this computation, shares held by affiliates and by directors and officers of the Registrant have been excluded. Such exclusion of shares held by directors and officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

   As of September 28, 1999, there was 64,544,474 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.




                            LOTUS PACIFIC, INC.

                                FORM 10-K

                      FOR THE YEAR ENDED JUNE 30, 1999



                           TABLE OF CONTENTS
  Part I

    Item 1.    Business
    Item 2.    Properties
    Item 3.    Legal Proceedings
    Item 4.    Submission of Matters to a Vote of Security Holders

  Part II

    Item 5.    Market for Registrant's Common Equity and Related Stockholder
               Matters
    Item 6.    Selected Financial Data
    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
    Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
    Item 8.    Financial Statements and Supplementary Data
    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Part III

    Item 10.   Directors and Executive officers of the Registrant
    Item 11.   Executive Compensation
    Item 12.   Security Ownership of Certain Beneficial Owners and Management
    Item 13.   Certain Relationship and Related Transactions

  Part IV

    Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

               Signatures






                                       Part I

ITEM 1. BUSINESS

GENERAL

Lotus Pacific, Inc. (the "Company" or "Registrant") is an Internet technology and services company. Through its subsidiaries, Regent Electronics Corp. ("Regent"), TurboNet Communications ("TurboNet"), and Arescom Inc. ("Arescom), the Company develops and markets a broad range of Internet-related products and services in the United States and international markets. The Company's products include TeleWeb systems, WonderTV/TeleWeb set-top boxes, cable modems, cable modem chips, routers, cable data bridges and ISDN remote managing software. The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "LPFC".

The Company was incorporated under the laws of the State of Delaware on June 25, 1985 as Quatech, Inc. to raise capital, investigate, and acquire suitable assets or properties. In April 1987, the Company completed a public offering of securities registered on Form S-18 with the Securities and Exchange Commission. In June 1993, the Company disposed all of its interests in other entities and ceased to have any business operations.

In September 1994, the Company was reorganized and changed its name to Lotus Pacific, Inc. In January 1997, pursuant to a decision made by the shareholders, the Board of the Company adopted a resolution to change all the board members and officers of the Company. The Company then set up two wholly owned subsidiaries, Regent Electronics Corp., registered in the State of Delaware and Richtime Far East Ltd. in Hong Kong. In February 1998, the Company set up a new wholly owned subsidiary, LPF International corp. ("LPF"). LPF was incorporated in the State of Delaware and operated in New York, NY. Richtime Far East Ltd. was then merged into LPF to be an indirect subsidiary of the Company.

In June 1997, the Company, through its subsidiary Regent Electronics Corp., acquired Amiga-based multimedia technology and its related assets and rights from Rightiming Electronics Corp. for an aggregate consideration of $5 million in cash plus 8 million shares of common stock of Regent Electronics Corp.
The acquired assets included all Amiga-Commodore's patents, licenses, trademarks, and copyrights that were to be registered and used in China, Taiwan, Hong Kong, Macao, and the bordering countries between China and the former Soviet Union.

In order to concentrate on its Internet-related products and services, on September 30, 1998, the Company sold all of its ownership interest in LPF and Richtime, including all assets and liabilities, to Clarinet Overseas Ltd., for an aggregated consideration of $2.5 million in cash.

On February 12, 1999, the Company signed agreements to acquire 100% equity interest in each of the following two brokerage firms: US Securities & Futures Corp. ("USSF"), New York, NY and Professional Market Brokerage, Inc. ("PMB"), Chicago, IL. Both USSF and PMB are registered with Commodity Futures Trading Commission ("CFTC") as Futures Commission Merchant ("FCM") and are members of the National Futures Association ("NFA"). The acquisitions were consummated on March 1, 1999 and February 25, 1999, respectively.

The purpose of the acquisitions of USSF and PMB was to integrate the Company's own Internet access devices (WonderTV set-top box) with much-demanded online trading services. The integration would allow the Company to provide its own end-user set-top boxes to its online trading customers and to constantly upgrade and enhance its hardware and software in response to market conditions and customer needs.

On March 15, 1999, the Company entered into an Acquisition Agreement to acquire a majority of equity interest of TurboNet Communications, a premier developer of advanced digital communications products for the cable and satellite industries in San Diego, California ("TurboNet"). Under the terms of the Acquisition Agreement, the Company issued $80 million of worth of its restricted stock shares in exchange for 81% of TurboNet's equity. The Company also agreed to provide TurboNet with $20 million of cash as working capital. TurboNet agreed that the Company's common shares issued to TurboNet's shareholders shall be restricted from being sold, in whole or in part, until TurboNet's annual gross revenue has exceeded $30 million with pretax annual net income of not less than $6 million.

TurboNet designs, develops and markets telecommunications products to cable operators, network service providers, and communications network users in the United States and Asian countries. Its primary products include cable modem chipsets, MCNS compliant cable modems and MCNS cable data bridges.

On March 15, the Company entered into an agreement with Arescom Inc., a Fremont, California corporation ("Arescom"). Under the terms of the agreement, the Company issued $30 million of worth of its restricted shares to acquire
81% of Arescom's equity. The Company also agreed to provide Arescom with $10 million of cash as working capital. All shareholders of Arescom agreed that all the Company's common shares issued to them shall be restricted from being sold until Arescom has reached a target of annual sales of $15 million and annual net income before income tax of not less than $3 million.

Founded in the Silicon Valley of California, Arescom designs, manufactures and markets a broad range of high quality remote access products, such as routers and remote managing software, and other inter-networking equipment under the PSTN, ISDN, xDSL and Ethernet environments for Internet Service Providers (ISPs), resellers, and system integrators in North America market.

On June 28, 1999, the Company transferred all its ownership interests in each of U.S. Securities & Futures Corp. and Professional Market Brokerage, Inc. to USS Online Inc., the Company's newly created entity, to run those two financial service subsidiaries. The Company also approved the USS Online's Employee Incentive and Management Compensation Plan, whereby 5 million shares of capital stock of USS Online, Inc. were issued to its employees and senior executive officers. As a result of said Plan, the Company's ownership in USS Online was reduced from 100% to approximately 44%. The Company also approves that USS Online Inc. grants options to the Company's common stock holders of record as of August 30, 1999, on a pro rata basis, to purchase 32,272,237 shares of its common stock at $0.01 per share upon its completion of an initial public offering. The Option experies two (2) years after the completion of the initial offering of USS Online Inc.

On April 22, 1999, the Company registered a new subsidiary, Lotus World, Inc., in the State of Delaware. Lotus World provides online shopping and online auction services to multinational clients.

On September 1, 1999, the Company formed a joint venture, TCL International, Inc., with TCL Holdings (BVI) Ltd., a company headquartered in Hong Kong. The Company and TCL Holdings (BVI) each owns 50% share of the joint venture. The joint venture was created to develop, to manufacture, to market information technology products, and to utilize such products to provide Internet and other network services in China. TCL Holdings (BVI) Ltd. is a subsidiary of TCL Group, China's fifth largest electronics group with 1998 revenue of RMB 9.8 billion (US $1.2 billion).

PRODUCTS AND SERVICES

As of the date hereof, three subsidiaries of the Company: Regent Electronics Corp., TurboNet Communications, and Arescom Inc., have their own products.

Regent Electronics Corp.

Regent designs, develops, provides and markets Internet-related products and services to electronics manufacturers, commercial cable-TV networks, hotels, and general individual customers. Its principal products are TeleWeb systems and WonderTV/TeleWeb set-top boxes.

WonderTV A9000 Set-Top Box
The WonderTV A9000 set-top box is an Internet access device for the U.S market. It enables users to dial the Internet via regular phone line. Customers can use their home television as the monitor to browse the Internet. The WonderTV A9000 has a built-in modem and comes with a remote keyboard and a remote control. Besides household usage, the WonderTV A9000 can also be used in hotel rooms and in educational facilities. The WonderTV's unique functionality and easy -to-use attributes, open the door for those who have little computer experience to go online, to trade online and to entertain online. The Company is planning to add more features in the box, such as pay-per-view, real-time stock and commodity trading, and home shopping.

TeleWeb Systems
The TeleWeb system is an electronic system that collects, processes, and stores a huge amount of information in a storage center, and then broadcasts the stored information directly to home users via a cable TV network. Unlike conventional Internet Service Providers (ISP), the Company's TeleWeb system does not require users to have a computer or to worry about telephone charges. By paying a small monthly fee, users can receive a variety of information, such as business, finance, politics, education, tourism, culture,entertainment, weather and shopping information. The TeleWeb System compiles all the information from the Internet and other sources, then categorizes the retrieved information into channels. The Company's TeleWeb systems are mainly targeted for the Chinese market.

WonderTV A9000C Cable Modem Set-Top Box
The WonderTV A9000C is a DOCSIS 1.0 compliant cable modem set-top box. The A9000C offers users access to the Internet via cable at speeds up to 50 times faster than a regular modem telephone connection. With a regular TV set as a monitor, the A9000C has a full service Internet browser, multi-media features and multi-language capability.

TeleWeb A9000 Set-Top Box
The TeleWeb A9000 is a user-end box functioned as a terminal to connect TV and the Internet in the Company's TeleWeb System. Using the TeleWeb A9000, users can get on-line via TV cable and receive TeleWeb broadcasting information. Based on users' preferences, the TeleWeb A9000 will automatically filter and download the data. Its purpose is not only to offer a whole solution to low-end customers and high-end information distributors, but also to simplify its use with hit-and-go functionality for non-professionals with varied backgrounds. TeleWeb A9000 set-top boxes are mainly targeted at the Chinese market.

There are many advantages for consumers and operators to use the TeleWeb system and its TeleWeb set-top boxes in the Chinese market. The advantages include: (1) access to Internet data independent of ISP and local phone charges; (2) utilizing existing networks with no new infrastructure investments needed; (3) information access controlled easily by operators or by government agencies (a very important factor for the Chinese markets and for other Asian countries); and (4) NTSC and PAL TV system compatible.

Supported by its TeleWeb system and TeleWeb set-top boxes, the Company is able to compile and broadcast information to the Chinese cable-TV subscribers. The Company is currently negotiating with several government-run cable TV operators in China to install its TeleWeb system and distribute TeleWeb set-top boxes to cable TV subscribers.

TurboNet Communications

TurboNet designs, develops and markets telecommunications products to cable operators, network service providers, and communications network users. Its principal products include cable modems, cable modem chips and cable modem accessories.

MCNS Cable Network Module
Cable modems is a new technology offering high-speed Internet access. It connects a personal computer to the cable network and promise connection speeds up to 30Mbps. With cable modem services, subscribers share an Internet feed with all other subscribers in their region. The modems can be sold separately or packaged into set-top boxes. The Company's MCNS Cable Network Module ("TurboPort cable modem") presents a new standard in data over cable modems, which permits an extraordinary level of home access to online services for the home subscribers with broadband data rates over conventional CATV HFC networks. It offers high speed data transfers for advanced interactive video, high performance links for IP traffic, and low latency capability. MCNS compliance assures performance and interoperability with multiple vendors CMTS equipment. The downstream modulation provides the industry-accepted 64-QAM as well as the extension to 256-QAM to offer greater efficiencies in bandwidth utilization of the HFC infrastructure. The upstream modulation utilizes a burst QPSK or QAM-16 modulation with pre-equalization to maintain a robust link.

The OEM cable modem the Company manufactured for Toshiba has been certified for retail sale by Cable Television Laboratories, Inc. (Cablelabs) in Louisville, Colorado. It was the first of two DOCSIS cable modems certified by CableLabs.

MCNS Cable Data Bridge
Cable data bridge is a cable data networking device that offers system operators to seamlessly hook a managed network interface from a router or wide area network (WAN) to the broadband CATV network for distribution of Ethernet traffic to the cable modems in end-users' home or offices. Cable data bridge is less costly and faster than a router, but also less intelligent. They are typically chosen for use in small network environments. The Company's MCNS-compliant Cable Data Bridge permits system operators to offer unparalleled packet data performance using a standard that is accepted and supported by most the world's large system operators, CableLabs, and major cable data equipment vendors. The flexible architecture allows an upgrade path as new standards, system features, and quality of services arise, while minimizing additional capital outlays for the operators.

The downstream modulation of the Company's MCNS Cable Data Bridge provides the industry-accepted 64-QAM format as well as the 256-QAM format, so that it is able to offer even greater efficiencies in bandwidth utilization of the HFC infrastructure. This modulation in inter-operable with the IEEE 802.14 standards and can be readily adapted for systems requiring DAVIC, DVB, or ITU-T J.83 Annex A and C coding. The upstream modulation utilizes a burst
QPSK or QAM-16 modulation with pre-equalization to maintain a robust link.
The burst demodulation can be configured to meet the MCNS, IEEE 802.14, and DAVIC standards.

Arescom

Arescom designs, manufactures and markets a broad range of high quality remote access products, such as routers and remote managing software, and other inter-networking equipment under analog, ADSL, PSTN, ISDN, xDSL and Ethernet environments for Internet Service Providers (ISPs), resellers, and system integrators.

ROUTERS
Routers are advanced interconnection devices that provide links between local area networks (LANs) that use different protocols. After evaluating and compensating for such factors as network congestion and the distance between a transmission's source and destination, they pick the best path for moving a packet of information closer to its destination. Routers are more reliable and secure than bridges, and also more expensive. Consequently, routers are generally used in larger multi-protocol networks. The Company offers a variety of backbone and remote routers for small-to-medium-sized businesses to facilitate enterprise internetworking under analog, PSTN, ISDN, xDSL, ADSL and Ethernet environments. With the router, an unlimited number of Ethernet local area network users can access a Wide Area Network (WAN) via a single ISDN line. The Company's router products include NetDSL ADSL router, Apex 1100, Apex 1100-2p (both for US market), NetLinker7x (for European and Asian markets),
EZ Rider Pro and NetLink 7x ISDN BRI Router-Hub. These ISDN BRI access routers (bridge, router, terminal adapter, and Internet gateway) offers small offices and home business interoffice and Internet connectivity via an ISDN BRI line with high-speed and shared access to the Wide Area Network.

The Company is the first and the only router manufacturer that offers five methods of router configuration and management as standard on router products. Based on its stringent testing, MindSpring's ISDN Compatibility Lab has included the Company's Asex 1100 in MindSpring's Dedicated Access Program for businesses.

ANALOG ROUTERS AND xDSL ROUTERS
Targeted at small office/home office (SOHO) and corporate telecommuters, the Company's Internet access router-hub (EZ Rider Pro and NetLink 7x ISDN BRI Router-Hub) allows unlimited users in a home or office to share a single IP address from a standard dial-up account with a 10 or 100 MB Ethernet LAN to access the Internet. With a 56K analog modem, EZ Rider Pro offers primary dial out and extra backup to ensure no downtime if the Cable or ADSL line fails, and NetLink 7x comes equipped with an IP router, a 7-port Ethernet hub and an ISDN interface.

ISDN REMOTE MANAGING SOFTWARE
Remote managing software is widely used by network managers and Internet service providers (ISPs) to install, monitor, troubleshoot, and maintain ISDN connections. The Company's Remote Manager software ("Remote Manager") is an "1-Click" solution for MIS managers, resellers, and ISP technical support, and no IP address is needed. It supports 16 Connection Profiles providing a flexible array of dial-in and dial-out combinations, caller ID (block) to prevent unwanted solicitors, faxes and errant dial-ins, while checking SPID registration automatically. The Remote Manager's comprehensive diagnostic capabilities allows network managers and ISPs to resolve connectivity conflict problems rapidly by using an intuitive GUI interface or command line administration via the telenet or the local console. Because the Company's remote managing software is able to set up client ISDN routers in minutes, rather than three to five hours they were accustomed to, this software is recommended by their clients nationally.

MANUFACTURING

The Company primarily positions itself as a leading provider and developer of Internet products and services. It does not maintain manufacturing facilities, instead, it contracts a few manufacturers in Taiwan and China for the purpose of production. To date, the Company has not experienced any material difficulties or delay in the manufacture and assembly of the products or significant returns due to product defects.

The Company has good relationships with a number of industry partners that range from telephone switching companies, Internet service providers, resellers of computers and network solutions, to electronics manufacturers, channel partners-VAR's, and system integrators.

SALES, DISTRIBUTION AND SIGNIFICANT CUSTOMERS

The Company sells its Internet products mainly through direct wholesalers, OEM relationships, strategic alliances, distributors, and VAR's to the United States and to international markets, such as China, Taiwan and Hong Kong. For the year ended June 30, 1999, the Company had four customers with billings in excess of 10% of the Company's total revenues. Of the total revenue, Allwell Technologies Corp. accounted for $12.8 million (30.2%), Shanghai Hong Sheng Development Corp. $6.9 million (16.3%), Tianshi Investment Corp. $6.0 million (14.2%), and Toshiba Corp. $3.8 million (8.8%).

The purchasing behavior of the Company's largest customers has been characterized by the a small number of larger purchase orders. These orders typically involve longer negotiating cycles. Although the Company believes that its relations with these customers are good, the Company does not have written agreements for ongoing and continued sales with specified minimum quantities. As a result, there are no assurances of continued sales with these customers. On the other hand, TurboNet has recently started full production of its cable modems. Such sales should reduce any adverse affect caused by reduction in orders from the Company's previous large customers.

The Company is currently working to diversify its customer base and find new customers in all the industries it markets to.

RESEARCH AND DEVELOPMENT

The Company's business is characterized by the introduction of new products through a research and development program. Approximately 68 people are engaged in the Company's research and development activities. Research and development expenditures for the year ended June 30, 1999 were $2.2 million, compared to $4.4 million and $0.1million for the years ended June 30, 1998 and 1997, respectively. The Company's research and development expenditures reflect its continued development of WonderTV and TeleWeb set-top boxes, cable modems and advanced network routers.

The Company's research and development efforts employ a standard development process to guide product development through stages of product concept, market requirements analysis, product definition, design specification, coding, testing and release. These efforts also focus on identifying, developing and integrating leading technologies into our products to better meet customer needs.

COMPETITION

As the Company enters the market for Internet related products, it expects to experience significant competition from both existing competitors and additional companies that may enter this market. Some of these companies have greater technical, marketing, manufacturing, and financial resources than the Company. The Company's ability to anticipate technological changes and introduce enhanced products on a timely basis will be a significant factor in the Company's ability to expand and remain competitive.

The markets for the Company's products are highly competitive and are characterized by rapid technological advances, frequent new product introductions, evolving industry standards, and competitive pricing. The Company believes that it enjoys a strong competitive position because of its large market base, its strong relationships with the major resellers in China, its technological leadership and new product development capabilities. There can be no assurance, however, that competitors will not be able to develop systems, set-top boxes, cable modems, and routers compatible with, or that are alternatives to, the Company's proprietary technology or systems, or that the Company will be able to introduce new products and technologies on a timely basis.

PATENTS, TRADEMARKS AND LICENSES

Patent protection is considered, in the aggregate, to be of material importance in the Company's marketing of its Internet products in international markets. The Company is pursuing patent applications in certain foreign countries. There can be no assurance that any of the Company's currently pending patent applications or future applications will be granted in full or in part or that claims allowed will be sufficiently broad to protect the Company's technology. The Company currently holds all rights, title, and interest in and to the trademarks, copyrights, patent license of Amiga-Commodore for registration and use in the People's Republic of China, Taiwan, Hong Kong, Macao and the Asian bordering countries between the People's Republic of China and the former Soviet Union.

EMPLOYEES

The Company and its subsidiaries have 120 full-time employees worldwide.
The Company also employs independent contractors and other temporary employees in its software development programs. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are satisfactory.


ITEM  2.         PROPERTIES

Substantially all offices of the Company are located in leased premises.

The Company's principal office, including Regent's offices and R&D facility, is located at 200 Centennial Avenue, Piscataway, New Jersey and consist of approximately 9,400 square feet under a lease that expires in June 4, 2002.
The other two subsidiaries of the Company are located in San Diego, CA
(13,013 SF) and Fremont, CA (11,435 SF).

The following table summarizes the lease agreements held by the Company and its subsidiaries relating to offices and other facilities:


     Location      Lease Term          Commence Date     Expiration Date
  -------------   ---------------    -----------------   ----------------

   Piscataway       5 years            June 5, 1997       June 4, 2002
   New Jersey

   Middlesex         Annual            June 5, 1998        Renewable
   New Jersey        Renewable

   San Diego        5 years            July 30, 1997       July 31, 2002
   California

  Fremont           5 years            March 30, 1997      March 31, 2002
  California

Regent Electronics Corp. also has leases covering technical support and marketing/sales office spaces in Shanghai, China.

All leased space is considered to be adequate for the operations of the Company, and no difficulties are foreseen in meeting any future space requirements.


ITEM 3.      LEGAL PROCEEDINGS

As of the date hereof, there is no pending, or, to the best knowledge of the Company, threatened litigation that would have material impact on the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on December 2, 1998, the following proposals were adopted by a majority margin: (i) To elect members of the Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified; and (ii)
To ratify Schiffman Hughes Brown as the Company's independent auditors for the fiscal year ending June 30, 1999.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.


Part II


ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information

The Company's Common Stock, par value $0.001, has been traded on the OTC Electronic Bulletin Board under the symbol "LPFC" since December 1, 1994, and there are currently nine (9) market makers for the stock of the Company.

The following table sets forth the high and low closing prices of the Company's Common Stock as reported on the OTC Bulletin Board from January 1997 through September 28, 1999. These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


      Quarter Ended                     High        Low
 -------------------------            --------    -------
  1997
  March 31, 1997 ................      $2.50       $0.13
  June 30, 1997 .................      $4.50       $1.50
  September 30, 1997 ............      $7.00       $2.38
  December 31, 1997 .............      $7.25       $4.75

  1998
  March 31, 1998 ................      $7.63       $5.63
  June 30, 1998 .................      $10.13      $6.00
  September 30, 1998 ............      $11.13      $8.50
  December 31, 1998 .............      $11.50      $6.75

  1999
  March 31, 1999 .................     $7.50       $6.13
  June 30, 1999    ...............     $11.00      $6.44
  July 1, 1999 through
  September 28, 1999 .............     $15.00      $10.50

Number of Registered Holders

The number of registered holders of the Company's Common Stock as of September 14, 1999 was about 521, and the Company believes that there are a greater number of beneficial owners of shares of its Common Stock.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock for the past five years. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and no cash dividend are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenue and cash flow needed to declare cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company believes that the transactions set forth below were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) of the Securities Act. In connection with each of these transactions, the shares were sold to a limited number of institutional and accredited individual investors. All the investors were provided opportunities to get access to all relevant information regarding the Company and they were represented to the Company that they were "sophisticated" investors. They were also represented to the Company that the shares they purchased were for investment purposes only and not with the view of the distribution thereof. Restrictive legends were placed on all the stock certificates issued.

On February 8, 1998, the Company entered into a stock subscription agreement with H & Q Asia Pacific Ltd. and its affiliate Asia Pacific Growth
Fund II, L.P. (collectively "H&Q"). Under the terms of the agreement, H&Q invested $6 million to acquire 1,500,000 shares of Preferred Stock of Regent Electronics Corp., a subsidiary of the Company. H&Q's acquisition represented approximately 5.5% of equity interest of Regent Electronics Corp. Regent also issued Stock Warrants to H&Q for subscription of $6 million worth of Regent's common shares. Pursuant to the Agreement, the Regent shares held by H&Q may be converted, subject to certain conditions, into the Common Stock shares of the Company.

On February 12, 1999, the Company entered into a Share Purchase and Exchange Agreement with Mr. Stefan H. Benger, the sole shareholder of Professional Market Brokerage, Inc. ("PMB"). Under the terms of the agreement, the Company issued 500,000 shares of its common stock to Mr. Stefan Benger as part of the consideration for the Company's acquisition of PMB's equity interest.

On February 15, 1999, the Company entered into a Share Purchase and Exchange Agreement with Travelway International Inc. to acquire 100% of US Securities & Futures Corp.'s ownership interest. Under the terms of the agreement, the Company issued 500,000 shares of its Common Stock to Travelway International Inc. as part of its consideration for the acquisition of USSF.

On March 15, 1999, the Company entered into an Acquisition Agreement with TurboNet Communications ("TurboNet"), a California corporation, to acquire 81% of TurboNet's equity interest in stock with value of $80 million. Under the terms of the agreement, the Company, on April 5, 1999, issued 11,091,396 shares of its restricted common stock to 45 shareholders of TurboNet. The TurboNet's existing shareholders agreed that the shares so issued by the Company are prohibited from being sold, in whole or in part, until TurboNet's annual gross revenue exceeds $30 million with annual pretax net profit of not less than $6 million.

On March 15, 1999, the Company entered into a Share Exchange Agreement with Arescom Inc. ("Arescom"), a Fremont, California, corporation, whereby the Company will issue $30 million worth of restricted shares to acquire an 81% equity interest in Arescom. Arescom's existing shareholders agreed not to sell the shares so issued until Arescom's annual gross revenue exceeds $15 million with annual pretax net profit of not less than $3 million. 4,159,274 shares of the Company's common stock were issued to 35 shareholders of Arescom on June 8, 1999.

For the year ended June 30, 1999, the Company issued a total of 384,500 shares of its Common Stock in private placements to six accredited investors for an aggregate consideration of $2,164,750.


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


                                                SELECTED CONSOLIDATED FINANCIAL DATA
                                                (IN THOUSAND, EXCEPT PER SHARE DATA)
                                       --------------------------------------------------------

                                                 FISCAL YEARS ENDED JUNE 30

                                       --------------------------------------------------------
                                            1999        1998       1997        1996       1995
CONSOLIDATED STATEMENT
OF OPERATIONS DATA:
Sales .............................     $  42,383    $  6,155       ---         ---        ---
Cost of sales .....................        37,711       3,408       ---         ---        ---
                                        ---------    --------    -------    -------   --------
Gross profit ......................         4,671       2,747       ---         ---        ---

Royalty  income ...................           124       1,800       ---         ---        ---

Operating Expenses
 General and administrative........        12,458       3,678    $  224      $   18     $   17
 Research and Development .........         2,215       4,372       104         ---        ---
                                        ---------    --------    -------   --------    -------
   Total operating expenses .......        14,674       8,050       328          18         17

Operating income (loss)............       (9,878)     (3,503)     (328)        (18)       (17)

Other income (expenses), net.......            66        (10)       413          40          3

Net income (loss) before income
Taxes, minority interest in income
Of consolidated subsidiary and
Discontinued operations.............      (9,812)     (3,513)        85          22       (14)
                                        ---------   ---------    -------     -------   -------

Income tax expense (benefit)........         ---         (81)       124         ---        ---

Minority interest in loss of
 Consolidated subsidiaries .........         409          218        82         ---        ---
(Loss) income from discontinued
 operations ........................        (53)          566       178         ---        ---
Loss on sale of subsidiaries........       (591)          ---       ---         ---        ---

Net income (loss) ..................   $(10,047)     $(2,649)    $  221       $  22      $ (14)
                                      ==========    =========   ========    ========    =======

Net income (loss) per share
  Basic  ...........................     $(0.20)      $(0.06)     $0.01       $0.00       $0.00
  Diluted ..........................     $(0.20)      $(0.06)     $0.00       $0.00       $0.00

Weighted average
  shares outstanding ...............      49,499       44,421    29,238      26,799      26,860



                                                              AT JUNE 30
                                      -----------------------------------------------------------
                                          1999         1998       1997        1996         1995
                                      -----------    ---------  --------    ---------   ---------
CONSOLIDATED
BALANCE SHEET DATA:
Cash and cash equivalents ..........   $  30,779    $   3,263    $  357    $   213      $   221
Working capital ....................      10,143        8,171     1,052        213          221
Total assets .......................     200,759       45,455     8,404        385          221
Long-term obligation ...............        ---           ---       ---        ---          ---
Total shareholders' equity .........   $ 138,406     $ 35,875   $ 5,917     $  385       $  217
                                        =========     ========   =======    =======       ======



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

Lotus Pacific, Inc. (the "Company" or "Registrant") is an Internet technology and services company that, through its subsidiaries Regent Electronics Corp. ("Regent"), TurboNet Communications ("TurboNet"), and Arescom Inc. ("Arescom), develops and markets a broad range of Internet-related products and services in the United States and international markets. The Company's products include TeleWeb systems, TeleWeb set-top boxes, WonderTV set-top boxes, Internet routers, cable modems and cable modem chips.

The Company's consolidated financial statements and notes to the consolidated financial statements ("Notes"), include elsewhere in this Form 10-K, should be read as an integral part of the following management's discussion.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

Sales
During the fiscal 1999, the Company generated its revenue primarily from the sale of its TeleWeb A9000 set-top boxes, chips, cable modems and routers. In 1999, the sales of the Company increased 590% to $42.4 million from $6.2 million in fiscal 1998. The increase in sales was primarily due to sales of Regent's newly introduced TeleWeb A9000 set-top box and the sales of cable modems and routers from TurboNet Communications and Arescom Inc., two acquired subsidiaries of the Company in 1999.

Of the Company's total sales in fiscal 1999, Regent contributed $32.5 million, approximately 77% of the Company's total sales, largely from sales of TeleWeb set-top box ($10.9 million) and chipsets ($19.9 million). In order to manufacture the Company's TeleWeb broadcasting systems and TeleWeb/WonderTV set-top boxes, the manufacturer need dedicated chips and the accompanying software; therefore, the Company also sold chips to those companies that assemble and market the set-top boxes.

In fiscal 1999, the Company's sales revenue from TurboNet's cable modem was $3.8 million, approximately 9% of the Company's total sales. All TurboNet's sales were from orders of Toshiba Corp. The sales from Arescom's router was $151,942, approximately 0.4% of the Company's total sales.

For the fiscal 1999, the Company had royalty revenue of $124,125, compared to $1.8 million in 1998. The royalty revenue was from non-refundable, one-time fees that permitted the third parties to market and distribute the Company's products in China. The royalty income will be insignificant moving forward as the Company is discontinuing the practice of charging third parties a royalty fee.

Discontinued Operations
On September 30, 1998, the Company sold all of its textile and apparel business (LPF International Corp. and Richtime Far East, Ltd.) to an unrelated third party for $2.5 million in cash in order to concentrate on its Internet-related products and services. In fiscal 1999, the Company had an operating loss of $53,017 from discontinued operations. The Company also recorded a loss of $590,641 on the dispositions of discontinued operations. The Company's 1998 and 1997 financial statements have been restated to include the subsidiaries as discontinued operations.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs, including all compensation and employee benefits, and support costs including utilities, insurance, travel, communications, office rental expenses, depreciation and amortization expenses and all costs associated with a reporting company. Selling, general and administrative expenses increased $8.8 million, about 239%, to $12.5 million in fiscal 1999 from $3.7 million in fiscal 1998. The increase in selling, general and administrative was mainly due to the following two causes:

(1) $5.8 million of goodwill amortization expenses. In 1999, the Company acquired controlling interest in four companies: TurboNet Communications, Arescom Inc., US Securities & Futures Corp., and Professional Market Brokerage Inc. In connection with these acquisitions, the Company had a total of $115.3 million of goodwill, which were amortized on a straight-line basis over 10 years. Of the total selling, general and administrative expenses, goodwill amortization expenses accounted for approximately 46.6%.

(2) As mentioned above, the Company acquired controlling interest in four companies in fiscal 1999. While the results of operations of US Securities
& Futures Corp. and Professional Market Brokerage, Inc. were not consolidated with the Company, the additional selling, general and administrative expenses incurred at TurboNet and Arescom were a significant share of the increased expenses.

Research and Development Expense
Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These costs relate primarily to the costs of materials, personnel, and engineer design, and R&D related consulting fees. For the year ended June 30, 1999, the Company spent $2.2 million in research and development, approximately 15% of the Company's total operating expenses, compared with $4.4 million, about 54% of the total operating expenses in fiscal 1998. R&D expenses have decreased as the Company has completed its initial stage of R&D projects in the TeleWeb set-top box project.

Net Income (Loss)
As a result of the factors discussed above, the Company's operating loss increased to $10 million in fiscal 1999 from $2.7 million in 1998. For the year ended June 30, 1999, the Company had net loss of $0.20 per diluted share, compared with $0.06 in fiscal 1998. Excluding the $5.8 million of goodwill amortization expenses, the Company had an operating loss of $4.2 million in fiscal 1999.

Income Taxes
The Company had no income tax obligation in fiscal 1999. Although there is no assurance that future operations will produce taxable earnings, its loss in this year may be utilized to offset future earnings.


FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

Sales
In 1998 the Company generated its revenue largely from the sale of its TeleWeb set-top chips. The Company's revenues increased to $6.2 million in fiscal 1998 from zero in fiscal 1997. The increase in revenue was due to sales of TeleWeb chips from Regent Electronics Corp., a subsidiary of the Company. Regent was set up in the early 1997 and had no operations until April of 1997 and, consequently, the Company had no sales revenue in fiscal 1997.

The Company's TeleWeb broadcasting systems and TeleWeb/WonderTV set-top boxes were developed by Regent, and then contracted to electronics manufacturers for the purpose of production. In order to manufacture the Company's TeleWeb set-top boxes, the manufactures had to purchase the dedicated chips. Therefore, the Company also sold chips to those companies that assemble and market the set-top boxes. The sale of TeleWeb chips in 1998 was $6.2 million, approximately 77% of the Company's total operating revenue.

For fiscal year 1998, the Company had royalty revenue of 1.8 million, about 22.6% of the Company's total operating revenue. The royalty revenue was from non-refundable, one-time fees that permitted the third parties to market and distribute the Company's products in China.

Discontinued Operations
On September 30, 1998, the Company sold all of its textile and apparel business (LPF International Corp. and Richtime Far East, Ltd.) to an unrelated third party for $2.5 million in cash in order to concentrate its efforts on Internet-related products and services. In fiscal 1998, the Company had operating income of $565,916 from discontinued operations. The Company's 1998 and 1997 financial statements have been restated to include the subsidiaries as discontinued operations.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs, including all compensation and employee benefits, and support costs including utilities, insurance, travel, communications, office rents, depreciation and amortization expenses and all costs associated with a reporting company. Selling, general and administrative expenses increased $3.5 million, about 14 times, to $3.7 million in fiscal 1998 from $223,911 in fiscal 1997. The primary reason for the increase was due to the Company's not fully operating until April 1997. Accordingly, the Company's expenses on office rent, selling, travel, consulting, legal and accounting expenses significantly increased in fiscal 1998.

Of the total selling, general and administrative expenses, approximately 36%, i.e., $1.4 million, were goodwill amortization expenses. The Company acquired an additional 17% of equity interest in Regent Electronics Corp. on September 18, 1997. The excess of acquisition cost over the net assets acquired (approximately $28.5 million) was amortization as goodwill on the straight-line basis over 20 years.

Research and Development Expense
Research and development expenses consist of the costs associated with the design and testing of new technologies and products. These costs relate primarily to the costs of materials, personnel, and engineering designing, and R&D related consulting fees. For the year ended June 30, 1998, the Company spent $4.4 million in research and development, approximately 52% of the Company's total operating expenses, compared with $103,870, about 28% of the total operating expenses in fiscal 1997. The significant increase in research and development expenses was primarily a result of developing the TeleWeb broadcasting system and TeleWeb/WonderTV set-top boxes. The Company's software development costs are recorded in accordance with Statement of Financial Accounting Standards No. 86. To date, the Company has expensed all of its internal software development.

Net Income (Loss)
As a result of the factors discussed above, the Company's operating income decreased from $221,133 of net income in fiscal 1997 to $2.7 million of loss in fiscal 1998. For the year ended June 30, 1998, the Company has net loss of $0.06 per diluted share, compared with zero in fiscal 1997.

Income Taxes
The Company's loss in fiscal 1998 may be used to offset future earnings, although there is no assurance that future operations will produce taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company's liquid assets, consisting of cash and cash equivalents, total $30.8 million, compared to $3.3 million and $357,212 at June 30, 1998 and 1997, respectively.

Net cash used by operating activities was $18.8 million in fiscal 1999, compared with $868,063 of net cash provided by operating activities in 1998. The increase in net cash used in 1999 was primarily due to the increase in accounts receivable ($14.0 million), inventories ($5.0 million), and goodwill amortization ($4.5 million). The Company's investing activities used $747,500 of cash in 1999, mainly for the acquisition of affiliates (US Securities & Futures Corp. and Professional Market Brokerage Inc.). The sale of discontinued operations provided the Company with $2.5 million of proceeds, and the Company also used $507,500 for the purchase of property and equipment.

In fiscal 1999, cash flow from financing activities was $47.1 million. Of the total net cash provided by financing activities, $44.7 million was investment deposits from investors that were negotiating with the Company to purchase stock of the Company and the Company's subsidiaries (The negotiations has not been finalized as of the report date). For the year ended June 30, 1999, the Company issued a total of 384,500 shares of its Common Stock in private placements to six accredited investors for an aggregate consideration of $2,164,750. At June 30, 1999, the Company had 65,044,474 shares of Common Stock with par value $.001 per share and 4,300 shares of Class A Preferred Stock issued and outstanding.

In March 1999 the Company acquired 81% equity interest in both TurboNet Communications and Arescom Inc. Under the terms of the acquisitions, the Company agreed to provide TurboNet with $20 million and Arescom with $10 million of cash as working capital. The delivery schedule will be based on the financial needs of TurboNet and Arescom.

Since 1997, the Company has financed a portion of its operations and expenditures through the sale of its capital stock. On February 8, 1998, H&Q Asia Pacific Ltd. and its affiliate Asia Pacific Growth Fund II, L.P. (collectively "H&Q") invested $6 million to acquire 1,500,000 shares of Preferred Stock of Regent Electronics Corp. H&Q's acquisition represented approximately 5.45% of Regent's equity interest. Pursuant to the agreement, subject to certain conditions, the Regent shares held by H&Q may be converted into Common Shares of the Company.

For the year ended June 30, 1999, the Company issued a total of 384,500 shares of its common Stock in private placements to six accredited investors for an aggregate consideration of $2,164,750.

The Company believes that the existing cash and cash equivalents together with funds generated from operations will be sufficient to meet its operating requirements for the next twelve months. Although the Company's operating activities may generate cash to cover its operating costs, the Company's continuing operating and investing activities may require the Company to obtain additional sources of financing, either from the secondary offerings or from private placements. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

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

The Company has assembled a team of internal staff to oversee the matter and has made every efforts to minimize the impact of the Year 2000 date change on the Company's products, information technology systems, facilities and production infrastructure. Internally, the Company has upgraded its business system to address the Year 2000 issue. Externally, the Company has surveyed and will continue to survey its suppliers, financial institutions, and other organizations to ensure that those parties have appropriate plans to be "Year 2000 Compliant." Costs incurred to date and estimated costs to complete the Company's Year 2000 compliance efforts are not expected to be material.

All critical aspects of the Company's Year 2000 compliance program are expected to be completed by the end of the third quarter 1999. The Company will continue to assess and test newly engaged suppliers and their products for Year 2000 compliance as part of the Company's normal business operations and address any material issues, and develop contingency plan as it deems appropriate.

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

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No.
131, "Disclosures about Segments of an Enterprise and Related Information", were issued. SFAS No. 130 establishes standards for reporting comprehensive income and its components with the same prominence as other financial statements. The Company adopted SFAS No. 130 on October 1, 1998; However, the Company does not have any items of comprehensive income in the period presented. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers, and required selected information about operating segments in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has adpoted SFAS No. 131.

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133,
 "Accounting for Derivative and Hedging Activities", was issued, which establishes accounting and reporting standards for derivative instruments and hedging activities, which requires for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company expects the impact of SFAS 133 on its future earnings and financial position is not material (see Item. 7A:
"Quantitative and Qualitative Disclosure about Market Risk").

In April 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", was issued. This SOP provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for financial statements for fiscal years beginning after December 15, 1998, although early adoption is allowed. The adoption of SOP 98-5 is not expected to have a material impact on the Company's financial statements. The Company adopted the provisions of this SOP on July 1, 1999.


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



Part III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's directors, executive officers and their respective ages and positions as of September 28, 1999 are as follows:


        Name                     Age          Date Appointed        Position
------------------------      ---------     ----------------   -------------------
James Yao .................      46            Jan. 1997        Chairman & Director
Jeremy Wang (1) (2) .......      45            March 1999       President & Director
David Li ...... ...........      35            Sept. 1999       Chief Financial Officer
Huaya Lu Tung .............      46            March 1999       Treasurer
David Leung ...............      55            Jan. 1997        Vice President & Director
James Liu .................      45            Jan. 1997        Vice President & Director
Thomas V. White ...........      47            March 1999       Vice President
Stefan H. Benger ..........      32            March 1999       Vice President
Harold Tuan ...............      45            April 1999       Vice President
Max Lu ....................      45            April 1999       Vice President
De-Liang Wang .............      42            March 1999       Vice President
Richard Ho ................      45            March 1999       Vice President
C. Jeffrey Gull ...........      36            March 1999       Vice President
Simon Gu (1) (2)...........      44            Sept.  1997      Director
Johnson Chang (1) (2)......      45            March 1999       Director
Gary Huang ................      43            Jan. 1997        Secretary & Director

-----------------------------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee


The following are biographies of the Company's executive officers and directors for the past five years.

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

DAVID LI has been appointed as Chief Financial Officer since September 1999. Mr. Li's professional experiences include CFO at US Business Network, investment banking at Donaldson, Lufkin and Jenrette advising clients on corporate financing and mergers & acquisitions, and investment management at Walden Group responsible for venture capital investments. He also worked as a management consultant at Booz Allen & Hamilton and McKinsey serving both multinational and Asian clients. Mr. Li received his MBA from the Wharton School at the University of Pennsylvania and MA from Columbia University.

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

RICHARD HO has been appointed as Vice President of the Company since March 1999. Prior to his joining the Company, Mr. Ho was President of Rightiming Electronics Corp. He has many years of experience in corporate administration and planning. Mr. Ho received his B.A in International Business in 1986 in China.

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

JOHNSON CHANG has been selected as director of the Company since March 1999. He has many years of experience in corporate management and international trade. He was Deputy General Manager of Minmetals International Trading Co, a Chinese governmental corporation; and had been served as president of Minmetals U.K. Ltd., president of Chi Mei Corporation (USA), and president of Harmony Corp. Mr. Chang served as a board member at several domestic and international corporations.

GARY HUANG has been Corporate Secretary of the Company since January 1997. Prior to joining the Company, Mr. Huang served as Senior Accountant / Financial Analyst at Rightiming Electronics Corp. with responsibilities in accounting, financial reporting and treasury functions. He holds an MBA in finance from University of New Haven and an MA in Economics from Yale University.

All directors hold office for their elected term or until their successors are duly elected and qualified. Should a director be disqualified or unable to serve as a director, the vacancy so arising may be filled by the Board of Directors for the un-expired portion of his term. All officers serve at the discretion of the Board of Directors. There are no family relationships among the members of the Board of Directors or any executive officers of the Company.

Committees and Board Compensation

The Board of Directors conducts its business through meetings of the Board of Directors and through its committees. In accordance with the By-laws of the Company, the Board of Directors has established an Audit Committee and a Compensation Committee.

Audit Committee

The Audit Committee acts on behalf of the Board of Directors with respect to the Company's financial statements, record-keeping, auditing practices and matters relating to the Company's independent public accountants, including recommending to the Board of Directors the firm to be engaged as its independent public accountants for the next fiscal year; reviewing with the Company's independent public accountants the scope and results of the audit and any related management letter; consulting with the independent public accountants and management with regard to the Company's accounting methods and adequacy of its internal accounting controls; approving the professional services rendered by the independent public accountants; and reviewing the independence of the independent public accountants. The Audit Committee consists of Messrs. Jeremy Wang, Simon Gu and Johnson Chang.

Compensation Committee

The Compensation Committee reviews and makes recommendations to the Board of Directors the appropriate compensation of directors and executive officers of the Company. The Compensation Committee consists of Messrs. Jeremy Wang, Simon Gu and Johnson Chang.

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


                                       SUMMARY COMPENSATION TABLE

                                              Annual Compensation                         Long Term Compensation
                                    -----------------------------------    ----------------------------------------------
                                                                           Restricted   Securities
Names and Principle                                         Other Annual     Stock     Underlying     LTIP     All Other
  Position                 Year     Salary ($)   Bonus ($)  Compensation     Award     Options/SAR   Payouts   Compensation
--------------------    ---------   ------------ ---------  ------------   ----------  ------------ --------  ------------
James Yao ..........       1999       68,000        ---         ---            ---         ---         ---         ---
Chairman                   1998       68,000        ---         ---            ---         ---         ---         ---
                           1997       18,000        ---         ---            ---       180,000       ---         ---

Jeremy Wang *.......       1999      120,000        ---         ---            ---         ---         ---         ---
President                  1998          N/A        ---         ---            ---         ---         ---         ---
                           1997          N/A        ---         ---            ---       180,000       ---         ---

C. Jeffrey Gull*. ...      1999       80,000        ---         ---            ---         ---         ---         ---
Vice President             1998          N/A        ---         ---            ---         ---         ---         ---
                           1997          N/A        ---         ---            ---         ---         ---         ---

De-liang Wang*.......      1999       80,000        ---         ---            ---         ---         ---         ---
Vice President             1998       40,000        ---         ---            ---         ---         ---         ---
                           1996          N/A        ---         ---            ---         ---         ---         ---

David Li*............      1999       80,000        ---         ---            ---         ---         ---         ---
Chief Financial            1998          N/A        ---         ---            ---         ---         ---         ---
Officer                    1997          N/A        ---         ---            ---         ---         ---         ---

------------------------------------------------

* Messrs. Jeremy Wang, C. Jeffrey Gull and De-liang Wang were appointed in the second half of fiscal 1999. David Li was appointed in September 1999. The salaries indicated above are their initial annual base salary.

Each of the options issued above is currently exercisable at an exercise price of $6.00 per share and shall be expired on May 15 and May 30, 2002. As of September 28, 1999, no stock options have been exercised.

There are no reportable transactions between Lotus Pacific, Inc. and Lotus International Holdings Corp., Yao Investment Corp., Rightiming Electronics Corp., Evolving Investments Ltd. other than disclosure as shareholders.

Directors' Compensation

Directors are not paid a fee for attending Board of Directors or committee meetings, but are reimbursed for their travel expenses to and from the meetings



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth certain information known by the Company regarding the beneficial ownership of the Company's Common Stock as of September 28, 1999, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors, and (iii) directors and officers of the Company as a group.


FIVE PERCENT (5%) SHAREHOLDERS

                                        NO. OF SHARES
                                         BENEFICIALLY        PERCENT
    NAME OF BENEFICIAL OWNER                OWNED            OF CLASS
-----------------------------          ---------------      ----------
 TCL Industries Holdings (HK) Ltd.        9,606,671           12.7%
 13/F, TCL Tower
 8 Tai Chung Road
 Tsuen Wan, Hong Kong

 Lotus International Holdings Corp.       8,079,199           10.6%
 200 Centennial Avenue, Suite 201
 Piscataway, NJ 08854

 Yao Investment Corp.                     8,000,000           10.5%
 200 Centennial Avenue, Suite 201
 Piscataway, NJ 08854

 Rightiming Electronics Corp.             6,000,000            7.9%
 P.O. Box 186
 Piscataway, NJ 08855-0186


The percentages indicated are based on the Company's outstanding Stock Options and Warrants exercisable as of September 28, 1999 and 64,544,474 shares of Common Stock issued and outstanding as of September 28, 1999.

As of September 28, 1999, there were 64,544,474 shares of the Company's Common Stock and 4,300 shares of Series A Preferred Stock issued and outstanding. Each share of Common Stock is entitled to one vote per share.

All issued and outstanding 4,300 shares of Preferred Class A Stock of the Company are owned by Lotus International Holdings Corp.

The following table shows the amount of common shares of the Company the directors and executive officers of the Company own individually and as a group as of September 28, 1999. The majority of these shares are restricted under Rule 144 of the SEC.

        Name of                             Shares of
    Beneficial Owner*                      Common Stock
    -------------------                  ----------------

       Harold Tuan                           862,156
       Max Lu                                238,620
       Stefan H. Benger                      500,000
       De-Liang Wang                          50,000
       Jeffrey Gull                            5,500


      All directors and
      executive officers
      as a group
      (5 persons)                           1,656,276

------------------------------
* "Beneficial ownership" has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

James Yao, Chairman of the Board of the Company and James Liu, Vice President of the Company, are two majority shareholders of Lotus International Holdings Corp., and both of them serve on the Board of that entity.

James Yao owns Yao Investment Corp., and Robert Wang and John Wang are principal shareholders of Rightiming Electronics Corp.

In addition to the shares of Common Stock and Series A Preferred Stock issued and outstanding, the Company also issued 1,090,000 shares of Stock Option in May 1997 to certain Directors and officers of the Company as part of their compensation. All options are exercisable at $6.00 per share and will expire in May 2002.

The following table sets forth the certain information known to the Company with respect to beneficial ownership of the Company's Common Stock Options as of September 28, 1999. A total of 1,090,000 shares of Common Stock Options were issued and outstanding as of September 28, 1999.


           BENEFICIAL OWNERS                        NO. OF SHARES
        -----------------------                    ---------------
        James Yao, Chairman of the Board               180,000
        Jeremy Wang, President & Director              180,000
        David Leung, Vice President & Director         500,000
        James Liu, Vice President & Director           180,000
        Cheng Wang, Former Director                     50,000

        All directors and executive officers
        As a group                                   1,090,000

In May 1997, the Company issued 8,000,000 shares of redeemable Common Stock Warrants to Evolving Investments Limited, a New Jersey corporation. Each share of the warrants entitles the holder to purchase a share of the Company's Common Stock at $3.00 per share, void after May 5, 2002.

There are no arrangements including pledges by any person of the Company, which may result in a change in control of the Company at a subsequent date.



ITEM 13.     CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

For the fiscal year ended June 30, 1999, there was no related transactions.



ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)   The following documents are filed as a part of this report:

       1. Financial Statements and Reports of Schiffman Hughes Brown, Independent Auditors

           Report of Schiffman Hughes Brown, Independent Auditors

           Audited Consolidated Balance Sheet as June 30, 1999 and 1998

           Audited Consolidated Statements of Operations - for the Fiscal Years ended June 30, 1999, 1998 and 1997

           Audited Consolidated Statements of Shareholders' Equity - for the Fiscal Years Ended June 30, 1999, 1998 and 1997

           Audited Consolidated Statements of Cash Flows - for the Fiscal Years Ended June 30, 1999, 1998 and 1997

           Notes to Audited Consolidated Financial Statements

       2.  Financial Statement Schedule

       3.  Exhibits

           3.1 Certificate of Incorporation of the Registrant, as amended (Exhibit 3.1 to General Form for Registration of Securities on Form 10/A, filed June 17, 1999)

           3.2 Certificate of Incorporation of the Registrant, as amended (Exhibit 3.1 to General Form for Registration of Securities on Form 10, filed October 27, 1998)


  27.1     Financial Data Schedule

 (b)   Reports on form 8-K

       (1) The Company filed a report on Form 8-K dated October 14, 1998, wherein it reported that the Company sold its wholly owned subsidiary, LPF International Corp., to Clarinet Overseas Ltd.

       (2) The Company filed a report on Form 8-K dated February 12, 1999, wherein it reported that the Company signed agreements to acquire 100% of equity interests of US Securities & Futures Corp. and Professional Market Brokerage, Inc., respectively.

       (3) The Company filed a report on Form 8-K dated March 16, 1999, wherein it reported that the Company signed agreements to acquire 81% of equity interests of TurboNet Communications and Arescom Inc., respectively.

       (4) The Company filed a report on Form 8-K dated March 19, 1999, wherein it reported that the Company appointed additional executive officers and elected a new director.

       (5) The Company filed a report on Form 8-K/A dated April 6, 1999, wherein it reported that the Company amends its previously report that filed on October 14, 1998.

       (6) The Company filed a report on Form 8-K dated April 6, 1999, wherein it reported that the Company issued a total of 15,250,667 shares of its common stock in connection with its acquisitions of 81% of equity interests in each of TurboNet Communications and Arescom, Inc.

       (7) The Company filed a report on Form 8-K dated April 23, 1999, wherein it reported that the Company appointed its senior officers and board members.

       (8) The Company filed a report on Form 8-K dated July 12, 1999, wherein it reported that the Company transferred all of its ownership interest in each of US Securities & Futures Corp. and Professional Market Brokerage, Inc. to USS Online, Inc., a newly established subsidiary to run the two financial service subsidiaries. The management of USS Online will own 56% of USS Online.

       (9) The Company filed a report on Form 8-K dated September 2, 1999, wherein it reported that (i) a major shareholder of the Registrant transferred one million shares of the Registrant's common stock to Luks Industrial Co., Ltd, a Hong Kong company, and (ii) TCL Industries Holdings (HK) Ltd. acquired 9,606,671 shares (15%) of the Registrant's common stock from certain shareholders of the Registrant, and (iii) the Registrant and TCL Holdings (BVI) Ltd. set up a joint venture.

       (10) The Company filed a report on Form 8-K dated September 9, 1999, wherein it reported that the Company appointed new Chief Financial Officer and the resignation of Mr. John O. Hing.








                             Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant had duly caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.


Date: September 29, 1999                  Lotus Pacific, Inc.


                                          By:  /s/  James Yao
                                         --------------------------------
                                         James Yao, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act 1934, this report has been signed below by the following persons on behalf of the registrants and in capacities and on the dates indicated.



  /s/   Jeremy Wang
 ----------------------------------            Date:  September 29, 1999
  Jeremy Wang, President & Director

  /s/  David Li
 ----------------------------------            Date:  September 29, 1999
  David Li,  Chief Financial Officer

 /s/   David Leung
 -----------------------------------           Date:  September 28, 1999
 David Leung, Vice President & Director

 /s/   James Liu
 -----------------------------------           Date:  September 28, 1999
 James Liu, Vice President & Director

 /s/ Johnson Chang
 -----------------------------------           Date:  September 28, 1999
 Johnson Chang, Director

 /s/ Simon Gu
 ------------------------------------          Date:  September 28, 1999
 Simon Gu, Director






                  LOTUS PACIFIC, INC. AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997











                       INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Lotus Pacific, Inc. and Subsidiaries


We have audited the accompanying balance sheets of Lotus Pacific, Inc. and Subsidiaries as of June 30, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lotus Pacific, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended June 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.





Schiffman Hughes Brown
Blue Bell, Pennsylvania
September 22, 1999





                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           JUNE 30, 1999 AND 1998


                                  ASSETS

                                             1999              1998
                                          ------------    -------------
Current Assets:
 Cash .............................       $ 30,779,486     $ 3,262,929
 Accounts receivable ..............         27,655,975       7,157,831
 Inventory.........................          4,972,965             ---
 Other.............................            574,985         760,295
                                          ------------     -----------
  Total current assets.............         63,983,411      11,181,055

Property and equipment:
 Furniture and office equipment....          1,534,033          93,666
 Equipment.........................          1,540,221       1,541,231
 Leasehold improvements............             29,836          75,612
                                           -----------     -----------
                                             3,104,090       1,710,509
 Less: accumulated depreciation....          1,235,567         349,460
                                           -----------     -----------
                                             1,868,523       1,361,049

Other assets:
 Cash surrender value of life insurance.        17,436
 Intangible asset, net of accumulated
 amortization of $713,355  and $370,477
 in 1999  and 1998, respectively...          5,098,604       5,439,523
 Goodwill, net of accumulated
 amortization of $6,570,838 in 1999 and
 $1,067,544 in 1998................        128,157,062      27,400,414
 Deposits..........................            180,454          72,792
 Investment in affiliate...........          1,453,928             ---
                                            ----------     -----------
                                           134,907,484      32,912,729

                                          $200,759,418     $45,454,833
                                         =============    ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable and accrued expenses     $ 8,950,281     $ 2,968,434
 Loans payable.....................            195,565             ---
 Investment deposits...............         44,695,000             ---
 Income taxes payable..............                ---          42,110
                                          ------------     -----------
   Total current liabilities.......         53,840,846       3,010,544

Minority interest in subsidiary....          8,512,221       6,569,544

Commitments (Note 11)

Stockholders' equity:
 Common stock......................             64,544          47,387
 Preferred stock, Series A.........                  4               4
 Common stock warrants (Note 8)....             80,000          80,000
 Additional paid-in capital........        151,270,218      38,708,698
 Accumulated deficit...............       (13,008,415)     (2,961,344)
                                           ------------    -----------
                                            138,406,351     35,874,745

                                           $200,759,418   $ 45,454,833
                                           ============   ============


  The accompanying notes are an integral part of these financial statements





                       LOTUS PACIFIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                        1999             1998         1997
                                    ----------      ------------   ---------
Sales..........................   $ 42,382,795     $ 6,154,935        $  ---
Cost of sales..................     37,711,338       3,408,377           ---
                                  ------------     -----------      --------
Gross profit...................      4,671,457       2,746,558           ---

Royalty income.................        124,125       1,800,000           ---

Operating expenses
 Selling, general and
  administrative expenses......      12,458,335      3,677,934       223,911
 Research and development......       2,215,455      4,371,990       103,870
                                   ------------    -----------     ---------
                                     14,673,790      8,049,924       327,781

Operating loss.................     (9,878,208)    (3,503,366)     (327,781)

Other income (expense):
 Interest income...............          58,932         36,302        13,880
 Interest expense..............             ---       (46,259)           ---
 Gain on sale of investment....             ---            ---       398,805
 Other income..................           8,750            ---           ---
 Foreign exchange gain (loss)..         (1,487)             99           144
                                    -----------     ----------     ----------
                                         66,195        (9,858)       412,829

Net income (loss) before income taxes,
 minority interest in income of
 consolidated subsidiary and
 discontinued operations.......     (9,812,013)    (3,513,224)        85,048

Income tax expense (benefit)...            ---        (80,714)       123,842

Minority interest in loss of
 consolidated subsidiaries.....        408,600         217,729        82,185
(Loss) income from discontinued
 operations....................       (53,017)         565,916       177,742
Loss on sale of subsidiaries...      (590,641)             ---           ---
                                    ----------      ----------     ---------

Net income (loss)..............  $(10,047,071)    $(2,648,865)    $  221,133

Earnings (loss) per share
 Basic ........................        $ (.20)         $ (.06)         $ .01
 Diluted.......................        $ (.20)         $ (.06)         $ .00


Weighted average shares........     49,498,519      44,421,334     29,238,081



   The accompanying notes are an integral part of these financial statements





                   LOTUS PACIFIC, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                        Common      Preferred       Common                 Additional
                        Shares        Shares        Stock                    Paid-in
                      Outstanding   Outstanding    Warrants     Amount       Capital       Deficit       Total
                    --------------  ------------ ------------  ---------  -------------  -----------  -----------
Balance,
 June 30, 1996......   26,937,054      4,300          ---      $ 26,941    $  892,148  $  (533,612)   $ 385,477

Issuance of
 common stock.......   13,800,000        ---          ---        13,800     5,296,200           ---   5,310,000

Net income for
 the year ended
 June 30, 1997......           ---       ---          ---           ---           ---       221,133     221,133
                      ------------   ----------    ------------ ---------- -----------   -----------  ---------

Balance,
 June 30, 1997......    40,737,054     4,300          ---        40,741     6,188,348     (312,479)   5,916,610

Issuance of
 common stock.......       536,000       ---          ---           536     2,071,464           ---   2,072,000

Issuance of  common
 stock for services.       113,750       ---          ---           114       454,886           ---     455,000

Issuance of
 common stock
 for purchase
 of subsidiary......     6,000,000       ---          ---         6,000    29,994,000           ---  30,000,000

Issuance of common
 stock warrants.....           ---       ---     8,000,000       80,000           ---           ---      80,000

Net loss for the
 year ended
 June 30, 1998                 ---       ---          ---           ---           ---   (2,648,865)  (2,648,865)
                        ----------   ----------   ---------    ---------    ----------- ------------ -----------

Balance,
 June 30, 1998......    47,386,804      4,300    8,000,000       127,391    38,708,698   (2,961,344)  35,874,745

Issuance of
 common stock.......       384,500        ---          ---           384     2,164,366           ---   2,164,750

Issuance of common
 stock for services.        22,500        ---          ---            23       134,977           ---     135,000

Issuance of
 common stock
 for purchase of
 subsidiaries.......    16,750,670        ---          ---        16,750   121,976,999           ---  121,993,749

Stock dividend......           ---        ---          ---           ---  (11,714,822)           ---  (11,714,822)

Net loss for the
 year ended
 June 30, 1999......           ---        ---          ---           ---           ---   (10,047,071) (10,047,071)
                        -----------   ---------    -----------   ---------- -----------  ------------ ------------
                        64,544,474      4,300     8,000,000     $ 144,548 $151,270,218  $(13,008,415) $138,406,351



    The accompanying notes are an integral part of these financial statements




                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                                     1999             1998             1997
                                                 -----------    -------------    -------------
Cash flows from operating activities:
 Net income (loss).........................    $ (10,047,071)    $ (2,648,865)     $  221,133
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization............         6,243,655        1,731,903         55,734
  Common stock issued for services.........           135,000          455,000            ---
  (Gain) loss on sale of investment........           590,641        (398,805)            ---
  Stock of affiliate issued for services...         1,815,000              ---            ---
 Changes in assets and liabilities:
  Increase in accounts receivable..........      (20,498,144)      (6,465,616)      (692,215)
  Increase in inventory....................       (4,972,965)              ---            ---
  (Increase) decrease in other
    current assets.........................           185,310        (757,941)        (2,354)
  Increase in deposit......................         (107,662)         (71,092)        (1,700)
  Increase in cash surrender value.........          (17,436)              ---            ---
  Increase (decrease) in accounts payable
    and accrued expenses...................         5,981,847        2,922,185         46,249
  Increase (decrease) in income taxes payable        (42,110)         (81,282)        123,392
  Increase in minority interest in subsidiary       1,942,677        5,783,771      2,317,815
                                                -------------     -------------    -----------
  Net cash provided by
    (used in) operating activities.........      (18,791,258)          868,063      1,669,249

Cash flows from investing activities:
 Purchase of property and equipment........         (507,500)        (114,346)    (1,596,319)
 Purchase of intangible asset..............               ---              ---    (5,810,000)
 Purchase of  affiliates...................       (2,740,000)              ---            ---
 Proceeds from sale of investment..........         2,500,000              ---        571,200
                                                 ------------     -------------    -----------
Net cash used in investing activities......         (747,500)         (114,346)    (6,835,119)

Cash flows from financing activities:
 Issuance of common stock..................         2,164,750         2,072,000      5,310,000
 Issuance of common stock warrants.........            80,000               ---            ---
 Increase in investment deposits...........        44,695,000               ---            ---
 Increase in loans payable.................           195,565               ---            ---
                                                 -------------    --------------   -------------
Net cash provided by financing activities..        47,055,315          2,152,000     5,310,000

Net increase in cash.......................        27,516,557          2,905,717       144,130
Cash, beginning............................         3,262,929            357,212       213,082

Cash, ending...............................      $ 30,779,486        $ 3,262,929     $ 357,212

Supplemental disclosure of cash flow information:

 Cash paid for interest....................        $   59,845                ---           ---
 Cash paid for taxes.......................        $    1,400            $   500       $   150

Supplemental disclosure of non-cash financing activities:

 Issuance of common stock for services.....        $  135,000           $ 455,000           ---
 Issuance of common stock for
   purchase of subsidiaries................     $ 121,355,709         $30,000,000           ---





       The accompanying notes are an integral part of these financial statements




                                 LOTUS PACIFIC, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999, 1998 AND 1997



1. Description of Business:

Lotus Pacific, Inc. is an Internet technology and services company. Through its subsidiaries, the Company develops and markets a broad range of Internet-related products and services in the United States and international markets. The Company's products include TeleWeb systems, WonderTV/TeleWeb set-top boxes, cable modems, cable modem chips, routers, cable data bridges and ISDN remote managing software.

Summary of Significant Accounting Policies:

Basis of presentation:

The consolidated financial statements include all significant majority-owned subsidiaries and affiliated company in which Lotus' controlling interest is expected to be temporary, is accounted for using the equity method. Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates and assumptions.

Cash equivalents:

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition.

Accounts receivable:

The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. No allowance for doubtful accounts has been provided, since management believes all accounts are collectable.

Inventories:

Inventories are stated at the lower of cost (first in, first out) or market (net realizable value). Given the volatility of the market for the Company's products, the Company makes inventory write-downs for potentially excess and obsolete inventory based on backlog and forecast demand. However, such backlog and forecast demand is subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such backlog and forecast demand, and such differences may be material to the financial statements. Inventories consist of principally of finished goods.


                        LOTUS PACIFIC, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   JUNE 30, 1999, 1998 AND 1997


2. Summary of Significant Accounting Policies (continued):

Currency translation:

Lotus translates the assets and liabilities of international non-U.S. functional currency subsidiaries into dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in stockholders' equity in the consolidated balance sheets. Currency transaction gains or losses are recognized in current operations and have not been significant to the Company's operating results in any period.

Revenue and income recognition:

Lotus generally recognizes revenues from hardware sales at the time of shipment and estimated product returns. When significant obligations remain after products are delivered, revenue is only recognized after such obligations are fulfilled.

Advertising costs:

Advertising costs are charged to expense when incurred. Advertising expenses were $133,065, $45,082 and $1,000 for fiscal years 1999, 1998 and 1997, respectively.

Goodwill:

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over 10 years. Periodically, the Company reviews the recoverability of goodwill.

In management's opinion, no material impairment exists at June 30, 1999. Amortization expense was $5,805,441 in 1999, $1,067,544 in 1998 and $-0-
in 1997.

Equipment and depreciation:

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over their estimated useful lives ranging from 3 to 7 years. Depreciation expense for the years ended June 30, 1999, 1998 and 1997 was $397,787, $322,594 and $27,254, respectively.



                        LOTUS PACIFIC, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     JUNE 30, 1999, 1998 AND 1997


2. Summary of Significant Accounting Policies (continued):

Intangible asset:

Intangible asset consists of the acquisition of patents by the Company in June, 1997. The patents are carried at cost and amortized over the useful life of 17 years. Amortization expense for fiscal 1999, 1998 and 1997 was $341,765, $341,765 and $28,480, respectively.

Research and development:

Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge which will be used to develop and improve its Internet access product. The Company expenses all such research and development costs as they are incurred.

Earnings per common share:

In 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike basic earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted FAS 128 in the second quarter of fiscal 1998. Share and per share amounts for all periods presented have been restated to comply with FAS 128.


                                      1999          1998           1997
                                   -----------   -----------   ------------

 Net income (loss)............   $(10,047,071)   $(2,648,865)    $  221,133

 Shares used to compute net
  income per common share.....      49,498,519     44,421,334    29,238,081

 Shares used to compute net
  income per common
  share-diluted...............      57,498,519     50,374,256    39,328,081

 Net income per common
   share-basic................          $(.20)         $(.06)          $.01

 Net income per common
   share-diluted..............          $(.20)         $(.06)          $.00




                             LOTUS PACIFIC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        JUNE 30, 1999, 1998 AND 1997


3.  Issuance of stock:

During the year ended June 30, 1999, the Company issued an aggregate of 17,157,670 shares of its common stock. 384,500 shares of common stock were issued for cash consideration of $2,164,750, 22,500 shares of common stock were issued for consulting services, and 16,750,670 shares of common stock were issued to purchase four new subsidiaries.

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

4. Acquisitions:

Fiscal 1999:

During fiscal 1999, the Company acquired controlling interest in four companies. The aggregate consideration for all transactions was approximately $2,740,000 in cash and 16,750,670 shares of common stock. The acquisitions are as follows:

TurboNet Communications:

On March 31, 1999 the Company acquired 81% of TurboNet Communications outstanding common stock by exchanging 11,091,396 shares of its common stock valued at $7.21 per share. The Company's stock is restricted and cannot be sold until TurboNet achieves sales of $30 million and net income before income taxes of $6 million. TurboNet manufactures and sells cable modems. During the three months ended June 30, 1999 all of TurboNet's sales were to one customer, and its finished goods were supplied by two manufacturers. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $78,190,640.

Arescom, Inc.:

On March 31, 1999 the Company acquired 81% of Arescom, Inc.'s outstanding common stock by exchanging 4,159,274 shares of its common stock valued at $7.21 per share. The Company's stock is restricted and cannot be sold until Arescom achieves sales of $15 million and net income before income taxes of $3 million. Arescom manufactures and sells routers. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $28,069,302.



                              LOTUS PACIFIC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 1999, 1998 AND 1997


4. Acquisitions (continued):

Professional Market Brokerage, Inc.:

On February 23, 1999 the Company acquired all of the outstanding securities of Professional Market Brokerage, Inc. (PMB) for $240,000 in cash and 500,000 shares of the Company's common stock valued at $7.0625 per share. The common stock is restricted with a three year holding period. PMB is engaged in the futures and options brokerage industry. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $3,114,769. (See Note 15)

U.S. Securities and Futures Corp.

On February 23, 1999 the Company acquired all of the outstanding securities of U.S. Securities and Futures Corp. (USSF) for $2.5 million in cash and 500,000 shares of the Company's common stock valued at $7.0625 per share. USSF is engaged in the futures and options brokerage industry. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $5,949,675. (See Note 15)

Fiscal 1998:

Regent Electronics Corp.:

In April and May, 1997, the Company acquired 70% of the common stock of Regent Electronics Corp. for $5,388,000. In September, 1997, the Company purchased an additional 17% of the common stock of Regent Electronics Corp. through the issuance of 6,000,000 shares of common stock. Regent Electronics Corp. was incorporated to manufacture electronic Internet access software equipment to be marketed and sold in the Far East. The accounts of Regent Electronics Corp.
are consolidated with the parent's (Lotus Pacific, Inc.) accounts.

LPF International Corp.:

In March, 1998, the Company formed LPF International Corp. for $1,300,000. LPF International Corp. was incorporated to be a broker in the worldwide textile and apparel business. The accounts of LPF International Corp. are consolidated with the parent's (Lotus Pacific, Inc.) accounts.

Fiscal 1997:

Richtime Far East Ltd.:

In April, 1997, the Company formed Richtime Far East, Ltd. (a Hong Kong corporation) with an investment of $600,000. Richtime Far East, Ltd. operates as a broker in the worldwide textile and apparel business. The accounts of Richtime Far East, Ltd. are consolidated with the parent's (Lotus Pacific, Inc.) accounts.



                         LOTUS PACIFIC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 1999, 1998 AND 1997


4. Acquisitions (continued):

The following unaudited pro forma information represents the results of operations of the Company as if the acquisitions had taken place on July 1, 1996. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

The figures include amortization of goodwill as if the acquisitions had taken place on July 1, 1996, and amounted to $13,774,937, $11,693,538 and $10,625,994 in 1999, 1998 and 1997, respectively.

                                    1999            1998             1997
                               ---------------   --------------  -----------
 Sales.......................   $44,208,167       $ 7,503,873    $ 1,464,915
 Cost of sales...............    39,971,665         3,633,768      1,172,596
                                -----------        ----------     ----------
 Gross profit................     4,236,502         3,870,105        292,319

 Royalty income (Note 12)....       124,125         1,800,000            ---

 Operating expenses:
  Selling, general &
   administrative expenses...    24,573,118         19,616,285    12,820,200
  Research and development...     2,204,255          6,541,012       107,939
                                -----------         ----------    ----------
                                 26,777,373         26,157,297    12,928,139

 Operating loss..............  (22,416,746)       (20,487,192)  (12,635,820)

 Other income (expense):
  Interest income............        93,386            153,045       123,931
  Interest expense...........           ---            (2,910)       (4,708)
  Gain on sale of investment.           ---                ---       398,805
  Other income...............        64,310             81,887        21,599
  Foreign exchange gain (loss)        (366)            (1,022)       (1,507)
                               ------------       ------------   -----------
                                    157,330            231,000       538,120

 Net income (loss) before income taxes,
  minority interest in income of
  consolidated subsidiary and
  discontinued operations....   (22,259,416)      (20,256,192)  (12,097,700)

 Income tax expense
   (benefit) (Note 6)........            ---         (122,024)       125,441

 Minority interest in loss of
  consolidated subsidiaries..     1,656,460          1,372,105       378,275

 Net income (loss)........... $(20,602,956)      $(18,762,063)  $(11,844,866)
                             ==============      =============  =============

 Earnings (loss) per share:
   Basic.....................       $ (.42)          $   (.42)      $  (.41)



                           LOTUS PACIFIC, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 1999, 1998 AND 1997

5.      Dispositions:

Fiscal Year 1999:

LPF International Corp. and Richtime Far East, Ltd.:

On September 30, 1998 the Company sold LPF International Corp. and Richtime
Far East Ltd. to an unrelated third party for $2,500,000. The Company recorded a loss in the amount of $590,641on the dispositions and recorded the activity of the two subsidiaries as discontinued operations. The 1998 and 1997 financial statements have been restated to include the subsidiaries as discontinued operations.

Fiscal Year 1997:

Shanghai Union Auto Bicycle Co., Ltd.:

On September 25, 1995 the Company exchanged 560,000 shares of its common stock for a seventy percent equity interest in Shanghai Union (Shanghai Union) Auto Bicycle Co., Ltd. in Shanghai Peoples Republic in China. At September 25, 1995 Shanghai Union had stockholders' equity of $204,721, 70% thereof was $143,305.

On June 28, 1996 the Company exchanged its investment in Shanghai Union for 5% of the outstanding common stock of Rightiming Electronics Corp. (Rightiming). Rightiming was incorporated on January 4, 1996 to design and manufacture electronic software and other products to be marketed in the Far East. Five percent of Rightiming's stockholders' equity was $268,018 upon the date of acquisition. The Company recorded its investment in Rightiming at the value of its investment in Shanghai Union, on the date of the exchange, $172,395.
On May 6, 1997, the Company sold its 5% interest in Rightiming Electronics Corp. for $571,200 and reported a gain of $398,805.

6. Income Taxes:

The Company and its subsidiaries do not file a consolidated federal income tax return. Income taxes for the year ended June 30, consisted of the following:

                             1999        1998        1997
                          ----------   ---------  ----------
 Current:
   Federal                $   0      $ (61,917)    $  92,120
   State                      0        (18,797)       31,722
                         ----------  ----------    ---------
                          $   0      $ (80,714)    $ 123,842

 The Company and its subsidiaries did not have any deferred tax items.



                            LOTUS PACIFIC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        JUNE 30, 1999, 1998 AND 1997



7. Financial Instrument:

Cash accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1999, 1998 and 1997, the uninsured balance was $30,197,000, $2,743,480 and $56,199, respectively.

8.  Capital Stock:

Common stock - $.001 par value, 100,000,000 shares authorized, 64,545,314, 47,387,644 and 40,737,894 shares issued and outstanding in 1999, 1998 and 1997, respectively.

Preferred stock, Series A - $.001 par value, 100,000 shares authorized, 4,300 shares issued and outstanding in 1999, 1998 and 1997, respectively

Common stock warrants - 8,000,000 warrants issued and outstanding in 1999 and 1998. Each warrant entitles the holder to purchase one share of the Company's common stock at $3 per share. The warrants expire May 5, 2002.

9.      Significant Customers:

For the year ended June 30, 1999, the Company and its subsidiaries had four customers with billings in excess of 10% of total revenues. Of the total revenue, Shanghai Hong Sheng Development Corp. accounted for $6,927,002 (16.3%), Allwell Technology $12,800,000 (30.2%), Taianshi Investment Consulting, Inc. $6,000,000 (14.2%), and Tashiba Corp. $3,745,000 (8.8%).

For the year ended June 30,1998, the Company's subsidiaries had four customers with billings in excess of 10% of total revenues. Of the total revenue, Shanghai Hong Sheng Development Corp. accounted for $4,840,000 (26.2%), Full Chance China Ltd. $2,749,000 (14.9%), and D&T Corp. $1,815,000 (9.8%).

10.       Stock Options:

In May, 1997, the Company granted 1,090,000 options to certain officers, key employees and/or consultants to the Company. Exercise price on the options is $6.00 per common share, are 100% vested and expire five years from grant date. All issuances were granted at the fair market value of the Company's common stock at time of grant. As of June 30, 1999, 1998 and 1997, no options have been exercised.



                               LOTUS PACIFIC, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 1999, 1998 AND 1997


10. Stock Options (continued):

The Company accounts for stock-based compensation in accordance with SFAS
No. 123, Accounting for Stock-Based Compensation which permits the use of the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense.

Had compensation cost for the Company's stock options been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below.

                                         1999             1998
                                       ----------       -----------
 Net income (loss):
  As reported.....................   $(10,047,071)      $(2,648,865)
  Pro forma.......................   $(10,047,071)      $(2,648,865)

 Net income (loss) per common share:
  As reported....................          $(0.20)           $(0.06)
  Pro forma......................          $(0.20)           $(0.06)

Significant assumptions used to calculate the above fair value of the awards are as follows:

 Risk free interest rates of return          6.00%
 Expected option life                        60 months
 Expected dividends                          $-0-



                           LOTUS PACIFIC, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 1999, 1998 AND 1997



11.       Commitments

The Company and its subsidiaries lease office space and equipment under noncancelable lease agreements expiring at various dates through June 30, 2002 and provide, among other things, for minimum annual rentals, exclusive of additional rentals which may be required for increases in certain operating expenses and taxes. The minimum annual commitments, including estimated additional rentals based on actual amounts paid during 1999, are as follows:

          Years Ending June 30,             Amount
         ---------------------          -------------

                 2000                     $387,702
                 2001                      399,027
                 2002                      264,820
                 2003                       69,925

 Rent expense for the period to June 30, 1999 was $483,017.

12.    Subsidiary Companies' Financial Information:

In 1999, the Company has two subsidiaries which account for more than twenty percent of revenue and/or assets, Regent Electronics Corp. and Turbonet Communications. In 1998 and 1997, Regent Electronics Corp. accounted for more than twenty percent of the revenues and assets.


                           LOTUS PACIFIC, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        JUNE 30, 1999, 1998 AND 1997

12. Subsidiary Companies' Financial Information (continued):

    Condensed financial information for Regent Electronics Corp.
    at June 30, 1999, 1998 and 1997:

                               BALANCE SHEETS

                                   ASSETS

                                     1999           1998          1997
                                 -----------    ------------   -----------
 Current assets.............    $28,835,371     $  7,232,436    $  205,035
 Property and equipment.....        962,011        1,281,029     1,564,334
 Other assets...............      5,121,765        5,461,930     5,783,220
                                -----------      ------------   -----------

                                $34,919,147       $13,975,395   $7,552,589
                                ===========       ===========   ==========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities........    $23,167,208       $ 2,134,683    $  38,539

 Stockholders' deficit:
  Common stock..............         26,000            26,000       26,000
  Preferred stock...........          1,500             1,500          ---
  Stock warrants............          1,500             1,500          ---
  Additional paid-in capital     13,760,500        13,760,500    7,762,000
  Accumulated deficit.......    (2,037,561)       (1,948,788)    (273,950)
                                -----------      -------------  -----------
                                 11,751,939        11,840,712    7,514,050

                                $34,919,147       $13,975,395   $7,552,589
                               ============       ===========   ===========



                            STATEMENTS OF OPERATIONS

 Sales......................    $ 32,485,165     $  6,155,000          ---
 Cost of sales..............    (29,171,209)      (3,408,500)          ---
 Interest income............          27,850           30,535    $   2,563
 Royalty income.............         124,125        1,800,000          ---
 Operating costs and expenses    (3,554,704)      (6,251,873)    (276,513)
                                ------------     ------------    ---------

 Net loss...................    $  (88,773)      $(1,674,838)  $ (273,950)
                                ============     ============  ===========



                                 STATEMENTS OF CASH FLOWS

 Cash flows provided
   by operating activities...  $ 3,911,697       $(3,914,716)  $ (235,411)

 Cash flows used
   in investing activities...      (5,660)           (38,083)  (7,347,554)

 Cash flows from
   financing activities......          ---          6,436,500   7,788,000
                               -----------       ------------  -----------

 Net increase in cash........  $ 3,906,037         $2,483,701   $ 205,035
                               ===========        ===========   ==========



                             LOTUS PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 1999, 1998 AND 1997


12.     Subsidiary Companies' Financial Information (continued):

 Condensed financial information for Turbonet Communications at June 30, 1999:


                                BALANCE SHEET

                                   ASSETS


          Current assets.............            $    5,644,228
          Property and equipment.....                   411,925
                                                  --------------

                                                   $   6,056,153
                                                   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT


           Current liabilities.......              $  3,057,380

           Stockholders' deficit:
            Common stock.............                     4,167
            Preferred stock..........                 8,450,000
            Accumulated deficit......               (5,455,394)
                                                    -----------
                                                      2,998,773

                                                    $ 6,056,153
                                                    ===========


                           STATEMENT OF OPERATIONS


           Sales.....................               $ 3,745,688
           Cost of sales.............               (2,910,723)
           Interest income...........                    16,035
           Other loss................                   (1,487)
           Operating costs and expenses             (1,558,497)
                                                    -----------
           Net loss..................              $  (708,984)



                          STATEMENT OF CASH FLOWS


           Cash flows provided
             by operating activities...              $  400,364

           Cash flows used in
             investing activities......               (190,673)

           Cash flows from
             financing activities......               1,470,000
                                                     ----------
           Net increase in cash........              $1,679,691




                           LOTUS PACIFIC, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     JUNE 30, 1999, 1998 AND 1997


13.   Segment and Related Information:

In 1999, the Company and its subsidiaries have been aggregated into one reportable segment: computer and internet products. In 1998, the reportable segments were computer and internet related products and textiles. The textile segment was sold in 1999 and reported as discontinued operations. In 1997, the Company did not have sales.

The following table presents revenues by country based upon location of the sale:

                                  1999        1998         1997
                               ---------    ---------    ---------

        China........        $34,569,315    $2,314,935     $  0

        United States        $ 7,813,480    $3,840,000     $  0


14.     Minority Interest in Subsidiaries:

Two of the Company's subsidiaries have convertible preferred stock outstanding. The convertible preferred stock is convertible on a one-to-one basis into the subsidiaries' common stock which can be converted on a one-to-one basis into Lotus Pacific's common stock at the option of the holder at any time. The outstanding preferred shares are as follows:

                                                Shares
                                        ------------------------
                                            1999         1998
                                        ------------  ----------
  Regent:
    Preferred Shares.............        1,500,000     1,500,000

  Turbonet Communications:
    Preferred Series A...........        2,300,000        ---
    Preferred Series B...........          250,000        ---
    Preferred Series C...........          800,000        ---
                                         ----------    ---------
  Total preferred shares.........        4,850,000     1,500,000


15.   Partial Spin Off of Brokerage Industry Subsidiaries:

In June 1999, Lotus formed USS Online, Inc. and Professional Market Brokerage, Inc. (PMB) (Note 4) and U.S. Securities and Futures Corp. (USSF) (Note 4) were merged into USS Online, Inc. On June 28,1999, USS Online, Inc. issued 4,000,000 shares of its common stock to Lotus Pacific, options to purchase 5,000,000 shares of its common stock at $.10 per share to its management and options to purchase 32,272,237 shares of its common stock at $.01 per share to Lotus Pacific's shareholders of record on August 30, 1999.



                           LOTUS PACIFIC, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      JUNE 30, 1999, 1998 AND 1997



16.   Partial Spin Off of Brokerage Industry Subsidiaries (continued):

Lotus's total investment in PMB and USSF was $14,983,750 and the partial spin off was accounted for as follows: dividend $11,714,822; compensation $1,815,000; and investment in USS Online $1,453,928. The dividend was recorded as a reduction of additional paid-in capital.

The two brokerage companies were acquired as part of management's plan to offer the brokerage customers on-line services. Management believed that these services would be provided in part with its Internet technology and computer related products.

Subsequent to the acquisitions, management determined that the two brokerage companies would not significantly contribute to the organization and began to divest of its investment in the brokerage companies.


17.      Investment Deposits:

 At June 30, 1999 Lotus had received $44,695,000 from investors that were negotiating with the Company to purchase stock of the Company and the Company's subsidiaries. The negotiations had not been finalized as of the report date.