Form 10-Q
period 1999-09-30
LOTUS PACIFIC INC
filed 1999-11-30
CIK 789945

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


                              FORM 10-Q

           (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1999

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes (X)   No ( )

   The number of shares outstanding of the Registrant's common stock as of November 26, 1999 was 64,544,474.





                              LOTUS PACIFIC, INC.

                                   FORM 10-Q

                    For the Quarter Ended September 30, 1999

                                    INDEX

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

       a) Condensed Consolidated Balance Sheets (unaudited)
            as of September 30, 1999 and June 30, 1999 ...............     2

       b) Condensed Consolidated Statements of Operations (unaudited)
            for the Three Months Ended September 30, 1998 and 1999.....    3

       c) Condensed Consolidated Statements of Cash Flows (unaudited)
            for the Three Months ended September 30, 1998 and 1999......   4

       d) Notes to Condensed Consolidated Financial Statements .........   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .....................................   6

Item 3.  Quantitative and Qualitative Disclosure about Market Risk .....   9

PART II OTHER INFORMATION

Item 1.  Legal Proceedings .............................................  10
Item 2.  Changes in Securities and Use of Proceeds .....................  10
Item 3.  Defaults upon Senior Securities ...............................  10
Item 4.  Submission of Matters to a Vote of Security Holders ...........  10
Item 5.  Other Information .............................................  10
Item 6.  Exhibits and Reports on Form 8-K ..............................  11

Signatures .............................................................  12





                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


                                    September 30, 1999      June 30, 1999
                                     ------------------   -----------------

                                        ASSETS
Current Assets:
 Cash ...........................       $  5,536,092         $ 30,779,486
 Accounts Receivable ............         30,563,468           27,655,975
 Inventories ....................          4,317,898            4,972,965
 Other current assets ...........            190,657              574,985
                                       -------------        -------------
                                          40,608,115           63,983,411
Property and equipment:
 Furniture and office equipment..          1,819,858            1,534,033
 Equipment.......................          1,540,221            1,540,221
 Leasehold improvements..........             29,836               29,836
 Less: accumulated depreciation .        (1,338,503)          (1,235,567)
                                       -------------        -------------
                                           2,051,412            1,868,523
Other assets:
 Cash surrender value of life
  insurance......................             20,436               17,436
 Intangible assets, net .........          5,012,549            5,098,604
 Goodwill, net...................        126,484,093          128,157,062
 Deposits........................             78,586              180,454
 Investment in affiliates........          5,183,646            1,453,928
                                        -------------        -------------
                                         136,779,310          134,907,484

Total Assets ....................       $179,438,837        $ 200,759,418
                                        =============       ==============


                   LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
 Accounts Payable and
  accrued expenses...............       $  4,431,602         $  8,950,281
 Loan payable ...................               ----              195,565
 Customer deposits...............             34,659                 ----
 Investment deposits ............         30,400,000           44,695,000
                                        -------------       --------------
                                          34,866,261           53,840,846
Minority interest in equity of
 consolidated subsidiaries ......          7,466,389            8,512,221

Stockholders' Equity:
Preferred Stock, Class A, $.001 par value,
 4,300 shares authorized; 4,300 shares issued
 and outstanding ................                  4                   4
Common Stock, $.001 par value, 100 million
 shares authorized, 64,544,474 shares issued
 and outstanding ................             64,544              64,544
Stock Warrants ..................             80,000              80,000
Additional paid-in capital ......        151,270,219         151,270,218
Accumulated deficit .............       (14,308,580)        (13,008,415)
                                       -------------       --------------
                                         137,106,187         138,406,351
Total Liabilities &
 Stockholders' Equity ...........      $ 179,438,837       $ 200,759,418
                                      ==============       ==============


  The accompanying notes are an integral part of the financial statements




                   LOTUS PACIFIC, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                           Three Months Ended September 30
                                           --------------------------------
                                                1999              1998
                                           ---------------    -------------

Sales  .............................       $ 11,237,743      $  2,420,000
Cost of Sales.......................          9,152,532         1,198,000
                                           ------------      -------------
Gross profit .......................          2,085,211         1,222,000

Operating expenses:
 Selling, general & admin............         4,234,255           458,512
 Research and development ...........         1,090,600           565,743
 Depreciation and amortization.......         1,970,070           522,923
                                            -----------       -----------
                                              7,294,925         1,547,178

Operating Loss ......................       (5,209,714)         (576,484)
                                            -----------       -----------

Other income (expenses):
Interest Income .....................            66,305             8,647
Equity in earnings of unconsolidated
 subsidiary..........................           262,918
Other income  .......................            23,680              ----
                                             ----------
                                                352,903

Gain of disposal of discontinued operations        ----           100,000

Net Income before income taxes
 and minority interests in income of
 consolidated subsidiaries..........        (4,856,811)         (467,837)


Minority interest in loss of
 consolidated subsidiaries..........           638,166              7,351

Net income (loss)...................     $ (4,218,645)        $ (460,486)
                                        ==============       =============

Earnings Per Share
  Basic ............................           $(0.07)            $(0.01)
  Diluted ..........................           $(0.07)            $(0.01)

Weighted Average Shares.............        64,544,474         47,477,552




   The accompanying notes are an integral part of the financial statements





                      LOTUS PACIFIC, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                             Three Months Ended September 30
                                             --------------------------------
                                                  1999             1998
                                             --------------    --------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income .............................    $  (4,218,645)      $  (460,486)
Adjustments to reconcile net income to
 net cash used in operating activities
 Depreciation expenses..................           297,101           167,073
 Goodwill amortization  ................         1,672,969           355,850
 Gain on sale of investment ............              ----         (100,000)
 Equity in earnings of unconsolidated
 subsidiary ............................         (262,918)              ----
 Common stock issued for service .......              ----           135,000
Changes in assets & liabilities:
 Increase in accounts receivable........       (2,907,493)       (1,821,047)
 Decrease in inventories ...............           655,067              ----
 Decrease in other current assets ......           384,328           757,421
 Increase in cash surrender value ......           (3,000)              ----
 Decrease in deposit ...................           101,868            50,617
 Decrease in accounts payable and
  accrued expenses......................       (4,518,679)       (1,008,496)
 Increase in customer deposit ..........            34,659              ----
 Decrease in minority interest .........         1,764,539           598,914
                                             -------------      -------------
Net cash used in operating activities ..       (7,000,204)       (1,325,154)


CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase (sale) of equipment ..........         (285,825)            1,050
 Sale of leasehold improvement .........              ----           74,571
 Investment in affiliates...............       (3,466,800)             ----
                                              ------------       -----------
Net cash used in investing activities ..       (3,752,625)           75,621

CASH FLOW FROM FINANCING ACTIVITIES:
 Issuance of common stock...............              ----          675,000
 Decrease in investment deposit.........      (14,295,000)             ----
 Decrease in loans payable..............         (195,565)             ----
                                             -------------       ----------
Net cash used in financing activities ..      (14,490,565)          675,000


Net decrease in cash ...................      (25,243,394)        (574,533)

Cash, beginning ........................        30,779,486        3,193,127

Cash, ending ...........................       $ 5,536,092      $ 2,618,594


Supplemental disclosure of non-cash financing activities:

 Issuance of common stock for service: ..                        $ 135,000





   The accompanying notes are an integral part of the financial statements






                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1999 (UNAUDITED)


(1) Description of Business:

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

(2) Basis of Presentation

The accompanying consolidated condensed financial statements include the accounts of Lotus Pacific, Inc. and its all significant majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Those statements and accompanying notes have not been audited, but in the opinion of management, have been prepared in conformity with generally accepted accounting principles applying certain assumptions and estimates, including all adjustments (consisting only of normal recurring items) considered necessary to present fairly such information. Although these estimates are based on management's knowledge of current events and actions the Company may undertake in the future, actual results may ultimately differ from those estimates.

The Company reports on a fiscal year beginning July 1. The three-month periods ended September 30, 1999 and 1998 are the first fiscal quarters of fiscal year 2000 and fiscal year 1999, respectively. Operating results for any interim period are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 1999 Form 10-K.

(3) Basic and Diluted Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed in the same manner except that the weighted average number of common shares outstanding assume the exercise and conversion of certain stock warrants and options.

For the three-month periods ended September 30, 1999 and 1998, basic and diluted earnings per share were the same.

(4)  Joint Venture

On September 1, 1999, the Company formed a joint venture, TCL International Inc, with TCL Holdings (BVI) Ltd. to develop, manufacture and market the Internet and network products and services in China. The Company and TCL Holdings each owns 50% share of the joint venture. TCL Holdings is a subsidiary of TCL Group, China's fifth largest electronics manufacturer with 1998 revenue of $1.2 billion.

(5) Lotus World Inc.

On April 22, 1999, the Company registered a new subsidiary, Lotus World, Inc. in the State of Delaware. Lotus World started to provide online auction and online shopping services to the greater China markets in the quarter ended September 30, 1999. On November 19, 1999, the Company formed a strategic alliance with Shanghai Online, one of China's leading Internet portal and ISP companies. The accounts of Lotus World were consolidated with the Company.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Lotus Pacific is an Internet technology and services company. Through its four subsidiaries, Regent Electronics Corp., TurboNet Communications, Arescom Inc. and Lotus World, Inc., the Company develops and markets a broad range of Internet-related products and services in the United States and international markets. The Company's products include TeleWeb systems, WonderTV/TeleWeb set-top boxes, cable modems, cable modem chips, routers and cable data bridges. The Company also provides online auction and online shopping services.

On September 1, 1999, the Company formed a joint venture, TCL International Inc, with TCL Holdings (BVI) Ltd. to develop, manufacture and market the Internet and network products and services in China. The Company and TCL Holdings each owns 50% share of the joint venture. TCL Holdings is a subsidiary of TCL Group, China's fifth largest electronics manufacturer with 1998 revenue of $1.2 billion.

Since November 1999, Lotus World, Inc., the Company's newly established subsidiary, has started to provide AuctionLive, a private label hosted online auction site to international clients. Lotus World's AuctionLive has a language -independent architecture, which allows businesses to auction their products in almost any languages. Lotus World has formed strategic alliance and partnerships with Shanghai Online, TCL International Inc., and Industrial and Commercial
Bank of China, three major players in China's Internet services, television and personal computers, and commercial banking sector respectively. Lotus World has developed a strong presence in the Chinese market with eight regional offices in the greater China area and more than fifty marketing agents.

RESULTS OF OPERATIONS

SALES
Sales for the first quarter of 2000 increased by 363% to $11.2 million, compared with $2.4 million in the first quarter of 1999. The increase in sales was primarily attributable to the following two factors: (1) 116% of increase in sales from WonderTV A9000 chips; and (2) $5.6 million of cable modem sales from TurboNet, one of the Company's subsidiaries.

DISCONTINUED OPERATIONS
In order to concentrate on its Internet-related products and services, on September 30, 1998, the Company sold all of its textile and apparel business (LPF International Corp. and Richtime Far East, Ltd.) to Clarinet Overseas Ltd. for an aggregation consideration of $2.5 million in cash. The Company had $100,000 of gain from sale of LPF and Richtime. Since then, the Company had no sales from textile and apparel business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses consist primarily of selling, general and administrative expenses, such as travel, selling, communications, employee benefits, management, administrative and office rents. For the quarter ended September 30, 1999, selling, general and administrative expenses increased $3.8 million, or 723%, to $4.2 million from $458,512 during the same period of the last year. The increase was mostly due to the expenses incurred in the Company's newly acquired subsidiaries,TurboNet and Arescom.

RESEARCH AND DEVELOPMENT
For the quarter ended September 30, 1999, research and development expenses increase $524,857 to $1.1 million, compared with $565,743 for the quarter ended September 30, 1998. The increase in R&D expenses was primarily because of the expenses incurred in the Company's newly acquired subsidiaries, TurboNet and Arescom.

GOODWILL AMORTIZATION
The Company has accumulated approximately $134.7 million of goodwill from acquisitions of business since September 1997. The goodwill is to be amortized on the straight-line basis over 20 years. For the quarter ended September 30, 1999, the Company's goodwill amortization was $1.7 million, compared with $356,000 for the quarter ended September 30, 1998.

NET INCOME (LOSS) AND EARNING PER SHARE
For the quarter ended September 30, the Company had net loss of $4.2 million, compared with $460,486 of net loss for the same period of the prior year. For the quarter ended September 30, 1999, the Company had net loss of $0.07 per diluted share, compared with $0.01 per share of net loss for the quarter ended September 30, 1998. Excluding $1.7 million of goodwill amortization expenses, the Company had net loss of $2.5 million, or $0.04 per share, for the quarter ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company's liquid assets, consisting of cash and cash equivalents, total $5.5 million, compared with $30.8 million as of June 30, 1999.

For the quarter ended September 30, 1999, net cash used by operating activities was $7.0 million, compared with $1.3 million of net cash used for the same quarter of the last year. The increase in net cash used was primarily because of increase in accounts receivable and decrease in accounts payable. The Company's investing activities used $3.8 million of cash in the quarter ended September 30, 1999, mostly for investing to the Company's new joint venture, TCL International Inc, and purchase of equipment. For the quarter ended September 30, 1999, net cash used in financing activities was $14.5 million.
As of September 30, 1999, the Company had 64,544,474 shares of Common Stock with par value $.001 per share and 4,300 shares of Class A Preferred Stock issued and outstanding.

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

All critical aspects of the Company's Year 2000 compliance program are expected to be completed by the end of the first week of December 1999. The Company will continue to assess and test newly engaged suppliers and their products for Year 2000 compliance as part of the Company's normal business operations and address any material issues, and develop contingency plan as it deems appropriate.

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



        PART II           OTHER INFORMATION


Item 1.     Legal Proceedings

            None

ITEM 2     Changes in Securities and Use of Proceeds

On August 23, 1999, Lotus International Holdings Corp., a major shareholder of the Company, transferred 1,000,000 shares of the Company's common stock to Luks Industrial Company Limited, a Hong Kong company, in exchange for approximately 10% of the Luks Industrial's capital stock.

On September 1, 1999, TCL Industries Holdings Ltd, a Hong Kong company, acquired approximately 15% of the Company's common stock from several shareholders of the Company.


ITEM 3.  Defaults by the Registrants on its Senior Securities

         None


ITEM 4.  Submission of Matters to A Vote of Securities Holders

         None


ITEM 5.  Other Information

         None


ITEM 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibits

         Exhibit 27:   Financial Data Schedule

 (b)     Reports on Form 8-K

During the three-months ended September 30, 1999, the Company filed the following reports on Form 8-K:

On July 12, 1999, the Company filed a Form 8-K to report that (1) on June 28, 1999, the Company transferred all of its ownership interests in each of U.S. Securities & Futures Corp. and Professional Market Brokerage, Inc. to USS Online Inc., a newly established subsidiary of the Company; (2) the Company approved that USS Online granted options to the Company's common stock shareholders of record as of August 30, 1999, on a pro rate basis; and (3) the Company approved the management compensation plan of USS Online, whereby USS Online will issue 5 million of its capital stock to its executive officers at a price of $0.1 per share. As a result, the Company's ownership interest in USS Online was reduced from 100% to approximately 44%.

On September 2, 1999, the Company filed a Form 8-K to report that (1) Lotus International Holdings Corp., a major shareholder of the Company, transferred one million shares of the Company's common stock to Luks Industrial Company Limited, a Hong Kong company, in exchange for approximately 10% of the Luks Industrial's capital stock; (2) TCL Industries Holdings Ltd, a Hong Kong company, acquired 15% of the Company's common stock from shareholders of the Company; and (3) the Company had set up a joint venture with TCL Holdings
(BVI) Ltd, a subsidiary of TCL Group, China's fifth largest electronics manufacture.

On September 9, 1999, the Company filed a Form 8-K to report that Mr. David Li was appointed as the Company's Chief Financial Officer.






                                Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        LOTUS PACIFIC, INC.


Date:  November 26, 1999              By:  Jeremy Wang
                                     -----------------------------------
                                     Jeremy Wang, Chief Executive Officer
                                     and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in capacities and on the dates indicated.



Date:    November 26, 1999            By: David Li
                                     ----------------------------------
                                      David Li, Chief Financial Officer