Form 10-Q
period 1999-12-31
LOTUS PACIFIC INC
filed 2000-02-15
CIK 789945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549


FORM 10-Q

 (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1999

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

(1)       Yes     X      No _____     (2)      Yes    X       No _____

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 1999:

           		        Class			          Number of Shares
 			             Common Stock	             64,344,474
	        Par Value $.001 Per Share





LOTUS PACIFIC, INC.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.		Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1999
              (unaudited) and June 30, 1999 (audited)

		Condensed Consolidated Statements of Operations (unaudited) for the
Three and Six Months Ended December 31, 1999 and 1998

		Condensed Consolidated Statements of Cash Flows (unaudited) for the
Six Months ended December 31, 1999 and 1998

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

Signatures



LOTUS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Dollars)

                         			December 31, 1999  			June 30, 1999
                        			------------------  			-----------------
                 						       (Unaudited)			        (Audited)
                                        			ASSETS
Current Assets:
 Cash .....................		$ 22,155,704         $ 30,779,486
 Accounts Receivable .... 		   25,972,756	       			27,655,975
 Inventories ..........         5,301,757		      		  4,972,965
 Other current assets ..        1,811,323     				     574,985
                               -------------				-------------
                      	    	   55,241,540       				63,983,411

 Property and equipment..       3,563,996       				 3,104,090
  Less: accumulated depreciation(1,194,266) 	    			(1,235,567)
                            -----------------				--------------
                          	     2,369,730       			  1,868,523
Other assets:

 Intangible assets, net .....   4,955,588      				  5,098,604
 Goodwill, net................122,986,047          128,157,062
  Investment in affiliates...  15,450,550      				  1,453,928
 Other............................	77,055       		     197,890
                         ------------------		   ----------------
                		          	 143,469,240          134,907,484

Total Assets  ..........    $ 201,080,510        $ 200,759,418
                             =============			==============


                   			LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
 Accounts Payable and
  accrued expenses...........   $ 12,664,498        $  8,950,281
 Loan payable ...................   			---        				   195,565
 Investment deposits ...........  37,800,015		        44,695,000
Other current liabilities......			    42,359			       	     ---
                             -----------			         --------------
Total current liabilities.... 		$ 50,506,872	       $ 53,840,846

Minority interest in equity of
 consolidated subsidiaries ...	    7,639,298       				8,512,221

Stockholders' Equity:
Preferred Stock, Class A, $.001 par value,
 4,300 shares authorized; 4,300 shares issued
 and outstanding ............      		      4		              			4
Common Stock, $.001 par value, 100 million
 shares authorized, 64,344,474 shares issued
 and outstanding ..................   64,344		            64,344
Stock Warrants ..................     80,000        				  80,000
Additional paid-in capital ..... 162,985,241 			     151,270,418
Translation Adjustment   			          18,347      				   ---
Accumulated deficit ............ (20,213,596)			     (13,008,415)
                             -------------			      ----------------
                                	142,934,340    	     138,406,351
Total Liabilities &
 Stockholders' Equity ......   $ 201,080,510   			  $ 200,759,418
                              ==============		      ==============



The accompanying notes are an integral part of the financial statements

LOTUS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Dollars except share amounts)
(Unaudited)


                         			Three Months Ended  		Six Months Ended
                                  December 31			       December 31
                -----------------------------		-----------------------------
	                      				   1999		     1998		       1999		        1998
				                       ---------		-------	    	---------		---------

Sales  ...............   $ 19,609,595 	$ 6,550,818	 $ 30,847,338	$ 8,970,818
Cost of Sales............. 14,821,931	   6,029,033    23,974,463   7,227,033
                                       ------------------
Gross profit............ $  4,787,664	 $   521,785  $  6,872,875 $ 1,743,785

Operating expenses:
 Selling, general & admin   4,894,547	  $  703,498  $  9,128,802 $ 1,410,521
 Research and development .   959,010      483,995     2,049,610   1,049,738
 Depreciation and amortization3,688,002     		---	     5,658,072     	---
  				                                ----------------
 				                    $  9,541,559	 $1,187,493	  $ 16,836,484  $2,460,259

Operating Income (Loss)  $ (4,753,895)  $ (665,708) $ (9,963,609) $ (716,474)
              				                    ---------------
Other income (expenses):
  Interest Income ......       62,138        4,793     		128,443      13,440
 Other income  ...............  ---	          	---	    	  23,680  	    ---
              				             62,138	      	4,793	      152,123      13,440
Discontinued operations
  Gain on disposal of discontinued LPF	--    	---		        ---	      100,000
			                                   ----------------
Net Income before income taxes,
  equity in unconsolidated subsidiaries
  and minority interests..  (4,691,757)    (660,915)  (9,811,486)   (603,034)

Earnings in unconsolidated
   subsidiary............      63,130	       	---	       326,048	       ---

Minority interest in income of
    Consolidated subsidiaries.(172,909)     (74,187)	    465,257     (66,836)
			                                    -----------------
Net income (loss).....   $  (4,801,536)	 $ (586,728) $(9,020,181)  $ (536,198)
                                        ================

Earnings Per Share
  Basic ...................   	$	(0.07)     $	(0.01)	   $ (0.14)	    $ (0.01)
  Diluted ....................	$ (0.07)     $ (0.01)	   $ (0.14)     $ (0.01)

Weighted Average Shares.... 64,344,474	  47,499,304	  64,344,474	  47,488,428

The accompanying notes are integral part notes are an integral part of the financial statements

LOTUS PACIFIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Dollars)
(Unaudited)

                      						Six Months Ended      	Six Months Ended
							                     December 31, 1999 	    December 31, 1998
						                    	-----------------		   ------------------

CASH FLOW FROM OPERATING ACTIVITIES:

   Net Loss					                  $ (9,020,181)		    $   (536,198)

   Adjustments to reconcile net income
      to net cash used in operating
      activities
	Depreciation & amortization			      5,658,072		          333,804
	Equity in earnings of unconsolidated
	   subsidiaries 					                (326,048)		           	---
	Common Stock issued for service		     	---		             135,000
   Change in assets and liabilities
	Decrease in accounts receivable		   1,683,219		       (4,491,258)
	Decrease in prepaid expenses			       	---		             729,084
(Increase) in inventories			          (328,792)	          (13,650)
	(Increase) in other current assets (1,236,338)			           ---
	Decrease in other assets			           120,835			            ---
	Increase in accounts payable
	   And accrued expenses			          3,714,217	  	      2,003,815
	Increase in notes receivable			       	---		          (1,808,000)
Increase (decrease) in investment
	  deposit					                    (3,935,931)            			---
	Increase (decrease) in other liabilities (153,206)       			---
	Increase (decrease) in minority interest (872,923)		     498,466
							                        -----------------------
  Net cash provided from (used for)
       operating activities 			   	 (4,697,076)		      (3,148,937)
							                        -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
	Purchase of equipment			             (459,906)	          		---
	Sales of equipment			                  		---		          	  1,050
	Sale of leasehold improvement	         		---	           		74,571
Investment in affiliates			         (3,466,800)           100,000
                  									     ----------------------
Net Cash provided in investing activities (3,926,706)	    175,621

CASH FLOW FROM FINANCING ACTIVITIES:

Issuance of common stock					             ---		           675,000
							                         ---------------------
Net Cash provided by financing activities			---		         675,000

Net increase in cash				         	  (8,623,782)  		    (2,298,316)

Cash beginning				                  30,779,486   		     3,193,127
						                          ----------------------
Cash Ending					                    22,155,704	  	        894,811
							                         ===========	==========
The accompanying notes are an integral part of the financial statements

LOTUS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 (UNAUDITED)


NOTE 1   Description of Business:

Lotus Pacific, Inc. ("LPFC") is a holding company focused on investing in and managing, developing and operating a network of subsidiaries. LPFC and its subsidiaries (the "Company") today are engaged in the development, manufacture and distribution of devices used in supplying high-speed Internet access, including cable modem and DSL devices and Internet set-top boxes, and in providing private label online auction services.


NOTE  2        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q and Article 10 of Regulation
S-X relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Lotus Pacific, Inc. for the year ended June 30
1999 ("fiscal 1999"). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying condensed consolidated financial statements for the three months and six months ended December 31, 1999 should not be regarded as necessarily indicative of results that may be expected for the year ending June 30, 2000 ("fiscal 2000").

The accompanying unaudited condensed consolidated financial statements include the accounts of LPFC and four majority-owned subsidiaries: Regent Electronics Corp. (87.3% owned), TurboNet Communications (81%), Arescom Inc. (81%), and Lotus World, Inc.
(94%). The financial statements do not include the operations of USS Online, Inc. ("Online"), which was wholly-owned by LPFC as of December 31, 1999 but had been held for disposition since the fourth quarter of fiscal 1999 (which was shortly after the Company's acquisition of the operating businesses of Online). On February 8, 2000, LPFC disposed of a 72% interest in Online, retaining a 28% minority interest. LPFC's interest in Online as of December 31,1999 was carried as investment of $13,571,250. During January and February 2000, LPFC has arranged sales of portions of its interest in TurBonet Communications to foreign intvestors for cash consideration of up to approximately $80,000,000, reducing LPFC's ownership to between 65% and 70% of the total outstanding common stock of TurBonet Communications. The minority interests in the subsidiaries are reflected as such on the balance sheet in acordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.




LOTUS PACIFIC, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 (CONTINUED)


NOTE 3	Basic and Diluted Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner except that the weighted average number of shares outstanding assumes the exercise and conversion of certain stock warrants and options.

For the three-month and six-month periods ended December 31, 1999, there was no difference between basic and diluted earnings per share.

Note 4		Joint Venture

On September 1, 1999, LPFC entered into a 50-50 joint venture with TCL Holdings (BVI) Ltd., to develop, manufacture and market
Internet and network products and services in China.
TCL Holdings is a subsidiary of TCL Group, China's fifth
largest electronics manufacturer with 1998 revenue of $1.2
billion.   LPFC's participation in the joint venture is currently
carried as an investment.


ITEM 2.  	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with the Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999 ("fiscal 1999").

GENERAL

Lotus Pacific ("LPFC") is a holding company focused on investing in and managing, developing and operating a network of subsidiaries which develop and/or supply products or services that use or support Internet technology. As a player in today's Internet revolution, LPFC and its subsidiaries (the "Company") are capitalizing on the abundance of opportunities in this fast-growing marketplace. LPFC traces its involvement in this sector to its 1997 acquisition of a controlling interest in technology-based Regent Electronics Corporation (REC).
It has subsequently pursued a strategy of investing in Internet-related companies by organizing or acquiring controlling interests in TurboNet Communications, Arescom, Inc., and Lotus World, Inc.. The Company today is engaged in the development, manufacture and distribution of devices used in supplying high-speed Internet access, including cable modem and DSL devices and Internet set-top boxes, and in providing private label online auction services.

On September 1, 1999, LPFC entered into a 50-50 joint venture with
TCL Holdings (BVI) Ltd., to develop, manufacture and market Internet
and network products and services in China.    TCL Holdings is a
subsidiary of TCL Group, China's fifth largest electronics manufacturer with 1998 revenue of $1.2 billion. The joint venture is currently in the development stage and is carried as an investment.

Lotus World, Inc., was formed by LPFC in April 1999. In November 1999, Lotus World began to offer AuctionLive, a private label hosted online auction site to international clients. AuctionLive has a language-independent architecture, which allows businesses to auction their products in almost any language. Lotus World has formed strategic alliances and partnerships with Shanghai Online, TCL International Inc., and Industrial and Commercial Bank of
China, major players in, respectively, China's Internet se ersonal computers, and commercial banking activities. Lotus
World has eight regional offices in the greater China area and more than fifty marketing agents. It officially launched commercial operations on December 18, 1999 and had no significant impact on revenue during the three and six month periods then ended.

RESULTS OF OPERATIONS

REVENUES

Revenue for the second quarter of the fiscal year that began
July 1, 1999 ("fiscal 2000") increased $13 million, or nearly 200%, compared to the same period in fiscal 1999. Revenues for the six months of fiscal 2000 increased $21.9 million, or 244%, compared to the same period of fiscal 1999. The increase in revenues for fiscal 2000 was primarily attributable to the operations of TurboNet Communications which was acquired by LPFC in the third quarter of fiscal 1999.

DISCONTINUED OPERATIONS

In order to concentrate on its Internet-related products and services, on September 30, 1998, LPFC sold all of its textile and apparel business (LPF International Corp. and Richtime Far East, Ltd.) for an aggregate $2.5 million in cash, realizing a non-recurring gain of $100,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist primarily of travel, selling, communications, employee benefits, management, administrative expenses and office rents. For the second quarter of fiscal 2000, selling, general and administrative expenses increased $4.2 million (597%) from $703,498. For the six months of fiscal 2000, selling, general and administrative expenses increased more than 500% to over $9 million compared to the same period of fiscal 1999. The increase was attributable almost entirely to the business acquired or established during the second half of fiscal 1999.

RESEARCH AND DEVELOPMENT

For the second quarter of fiscal 2000, research and development expenses increased $475,015 to $959,010, or 98%, from $483,995 in the second quarter of fiscal 1999. For the six months of fiscal 2000, R&D expenses also nearly doubled compared to the same period of fiscal 1999. The increase was attributable almost entirely to business acquired or established during the second half of fiscal 1999.

GOODWILL AMORTIZATION

The Company has accumulated approximately $134.7 million of goodwill from acquisitions of businesses since September 1997.
The goodwill is amortized on the straight-line basis over 10 years. For the quarter ended December 31, 1999, the Company's goodwill amortization was approximately $1.7 million.

NET INCOME (LOSS) AND EARNING PER SHARE

For the second quarter of fiscal 2000, the Company had a net loss of
$4.8 million, which was identical to its loss in the same quarter
of fiscal 1999.   The losses are not properly comparable, since
the loss in the 1999 period was mainly attributed to the operation of Regent Electronics Corp., one of the subsidiaries, whereas the loss for the fiscal 2000 period was largely attributable to the conduct of businesses acquired during the second half of fiscal
1999.  For the second quarter of fiscal 2000, the Company had a net loss of
 .07 per diluted share, again compared with $0.01 per share of net loss in the same quarter of fiscal 1999. Excluding $1.7 million of goodwill amortization expenses, the Company had a net loss of $3.1 million, or $0.05 per share, for the quarter ended
December 31, 1999.

For the six months of fiscal 2000, net loss widened significantly compared to the same period of fiscal 1999. The increase in loss is attributable almost entirely to the inclusion of businesses established or acquired during the second half of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company's liquid assets, consisting of cash and cash equivalents, totaled $22.2 million, compared with $30.8 million as of June 30, 1999.

For the six months ended December 31, 1999, net cash used by operating activities was $4.7 million compared with $3.1 million of net cash used for the same period of fiscal 1998. The increase in net cash used was attributable primarily to the inclusion of the operations from various business acquired or originated in the second half of fiscal 1999.

During January and February, 2000, LPFC arranged sales of portions of its interest in TurboNet Communications to unrelated foreign investors for cash consideration of up to approximately $80,000,000, reducing LPFC's ownership of TurboNet Communications to between 65% and 70% of the total outstanding common stock. LPFC expects to use proceeds of the sales in connection with possible additional acquisitions and joint ventures and for further investment in its subsidiaries.

The Company believes that the existing cash and cash equivalents together with funds generated from operations and sales of TurboNet stock will be sufficient to meet its operating requirements for the next 12 months. The Company's continuing operating and investing activities may nevertheless make it necessary or desirable that the Company obtains additional financing, through loans or additional public or private offerings of its securities.
There can be no assurance that any additional financing will be y on commercially reasonable terms, if at all.

The statements contained in this report that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward-looking terminology such as; "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Management wishes to caution the reader that these forward-looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures and other statements contained in this report regarding matters that are not historical facts are only estimates or predictions. No assurance can be given that future results will be achieved; actual events for results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions adversely affecting the market for the Company's products. There also can be no assurance that products under development will be successfully developed or that once developed such products will be commercially successful.



ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments is not material.


PART II

 OTHER INFORMATION

Item 1.	    Legal Proceedings

            None.

Item 2.	    Changes in Securities and Use of Proceeds

	    None.

Item 3.	    Defaults by the Registrant on its Senior Securities

       	    None.

Item 4.	    Submission of Matters to A Vote of Security Holders
            None

Item 5.	  Other Information

(a) On February 8, 2000, Lotus Pacific ("LPFC") sold a controlling 72% interest in USS Online, Inc. ("Online") to Travelway International
Limited ("Travelway").  In eschange, LPFC received   732,802 shares
of LPFC's outstanding stock, valued at $9.6313 per share, or a total of $7,057,835. The value of the LPFC shares received was based on the average of the closing prices of the LPFC stock in the over the counter market on the 10 trading days preceding
January 18, 2000, when the terms of the transaction were agreed.
The amount of the consideration was negotiated based on a $10,000,000 valuation for Online, which the Board deemed fair. LPFC will recognize a loss on the transaction of approximately $2,713,000.
LPFC continues to hold 28% of Online's outstanding stock and has advanced Online $1,550,000 as a short-term loan to meet capital requirements. LPFC had previously reported its intention to divest itself of control of Online.

Online owns all of the outstanding stock of U.S. Securities and Futures Corporation ("USSF") and Professional Market Brokerage,
Inc. ("PMB").  USSF is a securities firm headquartered on Wall
Street in New York City, offering online securities trading and other financial and brokerage services to individuals and institutions. PMB is a Chicago-based financial trading firm that provides online trading services from an advanced Internet-based system. The two companies were acquired by LPFC in February and March 1999. The assets of Online at the time of the sale to Travelway included 877,500 previously-acquired shares of LPFC's common stock, which are restricted securities within the meaning of Rule 144 under the Securities Act of 1933.

Travelway is owned by Huaya Lu Tung who was, until the date of the sale, the Treasurer of LPFC. Concurrently with the sale, Ms. Tung resigned from all positions with LPFC, and Jeremy Wang, who is President and a director of LPFC, resigned as President of Online. Mr. Wang continues to serve as a minority director of Online. Travelway had been the owner of USSF until February 23, 1999, when it sold USSF to LPFC for consideration consisting of $2.5 million in cash and 500,000 shares of LPFC's common stock.

As previously reported, shortly after LPFC's acquisition of USSF and PMB, LPFC began to seek methods to divest itself of control and reduce its investment in these entities. This change resulted from a determination that these entities would not significantly benefit from association with LPFC's technology and resources, were subject to significant litigation and regulatory risks and would require managerial oversight and resources that would be better devoted to LPFC's core businesses. Accordingly, LPFC es as temporary investments since shortly after the time of their acquisition and has not included their operations in its consolidated financial statements except for a portion of the third quarter of fiscal 1999 in which they were acquired.

In June 1999, to facilitate a disposition, ownership of both entities was transferred to Online which was newly-formed for this purpose.
On July 12, 1999, LPFC reported certain transactions involving Online, which were intended to effect a disposition of a substantial portion of LPFC's interest in Online as of June 28, 1999. The proposed transactions included the issuance of 5,000,000 shares of Online's common stock to its senior management team and a planned distribution to LPFC's stockholders of record on August 30, 1999 of options to purchase 32,272,237 shares of Online's common stock at $.01 per share for two years after an initial public offering of Online's common stock

For various administrative and regulatory reasons, LPFC's management determined that the proposed transactions were not practicable, and its prior decisions to carry out these transactions were rescinded. Accordingly, the options were not granted, LPFC did not declare the proposed distribution, and shares were not issued to Online's senior management.

In light of the transactions that were proposed and pending as of
June 30, 1999, LPFC's balance sheet as of June 30 and September 30, 1999 reflected a net investment of $1,453,928 after charges for the proposed distribution and the issuance of management shares. These charges have been reversed as of December 31, 1999, and the investment
has been restated at $13,571,250.   As of December 31, 1999, the
Company continued to carry Online as an investment, in the expectation that disposition of a controlling interest would be effected within the next 60 days. In connection with the disposition of 72% of Online, LPFC sustained a one time loss of approximately $2,713,000. The 28% of Online retained by LPFC represents an investment of approximately $3,799,950.

(b) During January and February, 2000, LPFC arranged sales of portions of its interest in TurboNet Communications to unrelated foreign investors for cash consideration of up to approximately $80,000,000, reducing LPFC's ownership of TurboNet Communications to between 65% and 70% of the total outstanding common stock.




Item 6.	 Exhibits and Reports on Form 8-K

(a) Exhibits

   Exhibit 27:      Financial Data Schedule

(b) Reports on Form 8-K

None.


Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




LOTUS PACIFIC, INC.


Date: 	February 15, 2000           By:   /S/  Jeremy Wang
                              -----------------------------------
                                    Jeremy Wang, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in capacities and on the dates indicated.


Date:  February 15, 2000		          By:   /S/   David Li
                            			----------------------------------
                             			David Li, Chief Financial Officer