Form 10-K/A
period 1999-06-30
LOTUS PACIFIC INC
filed 2000-03-24
CIK 789945

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

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

      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock par value $.001 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           (1) Yes   X    No       (2)  Yes  X     No
                    ----     ----          ----       ----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of March 22, 2000, the aggregate market value of the shares of Common Stock (based on the closing price for the Common Stock on the OTC Bulletin Board on that date) held by non-affiliates(1) of the Registrant was approximately $450 million.

     As of March 22, 2000, there were 64,344,474 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.


(1) As used herein, "Common Stock held by non-affiliates" means shar of Common Stock held by persons other than executive officers, directors and persons holding in excess of 5% of the Registrant's Common Stock. The determination of "affiliate" status for the purposes of this report on Form 10-K shall not be deemed a determination as to whether an individual is an "affiliate" of the Registrant for any other purposes.


            --------------------------------------------------------
                    DOCUMENT INCORPORATED BY REFERENCE
                      See Exhibit Index --  Page 33






                             LOTUS PACIFIC, INC.


                                   INDEX


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

Part IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


  Signatures






                                    PART I


ITEM 1.   BUSINESS

Summary

Lotus Pacific, Inc. ("LPFC") is a holding company focused on investing in and managing, developing and operating a network of subsidiaries which develop and/or supply products or services that use or support Internet technology. As a player in today's Internet revolution, LPFC and its subsidiaries (the "Company") are capitalizing on the abundance of opportunities in this fast-growing marketplace. LPFC traces its roots as a holding company to 1997 when it acquired a controlling interest in technology-based Regent Electronics Corporation ("REC"). It has subsequently pursued its strategy of investing in Internet-related companies by acquiring majority interests in TurboNet Communications ("TurboNet"), Arescom, Inc. ("Arescom"), and Lotus World, Inc. ("Lotus World"). The Company today is engaged in the development, manufacture and distribution of devices used in supplying high-speed Internet access, including cable modem and Digital Subscriber Line ("DSL") devices and Internet set-top boxes, and in providing private label online auction services.

LPFC was incorporated under the laws of the State of Delaware on June 25, 1985 as Quatech, Inc. In September 1994, LPFC reorganized and changed its name to Lotus Pacific, Inc.

Recent Developments

In order to concentrate on its Internet-related products and services, on September 30, 1998, the Company sold all of its textile and apparel business (LPF International Corp. and Richtime Far East, Ltd.) to an unrelated purchaser for an aggregate of $2.5 million in cash.

On March 1, 1999 and February 25, 1999, respectively, LPFC acquired all of the outstanding stock of US Securities & Futures Corp. ("USSF"), a New York -based securities firm which offers online securities trading and other financial and brokerage services, and Professional Market Brokerage, Inc. ("PMB"), a Chicago-based financial trading firm that provides online trading services from an advanced Internet-based system. Total consideration in the two transactions consisted of $2.74 million in cash and 1,000,000 shares of LPFC's common stock. Subsequent to the acquisitions, LPFC determined that the acquired entities would not significantly benefit from association with LPFC's Internet technology and resources and began to seek methods to divest itself of control and reduce its investment in them. To facilitate a disposition, on June 28, 1999, LPFC transferred ownership of both entities to USS Online, Inc., which was newly-formed by LPFC for this purpose.

On April 5, 1999, LPFC acquired 81% of the capital stock of TurboNet, a developer of advanced digital communications products for the cable and satellite industries, for $80 million of LPFC's Common Stock. LPFC also agreed to provide TurboNet with $20 million in working capital. TurboNet, based in San Diego, California, designs, develops and markets telecommunications products to cable operators, network service providers and communications network users in the United States and East Asia. The acquisition is expected to enable the Company to expand its product line and customer base.

On April 22, 1999, LPFC organized Lotus World to offer AuctionLive, an online auction service, to multinational clients.

On June 8, 1999, LPFC acquired 81% of the capital stock of Arescom, based in Fremont, California, for $30 million of LPFC's Common Stock. LPFC also agreed to provide Arescom with $10 million in working capital. Arescom designs, manufactures and markets a broad range of high quality remote access products, such as routers and remote managing software, and other inter-networking equipment for the PSTN, ISDN, xDSL and Ethernet environments. Its principal customers are Internet Service Providers (ISPs), resellers, and system integrators in North America.

On September 1, 1999, LPFC entered into a 50-50 joint venture with TCL Holdings
(BVI) Ltd., to develop, manufacture and market Internet and network products and services in The Peoples Republic of China ("PRC"). TCL Holdings (BVI) is a subsidiary of TCL Group, one of China's largest electronics manufacturers.

Strategy

LPFC's strategy for growth is threefold:

   First, LPFC seeks to develop new and enhanced products and services through research and development programs. Approximately 68 people are engaged in the Company's research and development activities. Research and development expenditures for the year ended June 30, 1999 were $2.2 million, compared to $4.4 million and $0.1 million for the years ended June 30, 1998 and 1997, respectively;

   Second, LPFC has increased its product line and customer base through acquisition of businesses which provide Internet-related products and services and are believed to benefit from association with the Company's Internet technology and resources; and

   Third, LPFC intends to increase its customer base by developing joint ventures and strategic alliances with leading electronics and technology businesses in PRC.

A number of the Company's products, such as its TeleWeb cable system and TeleWeb A9000 set-top boxes have been designed primarily for PRC markets. These products (1) provide access to Internet data independent of ISP and local phone charges; (2) utilize existing networks without the need for new infrastructure investments; (3) provide for information access control by operators or by government agencies (which is an important factor for PRC markets and for other Asian countries); and (4) are NTSC and PAL TV system compatible.

The Company is currently negotiating with several government-run cable TV operators in PRC to install its TeleWeb system and distribute TeleWeb set-top boxes to cable TV subscribers.

Sales and Markets

Markets

The Company sells its products in the United States and abroad, primarily through direct wholesalers, relationships with original equipment manufacturers ("OEM"), strategic alliances and distributors. In the year ended June 30, 1999 ("Fiscal 1999"), approximately 18% of the Company's consolidated sales were made to customers in the United States and approximately 82% of the Company's consolidated sales were made to customers in PRC.

Customers

During Fiscal 1999, sales to each of four of the Company's customers accounted for more than 8% of the Company's total revenues, and the combined sale to all four of these customers accounted for approximately 71% of the Company's total revenues. The consolidated sales to these four, Allwell Technologies Corp., Shanghai Hong Sheng Development Corp., Tianshi Investment Corp. and Toshiba Corp., amounted to approximately $12.8 million (30.2%), $6.9 million (16.3%), $6.0 million (14.2%), and $3.8 million (8.8%), respectively.

These four customers typically purchased products from the Company pursuant to a few large purchase orders. The Company does not have written agreements for ongoing and continued sales with specified minimum quantities. As a result, although the Company believes that its relations with these customers are good, there are no assurances of continued sales to these customers. The loss of any of these customers, in management's opinion, could have a material adverse impact on the Company.

The Company is currently working to diversify its customer base. It recently started full production of cable modems and believes that sales of such modems should help cushion any adverse affect caused by reduction in orders from the Company's four largest customers.

Products

REC Products. REC designs, develops, manufactures (through subcontractors) and markets Internet-related products and services to electronics manufacturers, commercial cable-TV networks, hotels, and individual customers. Its principal products are TeleWeb systems and WonderTV/TeleWeb set-top boxes.

TurboNet Products. TurboNet designs, develops and markets telecommunications products to cable operators, network service providers, and communications network users. Its principal products include cable modems, cable modem chips and cable modem accessories.

Arescom Products. Arescom designs, manufactures and markets a broad range of high quality remote access products, such as routers and remote managing software, and other inter-networking equipment under analog, ADSL, PSTN, ISDN, xDSL and Ethernet environments for ISPs, resellers, and system integrators.

Lotus World Services. Lotus World will offer AuctionLive, a private label hosted online auction site to international clients. AuctionLive has a language-independent architecture, which allows businesses to auction their products in almost any language.

Manufacturing

The Company does not maintain its own manufacturing facilities but instead contracts with several manufacturers in Taiwan and PRC to supply its products. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of the products or significant returns due to product defects.

Trademarks and Patents

The Company currently holds trademarks, copyrights and patent license of Amiga-Commodore in PRC, Taiwan, Hong Kong, Macao and the bordering countries between PRC and the former Soviet Union.

Employees

As of June 30, 1999, the Company had approximately 120 full-time employees worldwide. The Company also employs independent contractors and other temporary employees in its software development programs. None of the Company's employees is represented by a labor union. To date the Company has not had any of its operations interrupted due to labor disputes, and it considers its working relationship with employees and workers to be good.

Risk Factors

Dependence on Third Party Manufacturers

The Company does not maintain manufacturing facilities and contracts with third party manufacturers in Taiwan and PRC for the supply of its products. To date, the Company has not experienced any material difficulties or delay in the manufacture and assembly of the products or significant returns due to product defects. In the event that any of such third party manufacturers were unable to manufacture the Company's products, the Company believes that alternative manufacturing arrangements could be established without material interruption in production of its products.

Backlog

The Company's general practice is to contract with third party manufacturers to fill orders within delivery dates required by customers, with some adjustments based on the Company's anticipation of demand. Substantially all of the Company's products are produced in accordance with specifications and production schedules determined by the Company based on orders placed by its primary customers. The amount of unfilled orders at a particular time is affected by a number of factors, including availability of finished inventory, manufacturing and assembly capabilities of third party manufacturers and product shipments. Accordingly, backlog from period to period is not necessarily meaningful and may not be indicative of actual shipments to be made to customers in any period.

Dependence on Key Personnel

LPFC and each of its subsidiaries are run by a small number of key management personnel, the loss of certain of whom could have a material adverse impact on the Company. The Company believes that its future success will depend in large part on its continued ability to attract and retain highly-skilled and qualified personnel.

Dependence on Certain Customers

The loss by the Company of any of its four largest customers could have a material adverse impact on its revenues and potential profits. See "Customers".

Competition

The Internet-related products industry is highly competitive and is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and competitive pricing. As a developer and supplier of Internet-related products and services, the Company encounters substantial competition from a number of firms, many of which have longer operating histories, immensely greater financial resources, established markets and more extensive facilities. New companies are entering this market constantly.

The Company's ability to anticipate technological changes and introduce enhanced products on a timely basis will be a significant factor in its ability to expand and remain competitive. The Company believes that it enjoys a strong competitive position because of its strong relationships with the major resellers in PRC and its technological and new product development capabilities. There can be no assurance, however, that competitors will not be able to develop products compatible with, or as alternatives to, the Company's proprietary technology or systems, or that the Company will be able to introduce new products and technologies on a timely basis.

Considerations Relating to the Company's Business Outside of the United States

The Company conducts a substantial portion of its sales activities in PRC. It purchases all of its products from manufacturers in PRC (including Hong Kong and Macao) and Taiwan.

Importation of Products and Tax Considerations. The importation of the Company's products into the United States and other jurisdictions in which the products are sold is subject to numerous risks including non-Company related labor strikes, shipping delays, fluctuation in currency exchange rates and import duties. There can be no assurance that the United States, PRC, Taiwan or other countries will not impose trade restrictions in the future which could adversely affect the Company's operations. The United States duty on imported products of the type that the Company sells from countries of origin which enjoy United States normal trading relations ("NTR") status (formerly known as "most favored nation status") range from 3% to 4%. There are currently no United States import quotas on the type of products manufactured and distributed by the Company. NTR status entitles imports from PRC to enter the United States subject to the same rate of duty which applies to imports from other NTR countries. PRC's current NTR status was renewed on July 22, 1998, with such status to be reviewed annually. The President may recommend that NTR status for PRC be extended for successive 12-month periods, but the Company can give no assurances or make any predictions as to what actions the President may take regarding PRC's NTR status.

As a result of trade disputes between the United States and PRC, the United States Trade Representative ("USTR") has published lists of products imported from PRC that are potentially subject to increased tariffs in the event the trade dispute is not resolved. At the present time, there are no pending trade disputes in connection with which such lists have been published. The United States has published such a list, which did not include products of the type imported by the Company, in connection with a dispute over intellectual property rights protection in PRC, but the two sides settled that dispute on February 26, 1995 by reaching a comprehensive agreement designed to ensure greater protection for U.S. intellectual property in PRC. The United States revisited the intellectual property rights issue in 1996, publishing a proposed retaliation list which focused on PRC textile exports, before reaching an accord on June 17, 1996, to strengthen enforcement of the 1995 agreement.

In addition, the United States is currently monitoring various PRC practices including trade, investment and government procurement, as well as PRC's compliance with various multilateral and bilateral agreements. The Company cannot predict whether the United States will take future trade actions against PRC that may result in increased tariffs against PRC products including products imported by the Company.

PRC is currently engaged in talks concerning its possible accession to the World Trade Organization ("WTO"). Successful conclusion of these talks could result in the application of comprehensive rules to the PRC's trade with other WTO members, including the United States. However, the Company cannot predict when such talks may conclude, or when such rules may come into effect. Furthermore, PRC accession to the WTO would not necessarily eliminate the need for successive yearly determinations by the United States regarding PRC's NTR status.

The Company believes that so far there is no applicable restrictions of sales or technology transfer related to the Company's products.

PRC Taxes and Import/Export Duties. The Company has never paid any income or turnover tax to PRC on account of its business activities in PRC. Existing PRC statutes can be construed as providing for a minimum of 10% to 15% income tax and a 3% turnover tax on the Company's business activities; however, PRC has never attempted to enforce such statutes. The Company has been advised that PRC's State Tax Bureau is reviewing the applicability of those statutes to processing activities similar to those engaged in by the Company, but it has not yet announced any final decisions as to the taxability of such activities. After consultation with its tax advisors, the Company believes that any tax exposure it may have on account of its operations in PRC will not be material to its financial condition. The Company does not pay import/export duties to PRC, but, as with any tax, there can be no assurance that the Company will not be required to pay such duties in the future.

Risk of Expropriation and Restrictions. There is a risk of expropriation of the Company's assets by PRC and the imposition of restrictions or embargoes on the export of finished products, or the import of components and materials used in the Company's PRC operations. Although the total value of Company's assets in PRC is not material, the amount of Company assets in PRC may increase as operations in that country continue to grow. If the Company were required to relocate and could not remove the assets it owns or leases in PRC, the cost of replacement of such assets would be immaterial to the Company's financials.

Interruptions as a Result of Political Events. There can be no assurance that political events (such as the Tiananmen Square incident in PRC in June
1989) will not occur in PRC in the future or that hostilities or economic conflict between PRC and Taiwan will not occur, and, if they do occur, that they will not result in material interruption of the Company's manufacturing or other operations.

Forward-Looking Statements

The statements contained in this report that are not historical facts are "forward-looking statements" (as that term is defined in Section 21E of the Securities Exchange Act of 1934) which can be identified by the use of forward-looking terminology such as; "estimates," "projects," "anticipates," "expects," "intends," "believes," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Management cautions the reader that these forward-looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures and other statements contained in this report regarding matters that are not historical facts are only estimates or predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company or actual results differing from the assumptions underlying such statements. In particular, expected revenues could be adversely affected by production difficulties or economic conditions adversely affecting the market for the Company's products.


ITEM  2.         PROPERTIES

United States.   The Company's principal office is located at 200 Centennial
Avenue, Piscataway, New Jersey and consists of approximately 9,400 square feet under a lease that expires in June 4, 2002. REC's offices and its research and development facility are located at the Company's principal office. TurboNet and Arescom lease office space in San Diego, California (13,013 square feet) and Fremont, California (11,435 square feet) respectively.

The following table summarizes the Company's leases for offices and other facilities in the United States:

   Location         Lease Term          Commence Date      Expiration Date
 ------------     ---------------      ---------------     ----------------

  Piscataway          5 years            June 5, 1997         June 4, 2002
  New Jersey

  Middlesex           Annual             June 5, 1999          Renewable
  New Jersey         Renewable

  San Diego           5 years            July 30, 1997        July 31, 2002
  California

  Fremont             5 years            March 30, 1997       March 31, 2002
  California


Other Jurisdictions. REC also leases technical support and marketing/sales office spaces in Shanghai, China.

All leased space is considered to be adequate for the operations of the Company, and no difficulties are foreseen in meeting any future space requirements.



ITEM 3.      LEGAL PROCEEDINGS

None.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1999.




                                 PART II



ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information

LPFC's common stock, par value $0.001 per share ("Common Stock"), has been traded on the OTC Electronic Bulletin Board under the symbol "LPFC" since December 1, 1994. The approximate high and low closing prices of the Common Stock tabulated below are as reported on the OTC Bulletin Board and represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions. As of March 22, 2000, there were 64,344,474 shares of Common Stock issued and outstanding, held by approximately 500 record holders. LPFC believes that there are a greater number of beneficial owners of shares of its Common Stock.


    Quarter Ended                   High             Low
  -------------------------       --------         -------
1997
  March 31, 1997.............     $ 2.50           $ 0.13
  June 30, 1997..............     $ 4.50           $ 1.50
  September 30, 1997.........     $ 7.00           $ 2.38
  December 31, 1997..........     $ 7.25           $ 4.75

1998
  March 31, 1998.............     $ 7.63           $ 5.63
  June 30, 1998..............     $ 10.13          $ 6.00
  September 30, 1998.........     $ 11.13          $ 8.50
  December 31, 1998..........     $ 11.50          $ 6.75

1999
  March 31, 1999.............     $ 7.50           $ 6.13
  June 30, 1999..............     $ 11.00          $ 6.44
  September 30, 1999.........     $ 15.00          $ 11.00
  December 31, 1999..........     $ 11.00          $ 9.00

LPFC has not paid any cash dividends on its Common Stock for the past five years and has no present intention to pay cash dividends.

Recent Sales of Unregistered Securities

LPFC believes that the transactions set forth below were exempt from registration under Section 4(2) of the Securities Act. In each transaction, the shares were sold to a limited number of institutional and individual investors who were provided with access to all relevant information regarding the Company. Each investor represented to LPFC that the shares purchased were acquired for investment and would not be resold except in compliance with the Securities Act. Restrictive legends were placed on all the stock certificates issued.

On February 8, 1998, H&Q Asia Pacific Ltd. and its affiliate Asia Pacific Growth Fund II, L.P. (collectively "H&Q") purchased 1.5 million shares of Preferred Stock of REC (approximately 5.5% of REC) and warrants to purchase $ 6 million of worth of additional REC common shares. Pursuant to the Agreement, the REC shares held by H&Q may be converted, subject to certain conditions, into Common Stock of LPFC.

On February 12, 1999, LPFC issued 500,000 shares of its Common Stock to
Mr. Stefan H. Benger, the sole shareholder of PMB, as part of the consideration for LPFC's acquisition of PMB.

On February 15, 1999, LPFC issued 500,000 shares of its Common Stock to Travelway International Inc. ("Travelway"), the sole shareholder of USSF, as part of the consideration for LPFC's acquisition of USSF.

On April 5, 1999, LPFC issued 11,091,396 shares of its Common Stock to 45 shareholders of TurboNet in exchange for 81% of the outstanding common stock of TurboNet. The LPFC Common Stock may not be resold, in whole or in part, until TurboNet's annual gross revenues exceed $30 million with annual pretax net profit of not less than $6 million.

On June 8, 1999, LPFC issued 4,159,274 shares of its Common Stock to 35 shareholders of Arescom in exchange for 81% of the outstanding common stock of Arescom. The LPFC Common Stock may not be resold, in whole or in part, until Arescom's annual gross revenues exceed $15 million with annual pretax net profit of not less than $3 million.

During Fiscal 1999, LPFC sold a total of 384,500 additional shares of its Common Stock to six accredited investors for aggregate consideration of $2,164,750. LPFC also issued 22,500 shares of Common Stock for consulting services.



ITEM 6.  SELECTED FINANCIAL DATA


The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.


                                      SELECTED CONSOLIDATED FINANCIAL DATA
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                           FISCAL YEARS ENDED JUNE 30,
                                    ---------------------------------------------
                                      1999      1998      1997     1996     1995
                                    ---------  --------  -------  -------  -------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Sales .........................     $ 42,383    $ 6,155      ---     ---     ---
Cost of sales .................       37,711      3,408      ---     ---     ---
                                    --------    -------    ------  ------  ------
Gross profit ...................       4,671      2,747      ---     ---     ---

Royalty income .................         124      1,800      ---     ---     ---

Operating Expenses
  General and administrative....      10,643      3,678      224      18     17
  Research and Development......       2,215      4,372      104     ---    ---
                                    --------    -------   ------   ------  -----
    Total operating expenses ...      12,859      8,050      328      18     17

Operating income (loss) ........     (8,063)    (3,503)    (328)    (18)   (17)
                                    --------    -------   ------   ------  ------
Other income (expenses), net ...       1,142       (10)      413      40      3

Net income (loss) before
 income taxes, minority interest,
 interest in income of consolidated
 subsidiary and discontinued
 operations ....................     (6,922)    (3,513)       85      22    (14)

Income tax expense (benefit)....         ---       (81)      124      ---    ---

Minority interest in loss of
 consolidated subsidiaries......         409        218       82      ---    ---

(Loss) income from
  discontinued operations ......        (53)        566      178      ---    ---

Loss on sale of subsidiaries....       (591)        ---      ---      ---    ---

Net income (loss)...............   $ (7,157)   $ (2,649)   $ 221     $ 22   $ (14)
                                   =========   =========  =======  =======  =======

Net income (loss) per share

 Basic .........................     $(0.15)     $(0.06)   $0.01    $0.00    $0.00
 Diluted .......................     $(0.15)     $(0.06)   $0.00    $0.00    $0.00

Weighted average shares
 outstanding ...................      49,032      44,421  29,238   26,799   26,860



                                                        AT JUNE 30
                                     ------------------------------------------------
                                        1999      1998      1997      1996     1995
                                      --------  --------  --------  --------  -------

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ......    $ 30,799    $ 3,263    $  357   $  213   $  221
Working capital ................      10,143      8,171     1,052      213      221
Total assets ...................     207,763     45,455     8,404      385      221
Long-term obligations ..........         ---        ---       ---      ---      ---
Total shareholders' equity .....    $145,410   $ 35,875   $ 5,917    $ 385    $ 217



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

BUSINESS COMBINATION

The Company completed the following transactions during the fiscal year ended June 30, 1999.

On March 31, 1999, the Company acquired 81% of TurboNet Communications outstanding common stock for $80 million of LPFC's Common Stock. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $78,190,640. The acquisition is expected to enable the Company to expand its product line and customer base.

On March 31, 1999 the Company acquired 81% of Arescom, Inc.'s outstanding common stock for $30 million of LPFC's Common Stock. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $28,069,302.

On February 23, 1999 the Company acquired Professional Market Brokerage, Inc.
(PMB) for $240,000 in cash and 500,000 shares of the Company's common stock valued at $7.0625 per share. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $3,114,769. Subsequent to the date of acquisition, the Company invested an additional $3,518,750 of its common stock in PMB.

On February 23, 1999, the Company acquired all of the outstanding securities of U.S. Securities and Futures Corp. (USSF) for $2.5 million in cash and 500,000 shares of the Company's common stock valued at $7.0625 per share. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $5,949,675. Subsequent to the date of acquisition, the Company invested an additional $250,000 in USSF.

Subsequent to the acquisitions, LPFC determined that the acquired entities would not significantly benefit from association with LPFC's Internet technology and resources, and began to seek methods to divest itself of control and reduce its investment in them. To facilitate a disposition, on June 28, 1999, LPFC transferred ownership of both entities to USS Online, Inc., which was newly-formed by LPFC for this purpose.

On April 22, 1999, LPFC organized Lotus World to offer AuctionLive, an online auction service, to multinational clients.

On June 8, 1999, LPFC acquired 81% of the capital stock of Arescom for $30 million of LPFC's Common Stock.

On September 1, 1999, LPFC entered into a 50-50 joint venture with TCL Holdings
(BVI) Ltd., to develop, manufacture and market Internet and network products and services in The Peoples Republic of China ("PRC"). TCL Holdings (BVI) is a subsidiary of TCL Group, one of China's largest electronics manufacturers.

Fiscal 1998:

In April and May 1997, the Company acquired 70% of the common stock of Regent Electronics Corp. for $5,388,000. In September 1997, the Company purchased an additional 17% of the common stock of Regent Electronics Corp. through the issuance of 6,000,000 shares of common stock. Regent Electronics Corp. was incorporated to manufacture electronic Internet access software equipment to be marketed and sold in the Far East. The accounts of Regent Electronics Corp. are consolidated with the parent's (Lotus Pacific, Inc.) accounts.

In March 1998, the Company formed LPF International Corp. for $1.3 million. LPF International Corp. was incorporated to be a broker in the worldwide textile and apparel business. LPF International Corp. was sold on September 30, 1998.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1999 and 1998

Revenues. Total revenues for Fiscal 1999 increased by $34.6 million or 434% to $42.5 million compared to revenues of $7.9 million for Fiscal 1998. The increase in revenues resulted primarily from sales of REC's newly introduced TeleWeb A9000 set-top box and the sales of cable modems and routers by TurboNet and Arescom, subsidiaries acquired by LPFC in the third quarter of Fiscal 1999.

In Fiscal 1999, REC's revenues amounted to $32.6 million (approximately 76.7%) of the Company's total revenues, LPFC's revenue amounted to $6 million (approximately 14.1%) of the Company's revenue, TurboNet's cable revenues amounted to $3.75 million (approximately 8.8%) of the Company's total revenues and Arescom's revenues amounted to $151,942 (approximately 0.4%) of the Company's total revenues. The Company also had royalty revenue of $124,125 (approximately 0.4%) in Fiscal 1999, compared to $1.8 million in Fiscal 1998. The royalty revenue was from non-refundable, one-time fees that permitted third parties to market and distribute the Company's products in the PRC. The Company expects that royalty income will be insignificant in the future since the Company is discontinuing the practice of charging third parties such royalty fees.

Discontinued Operations. On September 30, 1998, LPFC sold all of its textile and apparel business (LPF International Corp. and Richtime Far East, Ltd.) to an unrelated third party for $2.5 million in cash in order to concentrate on Internet-related products and services. In Fiscal 1999, the Company had an operating loss of $53,017 from discontinued operations and also recorded a loss of $590,641 on sale of subsidiaries. The Company's 1998 and 1997 financial statements have been restated to reflect the textile and apparel businesses as discontinued operations.

Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, increased by $6.9 million or 189%, to $10.6 million in Fiscal 1999 compared to operating expenses of $3.7 million in Fiscal 1998. The increase is primarily attributable to (1) goodwill amortization expenses of $5.8 million, or 54.7% of the total operating expenses in connection with the acquisition by the Company of controlling interests in TurboNet, Arescom, USSF and PMB and (2) operating expenses of TurboNet and Arescom, which were acquired in Fiscal 1999.

Research and Development Expense. For Fiscal 1999, research and development expenses decreased by $2.2 million, or 49%, to $2.2 million compared to research and development expenses of $4.4 million in Fiscal 1998. The decrease is primarily attributable to completion of the initial stage of development of the TeleWeb set-top box project.

Net Income (Loss). As a result of the factors discussed above, the Company's net loss increased by $4.5 million to $7.2 million, or $0.15 per diluted share, in Fiscal 1999 compared to a net loss of $2.6 million, or $0.06 per diluted share, in Fiscal 1998. Excluding goodwill amortization expenses, the Company had a net loss of $1.35 million in Fiscal 1999, or $0.03 per diluted share.

Income Taxes. The Company's loss in fiscal 1999 may be used to offset future earnings, although there is no assurance that future operations will produce taxable earnings. Net operating loss carryforwards cannot be used to offset certain alternative minimum tax elements under the Internal Revenue Code.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1998 and 1997

Revenues. Total revenues for Fiscal 1998 increased $8.0 million compared to revenues of zero for Fiscal 1997 as restated to reflect the textile and apparel businesses as discontinued operations. Revenues for Fiscal 1998 were attributable primarily to commencement of operations of REC in April 1997.

In Fiscal 1998, REC's revenues amounted to $6.2 million (approximately 77.5% of the Company's total revenues). Royalty revenue amounted to $1.8 (approximately 22.5% of the Company's total revenues).

Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, increased by $3.45 million or 1,540% to $3.68 million in Fiscal 1998 compared to operating expenses of $223,911 in Fiscal 1997. The increase is primarily attributable to (1) commencement of operations of REC in April 1997 and (2) goodwill amortization expenses of $1.07 million or 13% of the total operating expenses, attributable to the acquisition by the Company of an additional 17% interest in REC in September, 1997.

Research and Development Expense. For Fiscal 1998, research and development expenses increased by $4.27 million to $4.37 million compared to research and development expenses of $103,870 in Fiscal 1997. The increase is primarily attributable to the institution of a program to develop the TeleWeb system and TeleWeb/WonderTV set-top boxes.

Net Income (Loss). As a result of the factors discussed above, the Company had a net loss of $2.65 million, or $0.06 per diluted share, in Fiscal 1998, compared to net income of $221,133 in Fiscal 1997.

Income Taxes. As of June 30, 1998, the Company had net operating loss carryforwards for U.S. tax purposes of approximately $6.8 million. Net operating loss carryforwards cannot be used to offset certain alternative minimum tax elements under the Internal Revenue Code.

Liquidity and Capital Resources

At June 30, 1999, the Company had working capital of $10.1 million, compared to $8.17 million and $1.05 million at June 30, 1998 and 1997, respectively.

Net cash used by operating activities totaled $18.8 million in Fiscal 1999. This amount reflected the increase in accounts receivable ($20.5 million), inventories ($5.0 million), depreciation and goodwill amortization ($4.5 million), resulting from acquisitions in Fiscal 1999 and the substantial increase in REC's business during Fiscal 1999 as compared to its first full year of operations in Fiscal 1998. Net cash provided by operating activities for Fiscal 1998 totaled $868,063. The sale of discontinued operations provided the Company with $2.5 million of proceeds in Fiscal 1999.

The Company's principal funding source has been and is expected to continue to be private sales of stock of LPFC and certain subsidiaries. In Fiscal 1999, cash flow from financing activities totaled $47.1 million. Deposits from investors negotiating with LPFC for purchase of its stock amounted to $44.7 million. All of the $44.7 million had been returned to the investors as of December 31, 1999.

The Company believes that the existing cash and cash equivalents together with funds generated from pending sales of LPFC stock and stock of certain subsidiaries and from operations will be sufficient to meet its working capital requirements for the next twelve months. However, the Company's continuing operating and investing activities may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

Impact of Year 2000

The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have date-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. To date, the Company has not experienced any significant Year 2000 problems.

The Company has established a program to minimize the impact of the Year 2000 date change on the Company's products, information technology systems, facilities and production infrastructure. The Company has already substantially upgraded its internal systems to address the Year 2000 issue. The Company has also contacted and will continue to contact its suppliers, financial institutions, and other organizations to ensure that those parties will be Year 2000 Compliant.

As of December 31, 1999, the Company had completed its Year 2000 compliance program. The internal costs are comprised of employee hours, and external costs are comprised of outside consultant costs. The costs presented do not include system upgrades that would otherwise result as part of our capital expenditure program.

Recently Issued Financial Accounting Standards

Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", issued by the Financial Accounting Standards Board, is effective for earnings per share calculations and disclosures for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share data that is presented. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share," and provides reporting standards for calculating "Basic" and "Diluted" earnings per share. The Company does not believe the adoption of SFAS No. 128 will have a material impact on its earnings per share computations.

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" issued by the Financial Accounting Standards Board, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting comprehensive income and its components with the same prominence as other financial statements. The Company does not believe that the adoption of SFAS No. 130 will have a material impact, since the Company does not have any items of comprehensive income in the periods presented.

Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", issued by the Financial Accounting Standards Board, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers, and required selected information about operating segments in interim financial statements.

Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative and Hedging Activities", issued by the Financial Accounting Standards Board, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not believe the adoption of SFAS No. 133 will have a material impact on its future earnings computations. See Item. 7A: "Quantitative and Qualitative Disclosure about Market Risk"

Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998, established standards for reporting of start-up and organization costs and requires that such costs be expensed as incurred. The Company does not believe the adoption of the SOP will have a material impact on the Company's financial statements.



Item 7a. Quantitative and Qualitative Disclosures about Market Risk


The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments is not material.



Item 8.        Financial Statements

The information required by this Item 8 is included in this report beginning on page 33.



Item 9. Changes in and Disagreements with Accounting and Financial Disclosure


None.




                                  Part III


Item 10.   Directors and Executive Officers of the Registrant

The Company's directors, executive officers and their respective ages and positions as of March 22, 2000 are as follows:


      Name         Age         Date Appointed           Position
 -------------   -------    -------------------  -----------------------
James Yao          47           Jan. 1997               Chairman
Jeremy Wang        45           March 1999        President & Director
David Li           35           July. 1999        Chief Financial Officer
David Leung        55           Jan. 1997         Vice President & Director
James Liu          46           Jan. 1997         Vice President & Director
Thomas V. White    47           March 1999        Vice President
Stefan H. Benger   33           March 1999        Vice President
Harold Tuan        46           March 1999        Vice President
Max Lu             46           March 1999        Vice President
De-Liang Wang      43           March 1999        Vice President
Richard Ho         45           March 1999        Vice President
C. Jeffrey Gull    36           March 1999        Vice President
Simon Gu           45           Sept.  1997       Director
Johnson Chang      46           March 1999        Director
Gary Huang         45           Jan. 1997         Secretary & Director
Huaya Lu Tung*     46           March 1999        Treasurer

* Ms. Tung resigned from LPFC on February 7, 2000.



JAMES YAO has been Chairman of LPFC's Board of Directors since January 1997.
He also served as President of LPFC from December 1996 until March 1999. He has over 16 years of business experience in multinational companies, most recently with Yao Investment Corp. from January 1999 to the present and Lotus International Holdings Corp., where he served as President since December 1996.

JEREMY WANG was appointed President of LPFC in March 1999. He was elected as a Director of LPFC in 1997. Prior to joining LPFC, Mr. Wang worked for AT&T from September 1991 to March 1999.

DAVID LI has been Chief Financial Officer of LPFC since July 1999. Mr. Li was Chief Financial Officer at US Business Network from January 1999 to July 1999. Prior to that time, he advised investment banking clients in corporate financings and mergers and acquisitions at Donaldson, Lufkin and Jenrette from March 1997 to January 1998, and managed venture capital investments at Walden Group from January 1995 to September 1997.

DAVID LEUNG has been a Director and Vice President of LPFC since January 1997. Prior to joining LPFC, he served as General Manager of Shenzhen New Technology Development Co., Ltd. in Shenzhen, China from January 1993 to March 1995. He is a director of Lotus International Holdings Corp. since 1997.

JAMES LIU has been a Director and Vice President of LPFC since January 1997. Prior to joining LPFC, Mr. Liu served as President of JBL International Inc., an apparel agent in New York, from January 1996 to the present. He has also been a director of Lotus International Holdings Corp. since 1997.

THOMAS V. WHITE has been a Vice President of LPFC since March 1999. Before joining LPFC, Mr. White was President of USSF from December 1995 to March 1999. Since the acquisition of USSF by LPFC, Mr. White has also been President of USSF.

STEFAN H. BENGER has been a Vice President of LPFC since March 1999. Mr. Benger has been the Chief Executive Officer and Chairman of PMB since November 1995 and following the acquisition of PMB by LPFC he has continued to serve as President of PMB.

HAROLD TUAN was appointed as Vice President of LPFC and a director of TurboNet Communications in March 1999. Mr. Tuan has over 20 years of research and development experience in digital TV system, Data-Over-Cable System, Signal Processing and Communication Systems. Mr. Tuan founded TurboNet in February 1996 and currently serves as its President.

MAX LU was appointed as Vice President of LPFC in March 1999 and a director of Arescom in January 1996. Mr. Lu has more than 11 years of experience in management, marketing and engineering in the computer and communications industry. Prior to joining LPFC, Mr. Lu began for Arescom in January 1996 and continues to do so to the present. Mr. Lu currently serves as President of Arescom.

DE-LIANG WANG has been a Vice President of LPFC since March 1999. Prior to that time, Mr. Wang was employed as a senior hardware engineer at AT&T Bell Laboratories from May 1990 to Dec. 1995.

RICHARD HO has been a Vice President of LPFC since March 1999. Prior to joining LPFC, Mr. Ho was President of Rightiming Electronics Corp. from January 1996 to March 1999.

C. JEFFREY GULL has been a Vice President of LPFC since March 1999. Prior to joining LPFC he was the director for Asia Development for Nu Skin
International, Inc. for 9 years.

SIMON GU has been a director since September 1997. Mr. Gu has been a senior computer engineer at AT&T from January 1996 to the present. Mr. Gu is not standing for reelection to the Board of Directors.

JOHNSON CHANG has been a director of LPFC since March 1999. Prior to that time, he was General Manager of Shanghai Harmony from January 1996 to December 1998.

GARY HUANG has been Secretary of LPFC since January 1997 and Treasurer since March 2000. Prior to joining the Company, Mr. Huang served as Senior Accountant /Financial Analyst at Rightiming Electronics Corp. from January 1996 to January 1997.

All directors hold office for their elected term or until their successors are duly elected and qualified. Should a director be disqualified or unable to serve as a director, the vacancy so arising may be filled by the Board of Directors for the unexpired portion of his term. All officers serve at the discretion of the Board of Directors. None of the members of the Board of Directors or executive officers of the Company are related to one another.

Meetings and Committees

In Fiscal 1999, the Board held nine meetings. The Board has an Audit Committee and a Compensation Committee.

The Audit Committee, consisting of Jeremy Wang, Simon Gu and Johnson Chang, reviews and reports to the Board with respect to various auditing and accounting matters including recommendations to the Board as to the selection of the Company's independent auditors, the scope of audit procedures, general accounting policy matters and the performance of the Company's independent auditors. The Audit Committee held six meetings in Fiscal 1999.

The Compensation Committee, consisting of Jeremy Wang, Simon Gu and Johnson Chang, reviews and reports to the Board of Directors with respect to compensation of directors and executive officers of the Company. The Compensation Committee held two meetings in Fiscal 1999.

Involvement in Certain Legal Proceedings

None of the officers or directors has been involved in any material legal proceedings that have material impact on the Company and that occurred within the last five years of any type described in Item 401(f) of Regulation S-K.

Directors' Compensation

Directors are not paid a fee for attending Board of Directors or committee meetings, but are reimbursed for their travel expenses to and from the meetings.



Item 11.           Executive Compensation

The following Summary Compensation Table sets forth information concerning the total compensation of LPFC's executive officers for services rendered in all capacities to the Company for the last three fiscal years ended June 30.


                    SUMMARY COMPENSATION TABLE


                                  Annual Compensation                           Long Term Compensation
                      --------------------------------------------    -----------------------------------------------
                                                                      Restricted   Securities
Names and Principal                                    Other Annual     Stock      Underlying       LTIP     All Other
    Position            Year   Salary ($)   Bonus ($)  Compensation     Award     Options/SAR(1)   Payouts  Compensation
-------------------  -------- ----------- ---------   ------------  ----------    ------------  ---------- -------------
James Yao              1999     68,000        ---          ---          ---            ---         ---         ---
Chairman               1998     68,000        ---          ---          ---            ---         ---         ---
                       1997     18,000        ---          ---          ---        180,000         ---         ---

Jeremy Wang(2)         1999    120,000        ---          ---          ---            ---         ---         ---
President              1998        N/A        ---          ---          ---            ---         ---         ---
                       1997        N/A        ---          ---          ---        180,000         ---         ---

C. Jeffrey Gull(2)     1999     80,000        ---          ---          ---            ---         ---         ---
Vice President

De-liang Wang (2)      1999     80,000        ---          ---          ---            ---         ---         ---
Vice President

David Li (2)           1999     80,000        ---          ---          ---            ---         ---         ---
Chief Financial Officer

-------------------------------------------------------------------------------------

(1) Each of the options issued above is currently exercisable at an exercise price of $6.00 per share and shall expire on May 15 and May 30, 2002.

(2) Messrs. Jeremy Wang, C. Jeffrey Gull and De-liang Wang were appointed March 1999. David Li was appointed in July 1999. The salaries indicated above are their initial annual base salaries.

Option Exercises in Fiscal 1999

None.

Reportable Transactions. There are no reportable transactions between the Company and Lotus International Holdings Corp., Yao Investment Corp., Rightiming Electronics Corp., and Evolving Investments Ltd.



Item 12.    Security Ownership of Certain Beneficial Owners & Management


The following table sets forth certain information known by the Company regarding the beneficial ownership of the Company's Common Stock as of March 22, 2000, by (i) those persons or groups known by the Company to beneficially own more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors, and (iii) directors and officers of the Company as a group.

(i)


      Name and Address of                    Number of Shares
       Beneficial Owner                   Beneficially Owned (1)(2)  Percentage of Class (1)
-------------------------------------     -------------------------  -----------------------
TCL Industries Holdings (HK) Ltd. (2)           9,606,671                13.1%
13/F, TCL Tower
8 Tai Chung Road
Tsuen Wan, Hong Kong


Lotus International Holdings Corp. (3)(4)       7,679,999                10.5%
200 Centennial Avenue, Suite 201
Piscataway, NJ 08854


Yao Investment Corp. (5)                        8,000,000                10.9%
200 Centennial Avenue, Suite 201
Piscataway, NJ 08854


Rightiming Electronics Corp.                    6,000,000                 8.2%
P.O. Box 186
Piscataway, NJ 08855


Evolving Investments Limited                    8,000,000                10.9%
25G Block 10 Locwood Ct.
Kingswood Villas Yuen Long
NT, Hong Kong



(ii)

Directors and Officers


James Yao (3)(4)(5)(6)                         15,859,999               21.6%

Jeremy Wang (7)                                   180,000                 *

David Li                                                0                 0

Huaya Lu Tung                                           0                 0

David Leung (4)(8)                                500,000                 *

James Liu (3)(4)(9)                             7,859,999               10.7%

Gary Huang                                              0                 0

Johnson Chang                                           0                 0

Tomson Dong Sheng Li                                    0                 0

Greg Chen                                               0                 0

Thomas V. White                                         0                 0

Stefan H. Benger                                  500,000                 *

Harold Tuan                                       862,156              1.2%

Max Lu                                            238,620                 *

De-Liang Wang (10)                                 50,000                 *

Richard Ho                                              0                 0

C. Jeffrey Gull                                     4,800                 *


All directors and officers as a group          18,370,575              25.0%
(consisting of 17 persons)
(3)(5)(6)(7)(8)(9)(10)

-------------------------------------------

* indicate less than one (1) percent

(1) Shares beneficially owned and percentage of ownership are based upon 64,344,474 shares of Common Stock issued and outstanding as of March 22,2000 and 1,090,000 shares that may be acquired by exercise of stock options within 60 days of March 22, 2000, and Common Stock Warrants to purchase 8,000,000 shares of Common Stock that are currently exercisable.

(2) TCL Industries Holdings (HK) Ltd. is an affiliate of TCL Holdings Group. Mr. Tomson Dong Sheng Li, a nominee for director of the Company, is the Chairman and President of TCL Holdings Group Mr. Li disclaims beneficial ownership of such shares.

(3) Mr. James Yao, Chairman of the Board of Directors of the Company,
Mr. David Leung, Vice President and director of the Company, and Mr. James Liu, Vice President and director of the Company, are each a director of Lotus International Holdings Corp. Mr. Yao and Mr. Liu are the majority stockholders of Lotus International Holdings Corp. and have shared voting power and shared dispositive power with respect to 8,079,199 shares. Mr. Leung has no voting power and no dispositive power with respect to such shares.

(4) Lotus International Holdings Corp. also owns all 4,300 shares of Series A Preferred Stock issued and outstanding of the Company.

(5) Mr. James Yao is the sole stockholder of Yao Investment Corp. and has sole voting power and dispositive power with respect to such shares of Common Stock owned by Yao Investment Corp.

(6) Includes 180,000 shares subject to stock options that are currently exercisable; 8,079,199 shares of Common Stock beneficially owned by Lotus International Holdings Corp. and 8,000,000 shares of Common Stock beneficially owned by Yao Investment Corp.

(7) Includes 180,000 shares subject to stock options that are currently exercisable.

(8) Includes 500,000 shares subject to stock options that are currently exercisable.

 (9) Includes 180,000 shares subject to stock options that are currently exercisable; and 8,079,199 shares of Common Stock beneficially owned by Lotus International Holdings Corp.

(10) Includes 50,000 shares subject to stock options that are currently exercisable.

(11) Evolving Investments Limited owns Common Stock Warrants to purchase 8,000,000 shares of Common Stock that are currently exercisable. Mr. Sunman Lee is the owner of Evolving Investments Limited, and has sole dispositive power with respect to such warrants owned by Evolving Investments Limited.

(12) "Beneficial ownership" has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The majority of these shares are restricted securities within the meaning of Rule 144 under the Securities Act of 1933.


James Yao, Chairman of the Board of LPFC and James Liu, Vice President of LPFC, are principal shareholders and directors of Lotus International Holdings Corp.

James Yao owns Yao Investment Corp. Robert Wang and John Wang are principal shareholders of Rightiming Electronics Corp. Robert Wang and John Wang are two overseas investors of Rightiming Electronics Corp. Neither of them are related to Jeremy Wang or De-liang Wang. Neither Jeremy Wang or De-liang Wang are related to each other.


Options

The following table sets forth the certain information known to the Company with respect to beneficial ownership of options to purchase the Company's Common Stock held by officers and directors of the Company as of March 22, 2000. Options to purchase a total of 1,090,000 shares of Common Stock were outstanding as of March 22, 2000.


      BENEFICIAL OWNER            NUMBER OF SHARES
    ---------------------        ------------------
    James Yao                         180,000
    Jeremy Wang                       180,000
    David Leung                       500,000
    James Liu                         180,000
    David Li                          300,000*
    Cheng Wang (former director)       50,000


All directors and executive
officers as a group                 1,390,000

-----------------------------------------
*These options were granted on August 14, 1999. 100,000 shares become vested each year and expire five year from grant date.


Warrants

In May 1997, LPFC issued Common Stock Warrants to Evolving Investments Limited, a British Virgin Islands corporation, for consideration of $8,000 permitting the holder to purchase 8,000,000 shares of Common Stock. Each of the warrants entitles the holder to purchase a share of the Company's Common Stock at $3.00 per share, until May 5, 2002.

LPFC is not aware of arrangements (including pledges by any person of its interest in LPFC) the operation of which may result in a change in control of LPFC at a subsequent date.



Item 13.     Certain Relationship and Related Transactions


During Fiscal 1999, the Company did not participate in any related party transactions of the kind described in Item 404 of Regulation S-K.



Item 14.     Exhibits and Reports on Form 8-K

(a)      The following documents are filed as a part of this report:

    (1) The following consolidated financial statements of the Company and the report of the independent auditors thereon are included in this Form 10-K on pages 33 through 59:

         Independent Auditor's Report

         Consolidated Balance Sheets at June 30, 1999 and 1998

         Consolidated Statements of Operations for the Fiscal Years ended June 30, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 30, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedule

    (3)  Exhibits

          3.1 Certificate of Amendment of Certificate of the Registrant dated as May 25, 1999 (Exhibit 3.1 to Amendment No. 3 to General Form for Registration of Securities on Form 10, filed June 17, 1998)

          3.2 Certificate of Incorporation of the Registrant, as amended (Exhibit 3.1 to General Form for Registration of Securities on Form 10, filed October 27, 1998)

          3.3 Bylaws of the Registrant, as amended (Exhibit 3.2 to General Form for Registration of Securities on Form 10, filed October 27, 1998)

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

         21     Subsidiaries of Registrant

-----------------------------------------------
(1) This document has been previously filed as an Exhibit to LPFC's Registration Statement on Form 10/A, filed June 17, 1999, and is incorporated herein by reference.

(2) This document has been previously filed as an Exhibit to LPFC's Registration Statement on Form 10, filed October 27, 1998, and is incorporated herein by reference.



(b)  Reports on Form 8-K

  (1) LPFC filed a report on Form 8-K dated October 14, 1998, wherein it reported that it had sold its wholly owned subsidiary, LPF International Corp., to Clarinet Overseas Ltd.

  (2) LPFC filed a report on Form 8-K dated February 12, 1999, wherein it reported that it had agreed to acquire US Securities & Futures Corp. and Professional Market Brokerage, Inc.

  (3) LPFC filed a report on Form 8-K dated March 16, 1999, wherein it reported that it had agreed to acquire an 81% interest in each of TurboNet Communications and Arescom Inc.

  (4) LPFC filed a report on Form 8-K dated March 19, 1999, wherein it reported that it had appointed additional executive officers and elected a new director.

  (5) LPFC filed a report on Form 8-K/A dated April 6, 1999, amending its previously filed report on Form 8-K dated October 14, 1998.

  (6) LPFC filed a report on Form 8-K dated April 6, 1999, wherein it reported that it had issued a total of 15,250,667 shares of its common stock in connection with its acquisitions of 81% of each of TurboNet Communications and Arescom, Inc.

  (7) LPFC filed a report on Form 8-K dated April 23, 1999, wherein it reported that it had appointed certain officers and directors.







                                       Signatures


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 23, 2000                Lotus Pacific, Inc.

                                  By:  /s/  James Yao
                                  -----------------------------------
                                   James Yao, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

  /s/   Jeremy Wang
---------------------------------           Date:    March 23, 2000
Jeremy Wang, President & Director

 /s/  David Li
----------------------------------          Date:    March 23, 2000
David Li,  Chief Financial Officer

/s/   David Leung
---------------------------------           Date:    March 23, 2000
David Leung, Vice President & Director

/s/   James Liu
-----------------------------------         Date:    March 23, 2000
James Liu, Vice President & Director

 /s/ Johnson Chang
------------------------------------        Date:    March 23, 2000
Johnson Chang, Director

 /s/ Simon Gu
------------------------------------        Date:   March 23, 2000
Simon Gu, Director

/s/ Gary Huang
------------------------------------         Date:    March 23, 2000
Gary Huang, Director






 EXHIBIT 21





                          SUBSIDIARIES OF REGISTRANT



        Subsidiary Name                Jurisdiction of Incorporation
 ------------------------------       -------------------------------

 Regent Electronics Corporation                Delaware

 TurboNet Communications                       California

 Arescom, Inc.                                 California

 Lotus World,  Inc.                            Delaware







EXHIBIT

                      LOTUS PACIFIC, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997





                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Lotus Pacific, Inc. and Subsidiaries:

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

As discussed in Note 16 to the financial statements, the Board of Directors had resolved to spin off approximately ninety percent of its unconsolidated brokerage industry subsidiary. Subsequent to the issuance of the financial statements, the Board of Directors rescinded the resolution and the financial statements have been restated to reflect the changes.


Schiffman Hughes Brown
Blue Bell, Pennsylvania
September 22, 1999, except for Note 16,
which is dated as of February 28, 2000








                      LOTUS PACIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1999 AND 1998

                  ASSETS
                                          1999                   1998
                                    -----------------      -----------------
                                       As Restated
                                        See Note 16
Current Assets:
 Cash ............................      $ 30,779,486         $ 3,262,929
 Accounts receivable .............        27,655,975           7,157,831
 Inventory .......................         4,972,965                 ---
 Other ...........................           574,985             760,295
                                       -------------       -------------
   Total current assets ..........        63,983,411          11,181,055

Property and equipment:
 Furniture and office equipment...         1,534,033              93,666
 Equipment .......................         1,540,221           1,541,231
 Leasehold improvements ..........            29,836              75,612
                                       -------------       -------------
                                           3,104,090           1,710,509
 Less: accumulated depreciation...         1,235,567             349,460
                                       -------------       -------------
                                           1,868,523           1,361,049
Other assets:
 Cash surrender value of
   life insurance ................            17,436                 ---
 Intangible asset, net of
  accumulated amortization of
  $713,355 and $370,477 in 1999
  and 1998,  respectively ........         5,098,604           5,439,523
 Goodwill, net of accumulated
  amortization of $6,570,838 in 1999
  and $1,067,544 in 1998 .........       128,157,062          27,400,414
 Deposits ........................           180,454              72,792
 Investment in unconsolidated
  subsidiary .....................         8,457,314                ---
                                       --------------      -------------
                                         141,910,870          32,912,729

                                       $ 207,762,804        $ 45,454,833
                                       ==============      =============


 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and
  accrued expenses ...............       $ 8,950,281         $ 2,968,434
 Loans payable ...................           195,565                 ---
 Investment deposits .............        44,695,000                 ---
 Income taxes payable ............               ---              42,110
                                       -------------        ------------
   Total current liabilities .....        53,840,846           3,010,544

Minority interest in subsidiaries.         8,512,221           6,569,544

Commitments

Stockholders' equity:
 Common stock ....................            63,466              47,387
 Preferred stock, Series A .......                 4                   4
 Common stock warrants (Note 8)...            80,000              80,000
 Additional paid-in capital.......       155,384,298          38,708,698
 Accumulated deficit..............      (10,118,031)         (2,961,344)
                                       -------------       --------------
                                         145,409,737          35,874,745

                                       $ 207,762,804        $ 45,454,833
                                      ==============       =============


 The accompanying notes are an integral part of these financial statements




                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                             1999            1998          1997
                                         ------------    ------------   ----------
                                         As Restated
                                         See Note 16

Sales ............................       $42,382,795     $ 6,154,935     $       0
Cost of sales ....................        37,711,338       3,408,377             0
                                         -----------     -----------   -----------
Gross profit .....................         4,671,457       2,746,558             0

Royalty income ...................           124,125       1,800,000           ---

Operating expenses
 Selling, general and
  administrative expenses ........        10,643,335       3,677,934       223,911
 Research and development.........         2,215,455       4,371,990       103,870
                                          ----------     ------------   ----------
                                          12,858,790       8,049,924       327,781

Operating loss ...................       (8,063,208)     (3,503,366)     (327,781)

Other income (expense):
 Interest income .................            58,932          36,302        13,880
 Interest expense ................               ---        (46,259)           ---
 Gain on sale of investment ......               ---             ---       398,805
 Other income  ...................             8,750             ---           ---
 Foreign exchange gain (loss) ....           (1,487)              99           144
 Equity in income of unconsolidated
  subsidiaries ...................         1,075,384             ---           ---
                                         ------------     -----------    ----------
                                           1,141,579         (9,858)       412,829

Net income (loss) before income taxes,
 minority interest in income of
 consolidated subsidiary and
 discontinued operations .........       (6,921,629)      (3,513,224)      85,048

Income tax expense (benefit)......               ---         (80,714)     123,842

Minority interest in loss of
 consolidated subsidiaries........           408,600          217,729      82,185
(Loss) income from discontinued
  operations .....................          (53,017)          565,916     177,742
Loss on sale of subsidiaries .....         (590,641)              ---         ---
                                         ------------     -----------   ----------

Net income (loss).................      $(7,156,687)      $(2,648,865)  $  221,133
                                       =============     =============  ===========

Earnings (loss) per share
 Basic ...........................           $ (.15)           $ (.06)       $ .01
 Diluted .........................           $ (.15)           $ (.06)       $ .00


Weighted average shares...........        49,032,615        44,421,334  29,238,081



      The accompanying notes are an integral part of these financial statements




                         LOTUS PACIFIC, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                      Common        Preferred        Common                    Additional
                      Shares          Shares         Stock                      Paid-in
                    Outstanding     Outstanding     Warrants      Amount        Capital        Deficit         Total
                ----------------- -------------  ------------  ------------   -------------  ------------- --------------
Balance
 June 30, 1996....   26,937,054         4,300            ---    $ 26,941      $ 892,148      $ (533,612)     $ 385,477

Issuance of
 common stock.....   13,800,000          ---             ---      13,800      5,296,200              ---     5,310,000

Net income for
 the year ended
 June 30, 1997  ---------------    ------------  -----------   -----------   -------------     221,133       221,133

Balance
 June 30, 1997....   40,737,054         4,300            ---      40,741      6,188,348         (312,479)    5,916,610

Issuance of
 common stock.....     536,000           ---            ---         536      2,071,464               ---    2,072,000

Issuance of common
 stock for services    113,750           ---            ---         114        454,886               ---      455,000

Issuance of
 common stock
 for purchase
 of subsidiary....   6,000,000           ---            ---       6,000     29,994,000               ---   30,000,000

Issuance of common
 stock warrants...         ---           ---       8,000,000     80,000            ---               ---       80,000

Net loss for the
 year ended
 June 30, 1998      ----------    ----------     -----------    --------     ----------      (2,648,865)  (2,648,865)

Balance
 June 30, 1998....  47,386,804         4,300       8,000,000     127,391     38,708,698      (2,961,344)   35,874,745

Issuance of
 common stock.....     384,500           ---             ---         384      2,164,366             ---     2,164,750

Issuance of common
 stock for services     22,500           ---             ---          23        134,977             ---       135,000

Issuance of
 common stock
 for purchase of
 subsidiaries.....  16,550,670           ---             ---      16,550    120,564,699             ---   120,581,249

Less
 treasury stock...   (878,000)           ---             ---        (878)   (6,188,442)             ---   (6,189,320)

Net loss for the year
 ended June 30,
 1999, as restated,
 See Note 16              ---            ---             ---         ---           ---      (7,156,687)  (7,156,687)
                   -----------     ------------    -----------     -------  -----------  ------------- --------------
                   63,466,474           4,300       8,000,000     $143,470 $155,384,298   $(10,118,031) $145,409,737




    The accompanying notes are an integral part of these financial statements


                               LOTUS PACIFIC, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                                      1999           1998           1997
                                                  --------------  -------------  ------------
                                                    As Restated
                                                    See Note 16
Cash flows from operating activities:
 Net income (loss)..........................       $ (7,156,687)    (2,648,865)   $  221,133
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Equity in income of unconsolidated subsidiaries    (1,075,384)            ---          ---
  Depreciation and amortization.............           6,243,655      1,731,903       55,734
  Common stock issued for services..........             135,000        455,000          ---
  (Gain) loss on sale of investment.........             590,641            ---     (398,805)
 Changes in assets and liabilities:
  Increase in accounts receivable...........        (20,498,144)    (6,465,616)     (692,215)
  Increase in inventory.....................         (4,972,965)            ---          ---
  (Increase) decrease in other current assets            185,310      (757,941)       (2,354)
  Increase in deposit.......................           (107,662)       (71,092)       (1,700)
  Increase in cash surrender value..........            (17,436)            ---           ---
  Increase (decrease) in accounts payable
   and accrued expenses.....................           5,981,847      2,922,185        46,249
  Increase (decrease) in income taxes payable           (42,110)       (81,282)       123,392
  Increase in minority interest in subsidiary          1,942,677      5,783,771     2,317,815
 Net cash provided by (used in)                    -------------    -----------    ----------
   operating activities.....................        (18,791,258)        868,063     1,669,249

Cash flows from investing activities:
 Purchase of property and equipment.........           (507,500)      (114,346)   (1,596,319)
 Purchase of intangible asset...............                 ---            ---   (5,810,000)
 Purchase of  affiliates ...................         (2,740,000)            ---           ---
 Proceeds from sale of investment ..........           2,500,000            ---       571,200
                                                   -------------    -----------   -----------
Net cash used in investing activities.......           (747,500)      (114,346)   (6,835,119)

Cash flows from financing activities:
 Issuance of common stock...................           2,164,750     2,072,000     5,310,000
 Issuance of common stock warrants..........                 ---        80,000           ---
 Increase in investment deposits............          44,695,000           ---           ---
 Increase in loans payable..................             195,565           ---           ---
                                                   -------------   ------------   -----------
Net cash provided by financing activities...          47,055,315     2,152,000     5,310,000

Net increase  in cash.......................          27,516,557     2,905,717       144,130
Cash, beginning ............................           3,262,929       357,212       213,082

Cash, ending ...............................        $ 30,779,486   $ 3,262,929    $  357,212
                                                   =============   ============  ===========


Supplemental disclosure of cash flow information:
 Cash paid for interest ....................        $     59,845           ---           ---
 Cash paid for taxes .......................        $      1,400   $       500    $      150


Supplemental disclosure of non-cash financing activities:
 Issuance of common stock for services......        $    135,000   $    455,000          ---
 Issuance of common stock for purchase
  of subsidiaries...........................       $ 120,581,249   $ 30,000,000          ---
 Acquisition of treasury stock .............       $   6,047,125


    The accompanying notes are an integral part of these financial statements




                               LOTUS PACIFIC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997



Note 1    Description of Business:

Lotus Pacific, Inc. (the Company) is an Internet technology and services company. Through its subsidiaries, the Company develops and markets a broad range of Internet-related products and services in the United States and international markets. The Company's products include TeleWeb systems, WonderTV/TeleWeb set-top boxes, cable modems, cable modem chips, routers, cable data bridges and ISDN remote managing software.

Summary of Significant Accounting Policies:

Basis of presentation:

The consolidated financial statements include all significant majority-owned subsidiaries. An affiliated company in which Lotus has controlling interest is expected to be temporary and is accounted for using the equity method. Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates and assumptions.

Principle of consolidation:

The accompanying financial statements include the accounts of Lotus Pacific, Inc.; its 87.3% owned subsidiary, Regent Electronics Corp.; its 81% owned subsidiary, TurboNet Communications, Inc.; and its 81% owned subsidiary, Arescom, Inc. The non-owned portion of Regent Electronics Corp., TurboNet Communications, Inc. and Arescom, Inc. appears as minority interest in subsidiaries on the balance sheet. All intercompany transactions have been eliminated in consolidation.

Cash equivalents:

Cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturates of three months or less at the date of acquisition.

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

Investments:

The equity method of accounting is used for the Company's temporary investment in USS On-Line. Under the equity method, the Company recognizes its share in the net earnings or losses of these associated companies each year as they occur.

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

Earnings per common share:

In 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted FAS 128 in the second quarter of fiscal 1998. Share and per share amounts for all periods presented have been restated to comply with FAS 128.


                                     1999            1998             1997
                                 -------------    -------------  -----------
Net income (loss)............    $(7,156,687)     $(2,648,865)    $ 221,133

Shares used to compute net
 income per common share.....      49,032,615       44,421,334   29,238,081

Shares used to compute net
 income per common share-diluted   57,032,615       50,374,256   39,328,081

Net income per common share-basic     $ (.15)          $ (.06)        $ .01

Net income per common share-diluted   $ (.15)          $ (.06)        $ .00


Note 3  Issuance of stock:

During the year ended June 30, 1999, the Company issued an aggregate of 16,957,670 shares of its common stock. 384,500 shares of common stock were issued for cash consideration of $2,164,750, 22,500 shares of common stock were issued for consulting services, and 16,550,670 shares of common stock were issued to purchase four new subsidiaries.

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

Note 4 Acquisitions:

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

USS Online:

On June 28, 1999 the Company formed USS Online which acquired Professional Market Brokerage, Inc. and U.S. Securities and Futures Corp.

Professional Market Brokerage, Inc.:

On February 23, 1999 the Company acquired all of the outstanding securities of Professional Market Brokerage, Inc. (PMB) for $240,000 in cash and 500,000 shares of the Company's common stock valued at $7.0625 per share. The common stock is restricted with a three year holding period. PMB is engaged in the futures and options brokerage industry. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $3,114,769. Subsequent to the date of acquisition, the Company invested an additional $3,518,750 of its common stock in PMB. These 500,000 shares of common stock are included in the Company's treasury stock.

U.S. Securities and Futures Corp.

On February 23, 1999 the Company acquired all of the outstanding securities of U.S. Securities and Futures Corp. (USSF) for $2.5 million in cash and 500,000 shares of the Company's common stock valued at $7.0625 per share.
USSF is engaged in the futures and options brokerage industry. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $5,949,675. Subsequent to the date of acquisition, the Company invested an additional $250,000 in USSF. At June 30, 1999, USSF owned 380,000 shares of the Company's common stock valued at $2,670,570 which is included in the Company's treasury stock.

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

LPF International Corp.:

In March, 1998, the Company formed LPF International Corp. for $1,300,000. LPF International Corp. was incorporated to be a broker in the worldwide textile and apparel business. LPF International Corp. was sold on September 30, 1998. See Note 5.

Fiscal 1997:

Richtime Far East Ltd.:

In April, 1997, the Company formed Richtime Far East, Ltd. (a Hong Kong corporation) with an investment of $600,000. Richtime Far East, Ltd. operates as a broker in the worldwide textile and apparel business. Richtime Far East, Ltd. was sold on September 30, 1998. See Note 5.


Pro Forma Information:

The following unaudited pro forma information represents the results of operations of the Company and its subsidiaries, Regent Electronics Corp., TurboNet Communications and Arescom, Inc. as if the acquisitions had taken place on July 1, 1996. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

The figures include amortization of goodwill as if the acquisitions had taken place on July 1, 1996, and amounted to $13,774,937, $11,693,538 and $10,625,994 in 1999, 1998 and 1997, respectively.


                                       1999          1998         1997
                                  -------------  ------------  -----------

Sales .......................      $44,208,167   $ 7,503,873   $ 1,464,915
Cost of sales................       39,971,665     3,633,768     1,172,596
                                   -----------   -----------   -----------
Gross profit.................        4,236,502     3,870,105       292,319

Royalty income (Note 12).....          124,125     1,800,000           ---

Operating expenses:
 Selling, general & administrative
   expenses .................       24,573,118    19,616,285    12,820,200
 Research and development....        2,204,255     6,541,012       107,939
                                  ------------  ------------  ------------
                                    26,777,373    26,157,297    12,928,139

Operating loss...............     (22,416,746)  (20,487,192)  (12,635,820)

Other income (expense):
 Interest income.............           93,386       153,045       123,931
 Interest expense............              ---       (2,910)       (4,708)
 Gain on sale of investment..              ---           ---       398,805
 Other income................           64,310        81,887        21,599
 Foreign exchange loss.......            (366)       (1,022)       (1,507)
                                   -----------   -----------   -----------
                                       157,330       231,000       538,120

Net loss before income taxes,
 minority interest in income of
 consolidated subsidiary and
 discontinued operations.....     (22,259,416)  (20,256,192)  (12,097,700)

Income tax expense
 (benefit) (Note 6)..........              ---     (122,024)       125,441

Minority interest in loss of
 consolidated subsidiaries...       1,656,460      1,372,105       378,275
                                  ------------  ------------   -----------

Net loss ....................    $(20,602,956) $(18,762,063) $(11,844,866)

Loss per share:
 Basic ......................        $   (.42)       $ (.42)      $  (.41)



Note 5  Dispositions:

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

Note 6 Income Taxes:

The Company and its subsidiaries do not file a consolidated federal income tax return. Income taxes for the year ended June 30, consisted of the following:

                               1999         1998           1997
                            -----------   -----------  -------------
 Current:
    Federal ...........        $     0     $ (61,917)     $  92,120
    State..............              0       (18,797)        31,722
                            ----------    -----------  -------------
                               $     0     $ (80,714)     $ 123,842

The Company and its subsidiaries did not have any deferred tax items.


Note 7 Financial Instrument:

Cash accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1999, 1998 and 1997, the uninsured balance was $30,197,000, $2,743,480 and $56,199, respectively.

Note 8 Capital Stock:

Common stock - $.001 par value, 100,000,000 shares authorized, 63,487,314, 47,387,644 and 40,737,894 shares issued and outstanding in 1999, 1998 and 1997, respectively.

Preferred stock, Series A - $.001 par value, 100,000 shares authorized, 4,300 shares issued and outstanding in 1999, 1998 and 1997, respectively

Common stock warrants - 8,000,000 warrants issued and outstanding in 1999 and 1998. Each warrant entitles the holder to purchase one share of the Company's common stock at $3 per share. The warrants expire May 5, 2002.

Note 9 Significant Customers:

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

Note 10  Stock Options:

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

                                         1999            1998
                                    --------------   --------------
 Net loss:
  As reported...................      $(7,156,687)     $(2,648,865)
  Pro forma ....................      $(7,156,687)     $(2,648,865)

 Net loss per common share:
  As reported ..................           $(0.15)          $(0.06)
  Pro forma.....................           $(0.15)          $(0.06)

Significant assumptions used to calculate the above fair value of the awards are as follows:

 Risk free interest rates of return .......       6.00%
 Expected option life .....................    60 months
 Expected dividends .......................        $-0-


Note 11 Commitments

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

      Years Ending June 30,            Amount
    -------------------------        ------------
            2000                      $387,702
            2001                       399,027
            2002                       264,820
            2003                        69,925

Rent expense for the period to June 30, 1999 was $483,017.


Note 12 Subsidiary Companies' Financial Information:

In 1999, the Company has two subsidiaries which account for more than twenty percent of revenue and/or assets, Regent Electronics Corp. and TurboNet Communications. In 1998 and 1997, Regent Electronics Corp. accounted for more than twenty percent of the revenues and assets.

Condensed financial information for Regent Electronics Corp. at June 30, 1999, 1998 and 1997:


                        BALANCE SHEETS


             ASSETS

                                       1999          1998           1997
                                   ------------   -------------  ------------

Current assets ................     $28,835,371   $ 7,232,436     $ 205,035
Property and equipment.........         962,011     1,281,029     1,564,334
Other assets...................       5,121,765     5,461,930     5,783,220
                                   ------------   -----------    -----------

                                    $34,919,147   $13,975,395    $7,552,589
                                   ============  ============    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities............     $23,167,208   $ 2,134,683     $  38,539

Stockholders' deficit:
 Common stock..................          26,000        26,000        26,000
 Preferred stock...............           1,500         1,500           ---
 Stock warrants................           1,500         1,500           ---
 Additional paid-in capital....      13,760,500    13,760,500     7,762,000
 Accumulated deficit...........     (2,037,561)   (1,948,788)     (273,950)
                                   ------------  ------------   ------------
                                     11,751,939    11,840,712     7,514,050

                                    $34,919,147   $13,975,395   $ 7,552,589
                                   ============  ============   ============



                             STATEMENTS OF OPERATIONS


Sales..........................     $32,485,165   $ 6,155,000          ---
Cost of sales..................    (29,171,209)   (3,408,500)          ---
Interest income................          27,850        30,535    $   2,563
Royalty income.................         124,125     1,800,000          ---
Operating costs and expenses...     (3,554,704)   (6,251,873)    (276,513)
                                  -------------  ------------  -----------

Net loss.......................     $  (88,773)  $(1,674,838)  $ (273,950)
                                   ============  ============  ===========



                          STATEMENTS OF CASH FLOWS

Cash flows provided by
 operating activities..........     $ 3,911,697  $(3,914,716)  $ (235,411)
Cash flows used in
 investing activities..........         (5,660)      (38,083)  (7,347,554)
Cash flows from
 financing activities..........            ---      6,436,500    7,788,000
                                    -----------  ------------  -----------

Net increase in cash...........     $ 3,906,037   $ 2,483,701   $  205,035




                              LOTUS PACIFIC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 1999, 1998 AND 1997

Note 12    Subsidiary Companies' Financial Information (continued):


Condensed financial information for TurboNet Communications at June 30, 1999:


                                  BALANCE SHEET

                          ASSETS


Current assets  .......................         $  5,644,228
Property and equipment.................              411,925
                                                ------------
                                                $  6,056,153
                                               =============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities....................          $ 3,057,380

Stockholders' deficit:
 Common stock..........................                4,167
 Preferred stock.......................            8,450,000
 Accumulated deficit ..................          (5,455,394)
                                                ------------
                                                   2,998,773

                                                 $ 6,056,153
                                                ============


               STATEMENT OF OPERATIONS


Sales .................................          $ 3,745,688
Cost of sales..........................          (2,910,723)
Interest income........................               16,035
Other loss.............................              (1,487)
Operating costs and expenses...........          (1,558,497)
                                                ------------

Net loss...............................         $  (708,984)
                                                ============



            STATEMENT OF CASH FLOWS


Cash flows provided by
 operating activities..................          $   400,364
Cash flows used in
 investing activities..................            (190,673)
Cash flows from
 financing activities..................            1,470,000
                                                -------------

Net increase in cash...................           $1,679,691
                                                 ============


Note 13    Segment and Related Information:

In 1999, the Company and its subsidiaries have been aggregated into one reportable segment: computer and internet products. In 1998, the reportable segments were computer and internet related products and textiles. The textile segment was sold in 1999 and reported as discontinued operations. In 1997, the Company did not have sales.

The following table presents revenues by country based upon location of the sale:


                              1999         1998          1997
                          -----------   ------------  -----------

 China ............       $34,569,315    $2,314,935       $  0
 United States.....       $ 7,813,480    $3,840,000       $  0



Note 14   Minority Interest in Subsidiaries:

Two of the Company's subsidiaries have convertible preferred stock outstanding. The convertible preferred stock is convertible on a one-to-one basis into the subsidiaries' common stock which can be converted on a one-to-one basis into Lotus Pacific's common stock at the option of the holder at any time. The outstanding preferred shares are as follows:


                                                      Shares
                                          -----------------------------------
                                                 1999             1998
                                          ------------------  ---------------
  Regent:
     Preferred Shares ................          1,500,000        1,500,000

  Turbonet Communications:
    Preferred Series A ...............          2,300,000

    Preferred Series B ...............            250,000

    Preferred Series C ...............            800,000
                                             ------------       ------------
  Total preferred shares                        4,850,000        1,500,000



Note 15 Investment Deposits:

At June 30, 1999 Lotus had received $44,695,000 from investors that were negotiating with the Company to purchase stock of the Company's subsidiaries. The negotiations had not been finalized as of the report date.


Note 16 Restatement:

Subsequent to the issuance of the Company's financial statements for the year ended June 30, 1999, the Board of Directors rescinded their decision to spin off ninety percent of the Company's wholly owned subsidiary, USS Online, as of June 28, 1999. The spin off was to occur by granting options to existing shareholders to acquire shares of USS Online and by issuing shares of USS Online's common stock to USS Online's management.

The Company's total investment in USS Online was previously reported as $14,983,750 and the partial spin off and related stock issuance were accounted for as follows: dividend $11,714,822; compensation $1,815,000; and investment in USS Online $1,453,928.

As a result of the decision not to spin off the subsidiary, the accompanying consolidated statements as of and for the year ended June 30, 1999 present the restated results.

A summary of the effects of the restatement follows.


                           ASSETS

                                                   June 30, 1999
                                    ------------------------------------------
                                     As Previously Reported       Restated
                                    ------------------------  ----------------
Current Assets:
 Cash ...........................           $ 30,779,486        $ 30,779,486
 Accounts receivable.............             27,655,975          27,655,975
 Inventory.......................              4,972,965           4,972,965
 Other...........................                574,985             574,985
                                            ------------       -------------
   Total current assets..........             63,983,411          63,983,411

Property and equipment:
 Furniture and office equipment..              1,534,033           1,534,033
 Equipment.......................              1,540,221           1,540,221
 Leasehold improvements..........                 29,836              29,836
                                             -----------       -------------
                                               3,104,090           3,104,090
 Less: accumulated depreciation..              1,235,567           1,235,567
                                             -----------       -------------
                                               1,868,523           1,868,523
Other assets:
 Cash surrender value of
  life insurance..................                17,436              17,436
 Intangible asset, net of
 accumulated amortization of
  $713,355 and $370,477 in
  1999 and 1998, respectively.....             5,098,604          5,098,604
 Goodwill, net of accumulated
 amortization of $6,570,838
 in 1999 and $1,067,544 in 1998....          128,157,062        128,157,062
 Deposits 180,454 180,454
 Investment in unconsolidated subsidiaries     1,453,928          8,599,509
                                            ------------       ------------
                                             134,907,484        142,053,065

                                            $200,759,418       $207,904,999
                                           =============      =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses      $  8,950,281        $ 8,950,281
 Loans payable....................               195,565            195,565
 Investment deposits..............            44,695,000         44,695,000
 Income taxes payable ............                   ---                ---
                                            ------------       ------------
   Total current liabilities......            53,840,846         53,840,846

Minority interest in subsidiary...             8,512,221          8,512,221

Commitments

Stockholders' equity:
 Common stock.....................                64,544            63,486
 Preferred stock, Series A........                     4                 4
 Common stock warrants (Note 8)...                80,000            80,000
 Additional paid-in capital.......           151,270,218       155,526,473
 Accumulated deficit..............          (13,008,415)      (10,118,031)
                                           -------------     -------------
                                             138,406,351       145,551,932

                                            $200,759,418      $207,904,999
                                           =============    ==============



                                 LOTUS PACIFIC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1999, 1998 AND 1997

Note 16  Restatement (continued):



                                              June 30, 1999
                                    --------------------------------------
                                        As Previously
                                          Reported             Restated
                                    --------------------  ----------------
Sales ............................       $42,382,795         $42,382,795
Cost of sales.....................        37,711,338          37,711,338
                                         -----------         -----------
Gross profit......................         4,671,457           4,671,457

Royalty income....................           124,125             124,125

Operating expenses
 Selling, general and
  administrative expenses.........        12,458,335          10,643,335
 Research and development.........         2,215,455           2,215,455
                                        ------------         ------------
                                          14,673,790          12,858,790

Operating loss ...................       (9,878,208)         (8,063,208)

Other income (expense):
 Interest income..................            58,932              58,932
 Other income.....................             8,750               8,750
 Foreign exchange gain (loss).....           (1,487)             (1,487)
                                        -------------        -----------
                                              66,195              66,195
Net loss before income taxes,
 minority interest in income of
  consolidated subsidiary and
  discontinued operations.........       (9,812,013)         (7,997,013)

Income tax expense (benefit)

Equity in income of unconsolidated
  subsidiaries....................               ---          1,075,384
Minority interest in loss of
 consolidated subsidiaries........           408,600            408,600
(Loss) income from
 discontinued operations .........          (53,017)            (53,017)
Loss on sale of subsidiaries......         (590,641)           (590,641)
                                       --------------       ------------

Net loss .........................     $(10,047,071)       $ (7,156,687)
                                       =============      ==============
Loss per share
 Basic ...........................      $      (.20)        $      (.15)
 Diluted .........................      $      (.20)        $      (.15)


Weighted average shares...........        49,498,519          49,032,615