Form 10-Q/A
period 1999-12-31
LOTUS PACIFIC INC
filed 2000-03-28
CIK 789945

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

               (1)   Yes  X    No       (2)  Yes  X     No
                         ----     ----           ----      ----
     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 27, 1999:

               Class                        Number of Shares

           Common Stock                        63,466,474
     Par Value $.001 Per Share








                          LOTUS PACIFIC, INC.

                                 INDEX

PART I     FINANCIAL INFORMATION

 Item 1.   Financial Statements

     a) Condensed Consolidated Balance Sheets as of December 31, 1999 (unaudited) and June 30, 1999 (audited)

     b) Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended December 31, 1999 and 1998

     c) Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 1999 and 1998

     d)     Notes to Condensed Consolidated Financial Statements

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

           Signatures









                          LOTUS PACIFIC, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS



                                         December 31, 1999    June 30, 1999
                                         -----------------   ---------------
                                             (Unaudited)       (Audited)

                            ASSETS

Current Assets:
 Cash ...............................       $ 22,155,704        $ 30,779,486
 Accounts Receivable ................         25,972,756          27,655,975
 Inventories ........................          5,301,757           4,972,965
 Other current assets ...............          1,811,323             574,985
                                           --------------       ------------
                                              55,241,540          63,983,411

Property and equipment................         3,563,996           3,104,090
Less: accumulated depreciation .......       (1,480,242)         (1,235,567)
                                           --------------       -------------
                                               2,083,754           1,868,523
Other assets:
 Intangible assets, net ...............        4,741,926           5,098,604
 Goodwill, net.........................      121,421,214         128,157,062
 Investment in affiliates..............        9,254,796           1,453,928
 Other.................................           77,055             197,890
                                            ------------         -----------
                                             138,961,791         134,907,484

Total Assets .........................    $ 196,,287,085       $ 200,759,418
                                          ==============       ==============


             LIABILITIES AND STOCKHOLDERS EQUITY


Current liabilities:
 Accounts Payable and
  accrued expenses....................      $ 13,070,862        $  8,950,281
 Loan payable ........................               ---             195,565
 Investment deposits .................        37,800,015          44,695,000
Other current liabilities.............            42,359                 ---
                                          --------------        -------------
Total current liabilities.............        50,913,236          53,840,846

Minority interest in equity of
 consolidated subsidiaries ...........         8,498,596           8,512,221

Stockholders' Equity:
Preferred Stock, Class A, $.001 par value,
 4,300 shares authorized; 4,300 shares issued
 and outstanding .....................                 4                   4
Common Stock, $.001 par value, 100 million
 shares authorized, 63,466,474 shares issued
 and outstanding .....................            63,466              64,344
Stock Warrants .......................            80,000              80,000
Additional paid-in capital ...........       155,384,298         151,270,418
Translation Adjustment................            18,347                 ---
Accumulated deficit ..................      (18,670,862)        (13,008,415)
                                          --------------      --------------
                                             136,875,253         138,406,351

Total Liabilities &
 Stockholders' Equity ...............      $ 196,287,085       $ 200,759,418
                                          ==============      ==============




   The accompanying notes are an integral part of the financial statements






                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Uaudited)



                                          Three Months Ended        Six Months Ended
                                              December 31              December 31
                                    -----------------------------  --------------------------
                                         1999           1998            1999           1998
                                    --------------  -------------  --------------  ----------
Sales  .........................     $ 19,609,595    $ 6,550,818   $ 30,665,361   $ 8,970,818
Cost of Sales...................       14,821,931      6,029,033     23,865,335     7,227,033
                                     -------------  -------------   ------------  -----------
Gross profit....................        4,787,664        521,785      6,800,026     1,743,785

Operating expenses:
 Selling, general & admin.......        3,934,503        703,498      6,053,175     1,410,521
 Research and development ......          959,010        483,995      1,899,956     1,049,738
 Depreciation and amortization..        3,688,002        711,600      7,305,851     1,423,398
                                     -------------  -------------   ------------  -----------
                                        9,541,559     1,899,1923     15,258,982     3,883,657

Operating Income (Loss).........      (3,793,851)    (1,377,407)    (8,458,956)   (2,139,872)
                                     -------------  -------------   -----------  ------------
Other income (expenses):
 Interest Income ...............          62,138           4,793        136,809        13,440
 Interest expense ..............       (960,044)             ---      (960,044)           ---
 Other income  .................             ---             ---         38,784           ---
                                     ------------   -------------     ----------   -----------
                                       (897,906)           4,793      (784,451)        13,440
Discontinued operations
 Gain on disposal of discontinued LPF        ---             ---            ---       100,000
                                     ------------   -------------   ------------  ------------
Net Income before income taxes,
 equity in unconsolidated subsidiaries
 and minority interests.........     (4,691,757)      (1,372,614)   (9,243,407)   (2,026,432)

Earnings in unconsolidated
 subsidiary.....................          63,130             ---        655,287          ---

Minority interest in income (loss) of
 Consolidated subsidiaries......       (172,909)        (74,187)         35,289      (66,836)
                                    -------------    ------------   ------------ ------------

Net income (loss)...............   $ (4,801,536)   $ (1,298,427)  $ (8,552,831) $ (1,959,596)
                                   =============   =============  =============  ============

Earnings Per Share

  Basic ........................       $ (0.07)         $ (0.03)      $  (0.13)      $ (0.04)
  Diluted ......................       $ (0.07)         $ (0.03)      $  (0.13)      $ (0.04)

Weighted Average Shares.........     63,466,474       47,499,304     63,466,474    47,488,428



      The accompanying notes are an integral part of the financial statements







                         LOTUS PACIFIC, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                              Six Months Ended    Six Months Ended
                                              December 31, 1999   December 31, 1998
                                             ------------------  ------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss .................................      $ (8,552,831)      $ (1,959,596)
Adjustments to reconcile net income
 to net cash used in operating activities
 Depreciation & amortization .............          7,305,851          1,757,202
 Equity in earnings of unconsolidated
  subsidiaries ...........................          (655,287)                ---
 Minority interest .......................           (35,289)            498,466
 Common Stock issued for service .........                ---            135,000
Change in assets and liabilities
 Decrease in accounts receivable..........          1,683,219        (4,491,258)
 Decrease in prepaid expenses.............                ---            729,084
 (Increase) in inventories  ..............          (328,792)           (13,650)
 (Increase) in other current assets ......        (1,236,338)                ---
 Decrease in other assets ................            120,835                ---
 Increase in accounts payable
 and accrued expenses ....................          4,120,581          2,003,815
 Increase in notes receivable ............                ---        (1,808,000)
 Increase (decrease) in
 Increase (decrease) in other liabilities .         (153,206)                ---
                                                 -------------      -------------
Net cash provided used for operating activities     2,268,743        (3,148,937)


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment ...................          (530,740)                ---
 Sales of equipment ......................                ---              1,050
 Sale of leasehold improvement ...........                ---             74,571
 Investment in affiliates ................        (3,466,800)            100,000
                                                 -------------      -------------
Net Cash provided in investing activities         (3,997,540)            175,621


CASH FLOW FROM FINANCING ACTIVITIES:
 Issuance of common stock  ...............               ---             675,000
 Decrease in Investment deposit ..........       (6,894,985)                ---
                                                 ------------        ------------
Net Cash (used) provided by financing activities (6,894,985)             675,000

Net increase in cash .....................       (8,623,782)         (2,298,316)


Cash beginning ...........................        30,779,486           3,193,127
                                              ---------------      --------------
Cash Ending ..............................      $ 22,155,704           $ 894,811
                                              ===============      ==============


    The accompanying notes are an integral part of the financial statements






                        LOTUS PACIFIC, INC. AND SUBSIDIARIES
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 (UNAUDITED)



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


Note 2    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Lotus Pacific, Inc. for the year ended June 30, 1999 ("fiscal 1999").

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying condensed consolidated financial statements have been included. The results reported in these condensed consolidated financial statements for the three-month and six-month periods ended December 31, 1999 should not be regarded as necessarily indicative of results that may be expected for the year ending June 30, 2000 ("fiscal 2000").

The accompanying unaudited condensed consolidated financial statements include the accounts of LPFC and four majority-owned subsidiaries: Regent Electronics Corp. (87.3% owned), TurboNet Communications (81%), Arescom Inc. (81%) and Lotus World, Inc. (94%) (see Note 5 regarding presentation of USS Online, Inc.). The minority interests in the subsidiaries are reflected as such on the balance sheet in accordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.


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


Note 4    Joint Venture

On September 1, 1999, LPFC entered into a 50-50 joint venture with TCL Holdings
(BVI) Ltd., to develop, manufacture and market Internet and network products and services in China. TCL Holdings is a subsidiary of TCL Group, China's fifth largest electronics manufacturer. LPFC's participation in the joint venture is currently carried as an investment.


Note 5    Subsequent Events

As of December 31, 1999, LPFC owned 100% of the equity of USS Online, Inc. ("Online"), which had been held for disposition since the fourth quarter of fiscal 1999 and was therefore carried as an investment. On February 8, 2000, LPFC disposed of a 72% interest in Online, retaining a 28% minority interest and recognizing a loss on the disposition of approximately $2,713,000. At December 31, 1999, and at the time of the disposition of LPFC's common shares which were carried by LPFC as treasury shares as of December 31, 1999 and will be treated as outstanding shares as of February 8, 2000.

In the first quarter of 2000, LPFC has arranged sales of portions of its interest in TurboNet Communications to foreign investors for cash consideration of up to $80 million. The sales reduce LPFC's ownership of TurboNet to between 65% and 70% of the outstanding capital stock..



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LPFC is a holding company focused on investing in and managing, developing and operating a network of subsidiaries that develop and provide a wide range of Internet-related products and services. Since 1997, LPFC has acquired and currently maintains controlling equity interests in each of Regent Electronics Corp., TurboNet Communications, Arescom, Inc., and Lotus World, Inc. The Company's products include cable modem, DSL devices and Internet set-top boxes. The Company also provides private label online auction services in foreign markets.

RESULTS OF OPERATIONS

REVENUES
For the quarter ended December 31, 1999, the Company's revenue was $19.6 million, compared with $6.55 million for the same period of the previous year. Revenue in the first half of fiscal 2000 was $30.67 million, an increase of 244% over the first two quarters of fiscal 1999. The revenue growth in the three- and six-month periods was primarily due to sales by operations of TurboNet Communications, acquired by LPFC in March 1999.

On September 1, 1999, LPFC entered into a 50-50 joint venture with TCL Holdings (BVI) Ltd., to develop, manufacture and market Internet and network products and services in the People's Republic of China ("PRC"). TCL Holdings is a subsidiary of TCL Group, PRC's fifth largest electronics manufacturer. The joint venture is currently in the development stage and has not generated any revenue.

Lotus World, Inc. officially launched its AuctionLive website on December 18, 1999. AuctionLive is a private label hosted online auction site servicing international clients. The architecture of AuctionLive is language-independent allowing businesses to auction their products in almost any language. Lotus World has eight regional offices in the greater China area with more than fifty marketing agents. It has formed strategic alliances and partnerships with several major Chinese players in Internet services, television and personal computers, and commercial banking services, such as Shanghai Online, TCL International Inc., and Industrial and Commercial Bank of China. For the three-month and six-month periods ended December 31, 1999, Lotus World had no significant impact on revenue.

DISCONTINUED OPERATIONS
In order to concentrate on its Internet-related products and services, on September 30, 1998, the Company sold all of its textile and apparel business (LPF International Corp. and Richtime Far East, Ltd.) for an aggregate $2.5 million in cash, realizing a non-recurring gain of $100,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $3.93 million in the second quarter of fiscal 2000 compared to $704,000 in the corresponding quarter of the prior year, a 490% increase. For the first two quarters of fiscal 2000, selling, general and administrative expenses were $6.05 million, compared to $1.41 million in the first two quarter of fiscal 1999, a 329% of increase. The increases were attributable almost entirely to the businesses that LPFC acquired or established during the second half of fiscal 1999.

RESEARCH AND DEVELOPMENT
In the second quarter of fiscal 2000, research and development expenses increased $0.48 million to $0.96 million, or 98%, from $0.48 million in the same quarter of fiscal 1999. For the six-month period ended December 31, 1999, the Company's reaseach and development expenses also nearly doubled compared to the same period of the last year. The increase was attributable almost entirely to businesses acquired or established during the second half of fiscal 1999.

DEPRECIATION & GOODWILL AMORTIZATION
The Company has accumulated approximately $134.7 million of goodwill from acquisitions of businesses since September 1997. The goodwill is amortized on a straight-line basis over 10 years. For the six-month period ended December 31, 1999, the Company's depreciation and goodwill amortization expenses were approximately $7.31 million, compared to $1.76 million for the same period of the prior year. The increae was attributable to acquisitions during the second half of fiscal 1999.

NET LOSS AND LOSS PER SHARE
For the second quarter of fiscal 2000, the Company had a net loss of $4.8 million, or $0.07 per share, compared to $1.30 million or $0.03 per share of net loss for the same period of the prior year. The increase in net loss was mainly due to the increase in depreciation and goodwill amortization expense and the operations of businesses acquired or established during the second half of fiscal 1999. Excluding $3.69 million of depreciation and goodwill amortization expenses, the net loss would be $1.1 million, or $0.02 per share. The differences in per share amounts also reflect the issuance of 16,250,670 additional shares of common stock in connection with acquisitions made by LPFC in the third quarter of fiscal 1999, net of certain treasury shares.

For the six-month period ended December 31, 1999, the Company had a net loss of $8.55 million, or $0.13 per share, compared to $1.96 million of net loss for the same period of the prior year. Excluding $7.3 million of depreciation and goodwill amortization expenses, the net loss would be $1.3 million, or $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company's liquid assets, consisting of cash and cash equivalents, totaled $22.2 million, compared with $30.8 million as of June 30, 1999.

For the six-month period ended December 31, 1999, net cash provided by operating activities was $2.3 million, compared with $3.1 million used at the same period of the previous year. The increase in net cash provided by operating activities was primarily due to the combination of an increase of depreciation and amortization and an increase in other current assets
($1.2 million) resulting from the activities of businesses acquired or established during the second half of fiscal 1999.

For the six-month period ended December 31, 1999, net cash used by investing activities was $4.0 million. The Company purchased $530,740 of equipment and invested $3.47 million in certain unrelated businesses.

For the six-month period ended December 31, 1998, the Company had cash inflow of $675,000 from issue of common stock of LPFC. For the same period of 1999, the Company used $6.9 million from its financing activities, due to return of part of investment diposits.

In the third quarter of fiscal 2000, LPFC arranged sales of portions of its interest in TurboNet Communications to unrelated foreign investors for cash consideration of up to $80 million, reducing the Company's ownership of TurboNet Communications to between 65% and 70%. The Company expects to use the proceeds of the sales primarily for possible acquisitions, joint ventures and investment in its subsidiaries.

The Company has no material long-term debt.

The Company believes that existing cash and cash equivalents together with funds generated from operations and sales of TurboNet stock will be sufficient to meet its operating and investment requirements for the next 12 months. The Company's continuing operating and investing activities may nevertheless make it necessary or desirable that LPFC obtain additional financing, through loans or public or private offerings of its securities or securities of its subsidiaries. There can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, if at all.


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

           None.


Item 3.    Defaults by the Registrant on its Senior Securities

           None.


Item 4.    Submission of Matters to A Vote of Security Holders

           None


Item 5.   Other Information

    (a) On February 8, 2000, Lotus Pacific ("LPFC") sold a controlling 72% interest in USS Online, Inc. ("Online") to Travelway International Limited ("Travelway"). In exchange, LPFC received 732,802 shares of LPFC's outstanding stock, valued at $9.6313 per share, or a total of $7,057,835. The value of the LPFC shares received was based on the average of the closing prices of the LPFC stock in the over the counter market on the 10 trading days preceding January 18, 2000, when the terms of the transaction were agreed. The amount of the consideration was negotiated based on a $10,000,000 valuation for Online, which the Board of Director of LPFC deemed fair. LPFC will recognize a loss on the transaction of approximately $2,713,000. LPFC continues to hold 28% of Online's outstanding stock and has advanced Online $1,550,000 as a short-term loan to meet capital requirements. LPFC had previously reported its intention to divest itself of control of Online.

          Online owns all of the outstanding stock of U.S. Securities and Futures Corporation ("USSF") and Professional Market Brokerage, Inc. ("PMB"). USSF is a securities firm headquartered on Wall Street in New York City, offering online securities trading and other financial and brokerage services to individuals and institutions. PMB is a Chicago-based financial trading firm that provides online trading services from an advanced Internet-based system. The two companies were acquired by LPFC in February and March 1999. The assets of Online at the time of the sale to Travelway included 877,500 previously acquired shares of the Company's common stock, which are restricted securities within the meaning of Rule 144 under the Securities Act of 1933. The shares were carried by LPFC as treasury shares as of December 31, 1999.

          Travelway is owned by Huaya Lu Tung who was, until the date of the sale, the Treasurer of the Company. Concurrently with the sale, Ms. Tung resigned from all positions with LPFC, and Jeremy Wang, who is President and a director of the Company, resigned as President of Online. Mr. Wang continues to serve as a minority director of Online. Travelway had been the owner of USSF until February 23, 1999, when it sold USSF to LPFC for consideration consisting of $2.5 million in cash and 500,000 shares of LPFC's common stock.

          As previously reported, shortly after the acquisition of USSF and PMB, LPFC began to seek methods to divest itself of control and reduce its investment in these entities. This change resulted from a determination that these entities would not significantly benefit from association with the Company's technology and resources, were subject to significant litigation and regulatory risks and would require managerial oversight and resources that would be better devoted to the Company's core businesses. Accordingly, LPFC has treated these entities as temporary investments since shortly after the time of their acquisition and has not included their operations in its consolidated financial statements except for a portion of the third quarter of fiscal 1999 in which they were acquired.

          In June 1999, to facilitate a disposition, ownership of both entities was transferred to Online which was newly-formed for this purpose. On July 12, 1999, LPFC reported certain transactions involving Online, which were intended to effect a disposition of a substantial portion of LPFC's interest in Online as of June 28, 1999. The proposed transactions included the issuance of 5,000,000 shares of Online's common stock to its senior management team and a planned distribution to LPFC's stockholders of record on August 30, 1999 of options to purchase 32,272,237 shares of Online's common stock at $.01 per share for two years after an initial public offering of Online's common stock.

          For various administrative and regulatory reasons, LPFC's management determined that the proposed transactions were not practicable, and its prior decisions to carry out these transactions were rescinded. Accordingly, the options were not granted, LPFC did not declare the proposed distribution, and shares were not issued to Online's senior management.

          In light of the transactions that were proposed and pending as of June 30, 1999, the Company's balance sheets as of June 30 and September 30, 1999 reflected a net investment of $1,453,928 after charges for the proposed distribution and the issuance of management shares. These charges have been reversed as of December 31, 1999, and the investment has been restated at $13,571,250. As of December 31, 1999, the Company continued to carry Online as an investment, in the expectation that disposition of a controlling interest would be effected within the next 60 days. In connection with the disposition of 72% of Online, LPFC sustained a one-time loss of approximately $2,713,000. The 28% of Online retained by the Company represents an investment of approximately $3,799,950.

    (b) During January and February, 2000, LPFC arranged sales of portions of its interest in TurboNet Communications to unrelated foreign investors for cash consideration of up to approximately $80,000,000, reducing the Company's ownership of TurboNet Communications to between 65% and 70% of the total outstanding common stock.


Item 6    Exhibits and Reports on Form 8-K


    (a)   Exhibits


       Number                        Description
      ---------        -----------------------------------------------------

          2 Stock Purchase Agreement, dated as of January 20, 2000, between Lotus Pacific, Inc. and Travelway International Limited, providing for the sale by registrant of 72% of the outstanding stock of outstanding of USS Online, Inc.

          27          Financial Data Schedule


    (b)   Reports on Form 8-K

          None.







                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        LOTUS PACIFIC, INC.


Date:  March 28, 2000                   By:   /S/ Jeremy Wang
                                        ---------------------------
                                        Jeremy Wang, President



                                         By:  /S/  David Li
                                         --------------------------------
                                         David Li, Chief Financial Officer