Form 10-K/A
period 1999-06-30
LOTUS PACIFIC INC
filed 2000-04-04
CIK 789945

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                          FORM 10-K/A
                        Amendment No. 2

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

      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1)  Yes    X     No        (2)   Yes   X      No
                    -----     ------            -----       ------

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

  As of March 22, 2000, the aggregate market value of the shares of Common Stock (based on the last sale price of the Common Stock on the OTC Bulletin Board on that date) held by non-affiliates of the Registrant was approximately $450 million.

  As of March 22, 2000, there were 64,344,474 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.


                   ---------------------------------------


                     DOCUMENTS INCORPORATED BY REFERENCE

                                     None






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

 Part IV

 Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K


 Signatures




                                    PART I


ITEM 1.  BUSINESS

Summary

Lotus Pacific, Inc. ("LPFC") is a holding company focused on investing in and managing, developing and operating a network of subsidiaries which develop and /or supply products or services that use or support Internet technology. As a player in today's Internet revolution, LPFC and its subsidiaries (the "Company") are capitalizing on the abundance of opportunities in this fast-growing marketplace. LPFC traces its roots as a holding company to 1997 when it acquired a controlling interest in technology-based Regent Electronics Corporation ("REC"). It has subsequently pursued its strategy of investing in Internet-related companies by acquiring majority interests in TurboNet Communications ("TurboNet"), Arescom Inc. ("Arescom"), and Lotus World, Inc. ("Lotus World"). The Company today is engaged in the development, manufacture and distribution of devices used in supplying high-speed Internet access, including cable modem and Digital Subscriber Line ("DSL") devices and Internet set-top boxes, and in providing private label online auction services.

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

On February 23, 1999, LPFC acquired all of the outstanding stock of US Securities & Futures Corp. ("USSF"), a New York-based securities firm which offers online securities trading and other financial and brokerage services, and Professional Market Brokerage, Inc. ("PMB"), a Chicago-based financial trading firm that provides online trading services from an advanced Internet-based system. Total consideration in the two transactions consisted of $2.74 million in cash and 1,000,000 shares of LPFC's Common Stock. Subsequent to the acquisitions, LPFC determined that the acquired entities would not significantly benefit from association with LPFC's Internet technology and resources and began to seek methods to divest itself of control and reduce its investment in them. To facilitate a disposition, on June 28, 1999, LPFC transferred ownership of both entities to USS Online, Inc., which was newly-formed by LPFC for this purpose.

On March 31, 1999, LPFC acquired 81% of the capital stock of TurboNet, a developer of advanced digital communications products for the cable and satellite industries, for $80 million of LPFC's Common Stock. LPFC also agreed to provide TurboNet with $20 million in working capital. TurboNet, based in San Diego, California, designs, develops and markets telecommunications products to cable operators, network service providers and communications network users in the United States and East Asia. The acquisition is expected to enable the Company to expand its product line and customer base.

On March 31, 1999, LPFC acquired 81% of the capital stock of Arescom, based in Fremont, California, for $30 million of LPFC's Common Stock. LPFC also agreed to provide Arescom with $10 million in working capital. Arescom designs, manufactures and markets a broad range of high quality remote access products, such as routers and remote managing software, and other inter-networking equipment for the PSTN, ISDN, xDSL and Ethernet environments. Its principal customers are Internet service providers (ISPs), resellers, and system integrators in North America.

On April 22, 1999, LPFC organized Lotus World to offer AuctionLive, an online auction service, to international clients.

On September 1, 1999, LPFC entered into a 50-50 joint venture with TCL Holdings (BVI) Ltd., to develop, manufacture and market Internet and network products and services in The Peoples Republic of China ("PRC"). TCL Holdings
(BVI) is a subsidiary of TCL Group, one of PRC's largest electronics manufacturers.

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

Trademarks and Patents

The Company currently holds trademarks, copyrights and patent licenses of Amiga-Commodore in PRC, Taiwan, Hong Kong, Macao and the bordering countries between PRC and the former Soviet Union.

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

The following table summarizes the Company's leases for offices and other facilities in the United States:

  Location       Lease Term       Commence Date      Expiration Date
--------------  --------------  ----------------  --------------------
 Piscataway        5 years         June 5, 1997        June 4, 2002
 New Jersey

 Middlesex        Annual           June 5, 1999        Renewable
 New Jersey      Renewable

 San Diego        5 years          July 30, 1997       July 31, 2002
 California

 Fremont          5 years          March 30, 1997      March 31, 2002
 California

Other Jurisdictions. REC also leases technical support and marketing/sales office spaces in Shanghai, PRC.

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




                                 PART II



ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information


LPFC's common stock, par value $0.001 per share ("Common Stock"), has been traded on the OTC Bulletin Board under the symbol "LPFC" since December 1, 1994. The approximate high and low closing prices of the Common Stock tabulated below are as reported on the OTC Bulletin Board and represent inter-dealer quotations which do not include retail mark-ups, mark-downs or commissions. They do not necessarily represent actual transactions. As of March 22, 2000, there were 64,344,474 shares of Common Stock issued and outstanding, held by approximately 500 record holders. LPFC believes that there are a greater number of beneficial owners of Common Stock.

       Quarter Ended             High         Low
    ---------------------      --------     -------
      1997
     March 31, 1997.........   $ 2.50       $ 0.13
     June 30, 1997..........   $ 4.50       $ 1.50
     September 30, 1997.....   $ 7.00       $ 2.38
     December 31, 1997......   $ 7.25       $ 4.75

      1998
     March 31, 1998.........   $ 7.63       $ 5.63
     June 30, 1998 .........   $10.13       $ 6.00
     September 30, 1998.....   $11.13       $ 8.50
     December 31, 1998......   $11.50       $ 6.75

      1999
     March 31, 1999.........   $ 7.50       $ 6.13
     June 30, 1999..........   $11.00       $ 6.44
     September 30, 1999.....   $15.00       $11.00
     December 31, 1999......   $11.00       $ 9.00

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

On February 8, 1998, H&Q Asia Pacific Ltd. and its affiliate Asia Pacific Growth Fund II, L.P. (collectively "H&Q") purchased 1.5 million shares of preferred stock of REC (approximately 5.5% of REC's capital stock) and warrants to purchase $6 million of REC's common stock. The REC stock held by H&Q may be converted, subject to certain conditions, into Common Stock of LPFC.

On February 12, 1999, LPFC issued 500,000 shares of its Common Stock to
Mr. Stefan H. Benger, the sole shareholder of PMB, as part of the consideration for LPFC's acquisition of PMB.

On February 15, 1999, LPFC issued 500,000 shares of its Common Stock to Travelway International Inc. ("Travelway"), the sole shareholder of USSF, as part of the consideration for LPFC's acquisition of USSF.

As of March 31, 1999, LPFC issued 11,091,396 shares of its Common Stock to 45 shareholders of TurboNet in exchange for 81% of the outstanding common stock of TurboNet. The LPFC Common Stock may not be resold, in whole or in part, until TurboNet's annual gross revenues exceed $30 million with annual pretax net profit of not less than $6 million.

As of March 31, 1999, LPFC issued 4,159,274 shares of its Common Stock to 35 shareholders of Arescom in exchange for 81% of the outstanding common stock of Arescom. The LPFC Common Stock may not be resold, in whole or in part, until Arescom's annual gross revenues exceed $15 million with annual pretax net profit of not less than $3 million.

During Fiscal 1999, LPFC sold a total of 384,500 additional shares of its Common Stock to six accredited investors for aggregate consideration of $2,164,750. LPFC also issued 22,500 shares of Common Stock for consulting services.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this report.


                            SELECTED CONSOLIDATED FINANCIAL DATA
                            (IN THOUSANDS EXCEPT PER SHARE DATA)
                         ---------------------------------------------

                                                   FISCAL YEARS ENDED JUNE 30,
                                   -------------------------------------------------------
                                      1999        1998       1997        1996       1995
                                   ----------   ---------  ---------  ----------  --------

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales..........................    $ 42,383     $ 6,155        ---         ---       ---
Cost of sales..................      37,711       3,408        ---         ---       ---
                                   --------    ---------   ---------   ---------  --------
Gross profit ..................       4,671       2,747        ---         ---       ---

Royalty income ................         124       1,800        ---         ---       ---

Operating Expenses:
General and administrative.....      10,643       3,678        224          18        17
Research and Development.......       2,215       4,372        104         ---       ---
                                    -------    ---------   --------    ---------   -------
Total operating expenses.......      12,859       8,050        328          18        17

Operating income (loss)........     (8,063)     (3,503)      (328)        (18)      (17)

Other income (expenses), net...       1,142        (10)        413          40         3

Net income (loss) before income
taxes, minority interest, interest
in income of consolidated subsidiary
and discontinued operations....     (6,922)     (3,513)         85          22      (14)
                                   --------    ---------    -------     -------   -------
Income tax expense (benefit)...        ---         (81)        124         ---       ---

Minority interest in loss of
 consolidated subsidiaries.....        409         218          82         ---       ---

(Loss) income from
 discontinued operations.......       (53)         566         178         ---       ---

Loss on sale of subsidiaries...      (591)         ---         ---         ---       ---

Net income (loss)..............   $(7,157)    $(2,649)       $ 221        $ 22     $ (14)
                                 =========   =========    =========    ========  ========


Net income (loss) per share

   Basic.......................    $(0.15)     $(0.06)      $ 0.01       $0.00    $0.00
   Diluted ....................    $(0.15)     $(0.06)      $ 0.00       $0.00    $0.00

Weighted average
 shares outstanding............     49,032      44,421      29,238      26,799   26,860




                                                      AT JUNE 30
                                  -------------------------------------------------------
                                      1999       1998        1997       1996      1995
                                  ----------   ----------  ---------   -------- ---------

CONSOLIDATED BALANCE SHEET DATA:

Cash and cash equivalents......    $30,799     $  3,263    $  357      $  213    $  221
Working capital................     10,143        8,171     1,052         213       221
Total assets...................    207,763       45,455     8,404         385       221
Long-term obligations..........        ---          ---       ---         ---       ---
Total shareholders' equity.....   $145,410     $ 35,875  $  5,917     $   385    $  217
                                 ==========  ==========  =========   =========  ========




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

BUSINESS ACQUISITIONS

The Company completed the following transactions during the fiscal year ended June 30, 1999 ("Fiscal 1999").

On February 23, 1999, LPFC acquired all of the outstanding securities of Professional Market Brokerage, Inc. (PMB) for $240,000 in cash and 500,000 shares of LPFC'S Common Stock valued at the market price of $7.0625 per share at the time of the acquisition. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $3,114,769. Subsequent to the date of acquisition, as required by the terms of the acquisition, LPFC invested an additional $3,518,750 of its Common Stock in PMB.

On February 23, 1999, LPFC acquired all of the outstanding securities of U.S. Securities and Futures Corp. (USSF) for $2.5 million in cash and 500,000 shares of LPFC's Common Stock valued at the market price of $7.0625 per share at the time of the acquisition. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $5,949,675. Subsequent to the date of acquisition, as required by the terms of the acquisition, LPFC invested an additional $250,000 in USSF.


On March 31, 1999, LPFC acquired 81% of TurboNet's outstanding common stock in exchange for $80 million of LPFC's Common Stock valued at the market price of $7.21 per share at the time of the acquisition. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $78,190,640.

On March 31, 1999, LPFC acquired 81% of the Arescom's outstanding common stock in exchange for $30 million of LPFC's Common Stock valued at the market price of $7.21 per share at the time of the acquisition . The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $28,069,302.

On April 22, 1999, LPFC organized Lotus World to offer AuctionLive, an online auction service, to multinational clients.

Subsequent to the acquisitions of PMB and USSF, LPFC determined that the acquired entities would not significantly benefit from association with the Company's Internet technology and resources and began to seek methods to divest itself of control and reduce its investment in them. To facilitate a disposition, on June 28, 1999, LPFC transferred ownership of both entities to USS Online, Inc., a wholly-owned subsidiary which was organized by LPFC for this purpose.

On September 1, 1999, LPFC entered into a 50-50 joint venture with TCL Holdings
(BVI) Ltd., to develop, manufacture and market Internet and network products and services in PRC. TCL Holdings (BVI) is a subsidiary of TCL Group, one of China's largest electronics manufacturers.

Fiscal 1998:

In April and May 1997, LPFC acquired 70% of the common stock of Regent Electronics Corp. for $5,388,000. In September 1997, LPFC purchased an additional 17% of the common stock of REC in exchange for 6,000,000 shares of LPFC's Common Stock valued at the market price of $5.00 per share at the time of the exchange. REC was incorporated to manufacture electronic Internet access software equipment to be marketed and sold in the Far East. The accounts of Regent Electronics Corp. are consolidated with LPFC'S accounts.

In March 1998, LPFC organized and invested $1.3 million in LPF International Corp. to operate as a broker in the worldwide textile and apparel business. LPF International Corp. was sold on September 30, 1998.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

Revenues. Total revenues for Fiscal 1999 increased by $34.6 million or 434% to $42.5 million compared to revenues of $7.9 million for the fiscal year ended June 30, 1998 ("Fiscal 1998"). The increase in revenues resulted primarily from sales of REC's newly introduced TeleWeb A9000 set-top box and the sales of cable modems and routers by TurboNet and Arescom, subsidiaries acquired by LPFC in the third quarter of Fiscal 1999.

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

Discontinued Operations. On September 30, 1998, LPFC sold all of its textile and apparel businesses (LPF International Corp. and Richtime Far East, Ltd.) to an unrelated third party for $2.5 million in cash in order to concentrate on Internet-related products and services. In Fiscal 1999, the Company had an operating loss of $53,017 from discontinued operations and also recorded a loss of $590,641 on sale of subsidiaries. The Company's 1998 and 1997 financial statements have been restated to reflect the textile and apparel businesses as discontinued operations.

Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, increased by $6.9 million or 189%, to $10.6 million in Fiscal 1999, compared to operating expenses of $3.7 million in Fiscal 1998. The increase is primarily attributable to (1) goodwill amortization expenses of $5.8 million, or 54.7% of the total operating expenses in connection with the acquisition by the Company of controlling interests in TurboNet, Arescom, USSF and PMB and (2) operating expenses of TurboNet and Arescom, which were acquired in Fiscal 1999.

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


COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

Revenues. Total revenues for Fiscal 1998 increased $8.0 million compared to revenues of zero for the fiscal year ended June 30, 1997 ("Fiscal 1997") as restated to reflect the textile and apparel businesses as discontinued operations. Revenues for Fiscal 1998 were attributable primarily to commencement of operations of REC in April 1997.

In Fiscal 1998, REC's revenues amounted to $6.2 million (approximately 77.5% of the Company's total revenues). Royalty revenue (attributable to a non-recurring lump-sum royalty payment) amounted to $1.8 million (approximately 22.5% of the Company's total revenues).

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

The Company's principal funding source has been and is expected to continue to be private sales of stock of LPFC and certain subsidiaries. In Fiscal 1999, cash flow from financing activities totaled $2.4 million, net of deposits of $44.7 million which had been received as of June 30, 1999 in connection with a proposed sale of stock but were subsequently refunded.

The Company believes that its existing cash and cash equivalents together with funds generated from pending sales of stock of certain subsidiaries and from operations will be sufficient to meet its working capital requirements for the next 12 months. However, the Company's continuing operating and investing activities may require the Company to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

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

As of December 31, 1999, the Company had completed its Year 2000 compliance program. In connection with this program, the Company incurred internal costs consisting of employee time and external costs consisting of outside consultant fees, none of which were material in amount.

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


Item 8.   Financial Statements


The information required by this Item 8 is included separately in this report.


Item 9. Changes in and Disagreements with Accounting and Financial Disclosure


None.


                                       Part III


Item 10.   Directors and Executive Officers of the Registrant

LPFC's directors and executive officers and their respective ages and positions as of June 30, 1999 and as of March 22, 2000 are as follows:

       Name               Age       Date Appointed               Position
--------------------   --------   -------------------   ---------------------
 James Yao...........     47         Jan. 1997            Chairman
 Jeremy Wang ........     45         March 1999           President & Director
 David Li ...........     35         July 1999            Chief Financial Officer
 David Leung.........     55         Jan. 1997            Vice President & Director
 James Liu...........     46         Jan. 1997            Vice President & Director
 Thomas V. White.....     47         March 1999           Vice President
 Stefan H. Benger....     33         March 1999           Vice President
 Harold Tuan.........     46         March 1999           Vice President
 Max Lu..............     46         March 1999           Vice President
 De-Liang Wang.......     43         March 1999           Vice President
 Richard Ho..........     45         March 1999           Vice President
 C. Jeffrey Gull.....     36         March 1999           Vice President
 Simon Gu............     45         Sept.  1997          Director
 Johnson Chang.......     46         March 1999           Director
 Gary Huang..........     45         Jan. 1997            Secretary & Director
 Huaya Lu Tung* .....     46         March 1999           Treasurer

* Ms. Tung served as an officer during Fiscal 1999 and resigned from her position on February 7, 2000.


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

All directors hold office for their elected term or until their successors are duly elected and qualified. Should a director be disqualified or unable to serve as a director, the vacancy so arising may be filled by the Board of Directors for the unexpired portion of his term. All officers serve at the discretion of the Board of Directors. None of the members of the Board of Directors or executive officers of LPFC are related to one another.

Meetings and Committees

In Fiscal 1999, the Board of Directors held nine meetings. The Board has an Audit Committee and a Compensation Committee.

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

The Compensation Committee, consisting of Jeremy Wang, Simon Gu and Johnson Chang, reviews and reports to the Board of Directors with respect to compensation of directors and executive officers of LPFC. The Compensation Committee held two meetings in Fiscal 1999.

Involvement in Certain Legal Proceedings

None of the directors or executive officers has been involved in any material legal proceedings that have material impact on the Company and that occurred within the last five years of any type described in Item 401(f) of Regulation S-K.

Directors' Compensation

Directors are not paid a fee for attending Board of Directors or committee meetings, but are reimbursed for their travel expenses to and from the meetings.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires LPFC's directors, its executive officers and persons who own more than ten percent of LPFC's Common Stock to file reports regarding their share ownership and any subsequent changes in that ownership with the Securities and Exchange Commission and with LPFC. As of March 22, 2000, none of such individuals and ten percent holders had filed the required reports and LPFC was attempting to assist such individuals promptly.


Item 11.      Executive Compensation

The following Summary Compensation Table sets forth information concerning the total compensation of LPFC's executive officers for services rendered in all capacities to the Company for the last three fiscal years ended June 30, 1999.

                                      SUMMARY COMPENSATION TABLE

                                     Annual Compensation                          Long Term Compensation
                       ----------------------------------------------- ----------------------------------------------------

                                                                      Restricted    Securities
Name and Principal                                       Other Annual    Stock       Underlying      LTIP      All Other
     Position            Year   Salary ($)   Bonus ($)   Compensation    Award      Options/SAR(1)  Payouts   Compensation
---------------------  ------- ------------ ----------- -------------- ----------  --------------- ---------  -------------
James Yao..........      1999     68,000         ---           ---         ---            ---          ---        ---
Chairman                 1998     68,000         ---           ---         ---            ---          ---        ---
                         1997     18,000         ---           ---         ---        180,000          ---        ---

Jeremy Wang (2)....      1999    120,000         ---           ---         ---            ---          ---        ---
President                1998        N/A         ---           ---         ---            ---          ---        ---
                         1997        N/A         ---           ---         ---        180,000          ---        ---

C. Jeffrey Gull(2).      1999     80,000         ---           ---         ---            ---          ---        ---
Vice President

De-liang Wang (2)..      1999     80,000         ---           ---         ---            ---          ---        ---
Vice President

David Li (2).......      1999     80,000         ---           ---         ---            ---          ---        ---
-----------------------------------------------------------------------------------------------

(1) Each of the outstanding options is currently exercisable at $6.00 per share and expires on May 15 or May 30, 2002.

(2) Messrs. Jeremy Wang, C. Jeffrey Gull and De-liang Wang were appointed in March 1999. David Li was appointed in July 1999. The salaries indicated are their initial annual base salaries.


Option Exercises in Fiscal 1999

None.


Reportable Transactions. There were no reportable transactions between the Company and Lotus International Holdings Corp., Yao Investment Corp., Rightiming Electronics Corp., and Evolving Investments Ltd. during Fiscal 1999.


Item 12.   Security Ownership of Certain Beneficial Owners & Management

The following table sets forth certain information known by the Company regarding the beneficial ownership of LPFC's Common Stock as of March 22, 2000 by (i) those persons or groups known by the Company to beneficially own more than 5% of LPFC's outstanding Common Stock, (ii) each of LPFC's officers and directors, and (iii) directors and officers of LPFC as a group.

(A)   Name and Address of               Number of Shares
      Beneficial Owner                Beneficially Owned (1)(12)   Percentage of Class (1)
---------------------------------   -----------------------------  ----------------------
TCL Industries Holdings (HK) Ltd. (2)       9,606,671                    13.1%
13/F, TCL Tower
8 Tai Chung Road
Tsuen Wan, Hong Kong


Evolving Investments Limited                8,000,000                    10.9%
25 G Block 10 Locwood Ct
Kingswood Villas Yuen Lon
NT Hong Kong


Yao Investment Corp (5)                     8,000,000                    10.9%
200 Centennial Avenue
 Piscataway, NJ 08854


Lotus International Holdings Corp. (3)(4)   7,679,999                    10.5%
200 Centennial Avenue, Suite 201
Piscataway, NJ 08854


Rightiming Electronics Corp.                6,000,000                     8.2%
P.O. Box 186
Piscataway, NJ 08855


(i) Directors and Officers


James Yao (3)(4)(5)(6)                     15,859,999                    21.6%
Jeremy Wang (7)                               180,000                       *
David Li                                            0                       0
Huaya Lu Tung**                               877,500                     1.2%
David Leung (4)(8)                            500,000                       *
James Liu (3)(4)(9)                         7,859,999                    10.7%
Gary Huang                                          0                        0
Johnson Chang                                       0                        0
Thomas V. White                                     0                        0
Stefan H. Benger                              500,000                        *
Harold Tuan                                   862,156                      1.2%
Max Lu                                        238,620                        *
De-Liang Wang (10)                             50,000                        *
Richard Ho                                     10,000                        *
C. Jeffrey Gull                                 4,800                        *

All directors and executive officers
as a group (consisting of 14 persons)
**(3)(5)(6)(7)(8)(9)(10)                   18,380,575                     25.0%
-------------------------------------------------------------------------------------

* Less than one (1) percent

** Ms. Tung resigned as treasurer on February 7, 2000; her shares are excluded from shares held by directors and executive officers as a group. The shares attributed to Ms. Tung are shares owned by subsidiaries of Travelway International Ltd. of which she is the controlling shareholder, and were acquired in transactions with LPFC which took place at the time of her resignation.

(1) Shares beneficially owned and percentage of ownership are based upon 64,344,474 shares of Common Stock issued and outstanding as of March 22, 2000, 1,090,000 shares that may be acquired by exercise of stock options within 60 days of that date, and warrants to purchase 8,000,000 shares of Common Stock that are exercisable as of that date.

(2) TCL Industries Holdings (HK) Ltd. is an affiliate of TCL Holdings Group.

(3) Mr. James Yao, Chairman of LPFC's Board of Directors, Mr. David Leung, Vice President and director of LPFC, and Mr. James Liu, Vice President and director of LPFC, are directors of Lotus International Holdings Corp.
Mr. Yao and Mr. Liu are the majority stockholders of Lotus International Holdings Corp. and have shared voting power and shared dispositive power with respect to 7,679,999 shares. Mr. Leung has no voting power and no dispositive power with respect to such shares.

(4) Lotus International Holdings Corp. also owns all 4,300 outstanding shares of LPFC's Series A Preferred Stock.

(5) Mr. James Yao is the sole stockholder of Yao Investment Corp. and has sole voting power and dispositive power with respect to such shares of Common Stock owned by Yao Investment Corp.

(6) Includes 180,000 shares subject to stock options that are currently exercisable; 7,679,999 shares of Common Stock beneficially owned by Lotus International Holdings Corp. and 8,000,000 shares of Common Stock beneficially owned by Yao Investment Corp.

(7) Includes 180,000 shares subject to stock options that are currently exercisable.

(8) Includes 500,000 shares subject to stock options that are currently exercisable.

(9) Includes 180,000 shares subject to stock options that are currently exercisable; and 7,679,999 shares of Common Stock beneficially owned by Lotus International Holdings Corp.

(10) Includes 50,000 shares subject to stock options that are currently exercisable.

(11) Evolving Investments Limited owns currently exercisable warrants to purchase 8,000,000 shares of Common Stock. Mr. Sunman Lee owns Evolving Investments Limited and has sole dispositive power with respect to such warrants.

(12)  "Beneficial ownership" has been determined in accordance with Rule
13d-3 under the Securities Exchange Act of 1934. The majority of these shares are restricted securities within the meaning of Rule 144 under the Securities Act of 1933.

Robert Wang and John Wang are the principal stockholders of Rightiming Electronics Corp. and are not related to Jeremy Wang or De-liang Wang. Jeremy Wang and De-liang Wang are not related to each other.

Options

The following table sets forth the certain information known to the Company with respect to beneficial ownership of options to purchase LPFC's Common Stock held by its directors and executive officers as of March 22, 2000. Options to purchase a total of 1,090,000 shares of Common Stock were exercisable as of that date.

  BENEFICIAL OWNER               NO. OF SHARES
----------------------       ---------------------
  James Yao                         180,000
  Jeremy Wang                       180,000
  David Leung                       500,000
  James Liu                         180,000
  David Li                          300,000*
  Cheng Wang (former director)       50,000

 All directors and
executive officers as a group:    1,390,000
-------------------------------
*These options were granted on August 14, 1999, become vested as to 100,000 shares annually, and expire five years from grant date.

Warrants

In May 1997, LPFC sold to Evolving Investments Limited warrants to purchase 8,000,000 shares of Common Stock at $3.00 per share expiring May 5, 2002.

LPFC is not aware of any arrangements (including any pledge of an interest in LPFC) the operation of which may result in a change in control of LPFC at a future date.


Item 13.     Certain Relationship and Related Transactions

During Fiscal 1999, the Company did not participate in any related party transactions of the kind described in Item 404 of Regulation S-K.


Item 14.     Exhibits and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

 (1) The following consolidated financial statements of the Company and the report of the independent auditors thereon are included in this report commencing on page 33:

     Independent Auditor's Report

     Consolidated Balance Sheets at June 30, 1999 and 1998

     Consolidated Statements of Operations for the Fiscal Years ended June 30, 1999, 1998 and 1997

     Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 30, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

(2)  Exhibits

  3.1 Certificate of Amendment of Certificate of Incorporation of the registrant dated as May 25, 1999 (Exhibit 3.1 to Amendment No. 3 to Registration Statement on Form 10, filed June 17, 1999)*

  3.2    Certificate of Incorporation of the registrant, as amended (Exhibit
         3.1 to Registration Statement on Form 10, filed October 27, 1998)*

  3.3 Bylaws of the registrant, as amended (Exhibit 3.2 to Registration Statement on Form 10, filed October 27, 1998)*

  10.1 Stock Subscription Agreement, dated as of March 18, 1997, between Evernew International Limited and the registrant (Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form 10, filed January 7,
         1999)*

  10.2 Stock Subscription Agreement, dated as of May 5, 1997, between Evolving Investments Ltd. and the registrant (Exhibit 10.2 to Amendment No. 1 to Registration Statement on Form 10, filed January 7,
         1999)*

  10.3 Warrant Purchase Agreement, dated as of May 5, 1997, between Evolving Investments Ltd. and the registrant (Exhibit 10.3 to Amendment No. 1 to Registration Statement on Form 10, filed January 7, 1999)*

  10.4 Stock Exchange Agreement, dated as of September 18, 1997, between Rightiming Electronics Corp. and the registrant (Exhibit 10.4 to Amendment No. 1 to Registration Statement on Form 10, filed January 7, 1999)*

  10.5 Stock Subscription Agreement, dated as of December 31, 1997, between Clarinet Overseas Limited and the registrant (Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form 10, filed
         January 7, 1999)*

  10.6 Stock Purchase Agreement, dated as of September 30, 1998, between Clarinet Overseas Limited and the registrant (Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form 10, filed January 7, 1999)*

 10.7 Commission Agreement, dated as of June 8, 1997, between Clarinet Overseas Limited and the registrant (Exhibit 10.7 to Amendment
         No. 1 to Registration Statement on Form 10, filed January 7, 1999)*

 10.8 Commission Agreement, dated as of June 1, 1998, between Clarinet Overseas Limited and the registrant (Exhibit 10.8 filed with Amendment No. 1 to Registration Statement on Form 10, filed January 7, 1999)*

 21      Subsidiaries of Registrant

 27      Financial Data Schedule
  ------------------------------------------------
* This document has been previously filed with the Securities and Exchange Commission as an exhibit to the registrant's Registration Statement on Form 10 on the date indicated and is incorporated herein by reference.

 (b)  Reports on Form 8-K

    (1) The registrant filed a report on Form 8-K/A, dated April 6, 1999, amending its previously filed report on Form 8-K, dated October 14, 1998, with respect to the disposition of LPF International Corp.

    (2) The registrant filed a report on Form 8-K, dated April 6, 1999, reporting the acquisitions of 81% of each of TurboNet Communications and Arescom Inc. for a total of 15,250,667 shares of its Common Stock.

    (3) The registrant filed a report on Form 8-K, dated April 23, 1999, reporting the election of certain officers and directors.






                           Signatures


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 3, 2000                  Lotus Pacific, Inc.

                                     By:  /s/  James Yao
                                     ------------------------------------
                                     James Yao, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

 /s/   Jeremy Wang
 ----------------------------------             Date:    March 31, 2000
 Jeremy Wang, President & Director

  /s/  David Li
 ----------------------------------             Date:    March 31, 2000
 David Li,  Chief Financial Officer

 /s/   David Leung
 ----------------------------------             Date:    March 31, 2000
 David Leung, Vice President & Director

/s/   James Liu
-----------------------------------             Date:    March 31, 2000
James Liu, Vice President & Director

 /s/ Johnson Chang
----------------------------------              Date:    March 31, 2000
Johnson Chang, Director

 /s/ Simon Gu
-----------------------------------             Date:   March 31, 2000
Simon Gu, Director

/s/ Gary Huang
-----------------------------------             Date:    March 31, 2000
Gary Huang, Director








EXHIBIT 21

                             SUBSIDIARIES OF REGISTRANT


      Subsidiary Name                 Jurisdiction of Incorporation
----------------------------         --------------------------------

 Regent Electronics Corporation               Delaware

 TurboNet Communications                      California

 Arescom Inc.                                 California

 Lotus World,  Inc.                           Delaware







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


Schiffman Hughes Brown
Blue Bell, Pennsylvania
September 22, 1999, except for Note 16, which is dated as of February 28, 2000








                   LOTUS PACIFIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          JUNE 30, 1999 AND 1998


                                ASSETS
                                                1999            1998
                                            -------------   --------------
                                            As Restated
                                            See Note 16

Current Assets:
 Cash..............................         $ 30,779,486      $ 3,262,929
 Accounts receivable...............           27,655,975        7,157,831
 Inventory.........................            4,972,965              ---
 Other.............................              574,985          760,295
                                           -------------    -------------
  Total current assets.............           63,983,411       11,181,055

Property and equipment:
 Furniture and office equipment....            1,534,033           93,666
 Equipment.........................            1,540,221        1,541,231
 Leasehold improvements............               29,836           75,612
                                           -------------    --------------
                                               3,104,090        1,710,509
 Less: accumulated depreciation....            1,235,567          349,460
                                           -------------    --------------
                                               1,868,523        1,361,049
Other assets:
 Cash surrender value of life insurance           17,436              ---
 Intangible asset, net of accumulated
  amortization of $713,355 and $370,477
  in 1999  and 1998, respectively..            5,098,604        5,439,523
 Goodwill, net of accumulated
  amortization of $6,570,838 in 1999
  and $1,067,544 in 1998...........          128,157,062       27,400,414
 Deposits..........................              180,454           72,792
 Investment in unconsolidated subsidiary       8,457,314              ---
                                          --------------    --------------
                                            $207,762,804      $ 45,454,833
                                           =============    ===============


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and
  accrued expenses.................          $ 8,950,281       $ 2,968,434
 Loans payable.....................              195,565               ---
 Investment deposits...............           44,695,000               ---
 Income taxes payable..............                  ---            42,110
                                           -------------      -------------
   Total current liabilities.......           53,840,846         3,010,544

Minority interest in subsidiaries..            8,512,221         6,569,544

Commitments

Stockholders' equity:
 Common stock......................               63,466            47,387
 Preferred stock, Series A.........                    4                 4
 Common stock warrants (Note 8)....               80,000            80,000
 Additional paid-in capital........          155,384,298        38,708,698
 Accumulated deficit...............         (10,118,031)       (2,961,344)
                                           --------------     -------------
                                             145,409,737        35,874,745
                                            $207,762,804       $45,454,833
                                           ==============     =============



                       LOTUS PACIFIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                  1999            1998           1997
                                             ---------------  -------------  -------------
                                               As Restated
                                               See Note 16

Sales ..................................      $ 42,382,795      $ 6,154,935    $      0
Cost of sales...........................        37,711,338        3,408,377           0
                                              ------------      ------------   ----------
Gross profit............................         4,671,457        2,746,558           0

Royalty income..........................           124,125        1,800,000         ---

Operating expenses:
 Selling, general and
    administrative expenses.............        10,643,335        3,677,934      223,911
 Research and development...............         2,215,455        4,371,990      103,870
                                              ------------      ------------   -----------
                                                12,858,790        8,049,924      327,781

Operating loss..........................       (8,063,208)      (3,503,366)    (327,781)

Other income (expense):
 Interest income........................            58,932           36,302       13,880
 Interest expense.......................               ---         (46,259)          ---
 Gain on sale of investment.............               ---              ---      398,805
 Other income...........................             8,750              ---          ---
 Foreign exchange gain (loss)...........           (1,487)               99          144
 Equity in income of
  unconsolidated subsidiaries...........         1,075,384              ---          ---
                                               ------------      -----------    ---------
                                                 1,141,579          (9,858)      412,829

Net income (loss) before income taxes,
 minority interest in income of consolidated
 subsidiary and discontinued operations..      (6,921,629)      (3,513,224)       85,048

Income tax expense (benefit)............               ---         (80,714)      123,842

Minority interest in loss of
 consolidated subsidiaries..............           408,600          217,729       82,185
(Loss) income from discontinued operations        (53,017)          565,916      177,742
Loss on sale of subsidiaries............         (590,641)              ---          ---

Net income (loss).......................      $(7,156,687)     $(2,648,865)   $  221,133
                                             ==============   =============   ===========

Earnings (loss) per share:

  Basic.................................           $ (.15)          $ (.06)       $  .01
                                                   =======          =======       ======
  Diluted...............................           $ (.15)          $ (.06)       $  .00
                                                   =======          =======       ======

Weighted average shares.................        49,032,615       44,421,334   29,238,081




                          LOTUS PACIFIC, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                     Common          Preferred     Common                   Additional
                     Shares           Shares       Stock                     Paid-in
                   Outstanding      Outstanding   Warrants      Amount       Capital       Deficit         Total
                 ---------------   ------------  ----------  ------------  ------------  -----------  -------------
Balance
June 30, 1996...    26,937,054         4,300          ---     $ 26,941      $ 892,148     $ (533,612)   $  385,477

Issuance of
 common stock...    13,800,000           ---          ---       13,800      5,296,200             ---    5,310,000

Net income for
 the year ended
 June 30, 1997.   -------------   -------------  ----------   -----------   ----------       221,133       221,133

Balance
June 30, 1997..     40,737,054         4,300          ---       40,741      6,188,348      (312,479)     5,916,610

Issuance of
 common stock..        536,000           ---          ---          536      2,071,464            ---     2,072,000

Issuance of common
 stock for services    113,750           ---          ---          114        454,886            ---       455,000

Issuance of
 common stock
 for purchase
 of subsidiary....   6,000,000           ---          ---         6,000    29,994,000            ---    30,000,000

Issuance of common
 stock warrants...         ---           ---    8,000,000        80,000           ---            ---        80,000

Net loss for the
 year ended
June 30, 1998..... ------------   -----------   -----------    ----------  ------------   (2,648,865)   (2,648,865)

Balance
June 30, 1998...    47,386,804          4,300   8,000,000        127,391     38,708,698   (2,961,344)    35,874,745

Issuance of
 common stock....      384,500            ---         ---            384      2,164,366          ---      2,164,750

Issuance of  common
 stock for services     22,500            ---         ---             23        134,977          ---        135,000

Issuance of
 common stock
 for purchase of
 subsidiaries....   16,550,670            ---         ---         16,550    120,564,699          ---    120,581,249

Less treasury stock  (878,000)            ---         ---          (878)    (6,188,442)          ---    (6,189,320)

Net loss for the year
 ended June 30,
 1999, as restated,

                    63,466,474           4,300    8,000,000     $143,470   $155,384,298   $(10,118,031)  $145,409,737






                            LOTUS PACIFIC, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                                     1999           1998             1997
                                              ---------------   ------------   -------------
                                                As Restated
                                                See Note 16
Cash flows from operating activities:
 Net income (loss).........................       $ (7,156,687)     (2,648,865)     $  221,133
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Equity in income of unconsolidated subsidiaries  (1,075,384)             ---            ---
  Depreciation and amortization............           6,243,655       1,731,903         55,734
  Common stock issued for services.........             135,000         455,000            ---
  (Gain) loss on sale of investment........             590,641             ---      (398,805)
 Changes in assets and liabilities:
  Increase in accounts receivable..........        (20,498,144)     (6,465,616)      (692,215)
  Increase in inventory....................         (4,972,965)             ---            ---
  (Increase) decrease in other current assets           185,310       (757,941)        (2,354)
  Increase in deposit......................           (107,662)        (71,092)        (1,700)
  Increase in cash surrender value.........            (17,436)             ---            ---
  Increase (decrease) in accounts payable
   and accrued expenses....................           5,981,847       2,922,185         46,249
  Increase (decrease) in income taxes payable          (42,110)        (81,282)        123,392
  Increase in minority interest in subsidiary         1,942,677       5,783,771      2,317,815
                                                    ------------    -------------   -----------
Net cash provided by (used in)
  operating activities.....................        (18,791,258)         868,063      1,669,249

Cash flows from investing activities:
 Purchase of property and equipment........           (507,500)       (114,346)    (1,596,319)
 Purchase of intangible asset..............                 ---             ---    (5,810,000)
 Purchase of  affiliates...................         (2,740,000)             ---            ---
 Proceeds from sale of investment..........           2,500,000             ---        571,200
                                                   -------------    ------------   ------------
Net cash used in investing activities......           (747,500)        (114,346)   (6,835,119)

Cash flows from financing activities:
 Issuance of common stock..................           2,164,750        2,072,000     5,310,000
 Issuance of common stock warrants.........                 ---           80,000           ---
 Increase in investment deposits...........          44,695,000              ---           ---
 Increase in loans payable.................             195,565              ---           ---
                                                   -------------    ------------- --------------
Net cash provided by financing activities..          47,055,315        2,152,000     5,310,000

Net increase in cash.......................          27,516,557        2,905,717       144,130
Cash, beginning............................           3,262,929          357,212       213,082

Cash, ending...............................        $ 30,779,486      $ 3,262,929    $  357,212
                                                  =============    =============   ============

Supplemental disclosure of cash flow information:
 Cash paid for interest....................           $ 59,845
 Cash paid for taxes.......................           $  1,400           $  500       $   150

Supplemental disclosure of non-cash financing activities:

Issuance of common stock for services.....          $ 135,000        $  455,000
 Issuance of common stock for purchase
   of subsidiaries........................      $ 120,581,249       $30,000,000
 Acquisition of treasury stock............      $   6,047,125





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

Principles of consolidation:
The accompanying financial statements include the accounts of Lotus Pacific, Inc.; its 87.3% owned subsidiary, Regent Electronics Corp.; its 81% owned subsidiary, TurboNet Communications; and its 81% owned subsidiary, Arescom Inc. The non-owned portion of Regent Electronics Corp., TurboNet Communications and Arescom Inc. appears as minority interest in subsidiaries on the balance sheet. All intercompany transactions have been eliminated in consolidation.

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

Revenue and income recognition:
Revenue from product sales is recognized 15 business days after shipment, allowing for expiration of the period during which the Company generally permits product returns. When significant obligations remain after products are delivered, revenue is only recognized after such obligations are fulfilled.

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


                                   1999             1998             1997
                              -------------    --------------  -------------

 Net income (loss).....        $(7,156,687)     $(2,648,865)    $  221,133

 Shares used to compute net
 income per common share         49,032,615       44,421,334    29,238,081

 Shares used to compute net
  income per common share
  --diluted ..........           57,032,615       50,374,256    39,328,081

 Net income per common share
  -basic.............                $(.15)          $(.06)          $.01

 Net income per common share
 -diluted............                $(.15)          $(.06)          $.00


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

Note 4 Acquisitions:

Fiscal 1999:

During fiscal 1999, the Company acquired controlling interests in four companies. The aggregate consideration for all transactions was approximately $2,740,000 in cash and 16,550,670 shares of common stock, valued in each case at the market price of the common stock at the time of the acquisition. The acquisitions are as follows:

TurboNet Communications:

On March 31, 1999 the Company acquired 81% of TurboNet Communications outstanding common stock in exchange for 11,091,396 shares of the Company's common stock valued at $7.21 per share. The Company's stock is restricted and cannot be sold until TurboNet achieves sales of $30 million and net income before income taxes of $6 million. TurboNet manufactures and sells cable modems. During the three months ended June 30, 1999 all of TurboNet's sales were to one customer, and its finished goods were supplied by two manufacturers. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $78,190,640.

Arescom, Inc.:

On March 31, 1999 the Company acquired 81% of Arescom, Inc.'s outstanding common stock in exchange for 4,159,274 shares of the Company's common stock valued at $7.21 per share. The Company's stock is restricted and cannot be sold until Arescom achieves sales of $15 million and net income before income taxes of $3 million. Arescom manufactures and sells routers. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $28,069,302.

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

USS Online:

On June 28, 1999 the Company formed USS Online and transferred to it all of the outstanding stock of PMB and USSF.


Fiscal 1998:

Regent Electronics Corp.:

In April and May, 1997, the Company acquired 70% of the common stock of Regent Electronics Corp. for $5,388,000. In September, 1997, the Company purchased an additional 17% of the common stock of Regent Electronics Corp.
in exchange for 6,000,000 shares of the Company's common stock valued at the market price of the Company's common stock at the time of the exchange . Regent Electronics Corp. was incorporated to manufacture electronic Internet access software equipment to be marketed and sold in the Far East. The accounts of Regent Electronics Corp. are consolidated with the parent's (Lotus Pacific, Inc.) accounts.

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

                                                    1999          1998           1997
                                              ---------------  ------------  ------------
 Sales............................             $44,208,167     $ 7,503,873   $ 1,464,915
 Cost of sales....................              39,971,665       3,633,768     1,172,596
                                              ------------     -----------   ------------
 Gross profit.....................               4,236,502       3,870,105       292,319

 Royalty income (Note 12).........                 124,125       1,800,000           ---

 Operating expenses:
  Selling, general & administrative
   expenses........................             24,573,118      19,616,285    12,820,200
  Research and development.........              2,204,255       6,541,012       107,939
                                               -----------     -----------   ------------
                                                26,777,373      26,157,297    12,928,139

 Operating loss....................           (22,416,746)    (20,487,192)  (12,635,820)

 Other income (expense):
  Interest income..................                 93,386         153,045       123,931
  Interest expense.................                    ---         (2,910)       (4,708)
  Gain on sale of investment.......                    ---             ---       398,805
  Other income.....................                 64,310          81,887        21,599
  Foreign exchange loss............                  (366)         (1,022)       (1,507)
                                               -----------     -----------   ------------
                                                   157,330         231,000       538,120

 Net loss before income taxes,
  minority interest in income of
  consolidated subsidiary and
  discontinued operations..........            (22,259,416)   (20,256,192)  (12,097,700)

 Income tax expense (benefit) (Note 6)                  ---      (122,024)       125,441

 Minority interest in loss of
  consolidated subsidiaries........               1,656,460      1,372,105       378,275

 Net loss..........................           $(20,602,956)  $(18,762,063) $(11,844,866)
                                             ============== ============== ==============

 Loss per share:
  Basic ...........................                $  (.42)        $ (.42)      $  (.41)



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

Fiscal Year 1997:

Shanghai Union Auto Bicycle Co., Ltd.:

On September 25, 1995 the Company exchanged 560,000 shares of its common stock for a 70% equity interest in Shanghai Union (Shanghai Union) Auto Bicycle Co., Ltd. in Shanghai Peoples Republic in China. At September 25, 1995 Shanghai Union had stockholders' equity of $204,721, 70% thereof was $143,305.

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

Note 6 Income Taxes:

The Company and its subsidiaries do not file a consolidated federal income tax return. Income taxes for the year ended June 30, consisted of the following:


                                 1999            1998            1997
                            ------------    -------------   ------------
 Current:
    Federal........          $       0        $  (61,917)       $  92,120
    State..........                  0           (18,797)          31,722
                            ------------     ------------   -------------
                             $       0        $  (80,714)        $123,842


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

Preferred stock, Series A - $.001 par value, 100,000 shares authorized, 4,300 shares issued and outstanding in 1999, 1998 and 1997, respectively.

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

Note 10  Stock Options:

In May, 1997, the Company granted options to purchase 1,090,000 shares of its common stock to certain of its officers, key employees and/or consultants. The options are immediately exercisable at a price of $6.00 per share and expire five years from grant date. The exercise price in each case is equal to the fair market value of the Company's common stock at the time of grant. As of June 30, 1999, 1998 and 1997, no options have been exercised.

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

                                   1999                 1998
                             ----------------     ------------------
 Net loss:
  As reported............       $(7,156,687)         $(2,648,865)
  Pro forma..............       $(7,156,687)         $(2,648,865)

 Net loss per common share:
  As reported............            $(0.15)             $(0.06)
  Pro forma..............            $(0.15)             $(0.06)

Significant assumptions used to calculate the above fair value of the awards are as follows:

 Risk free interest rates of return......      6.00%
 Expected option life....................      60 months
 Expected dividends......................      $-0-


Note 11 Commitments

The Company and its subsidiaries lease office space and equipment under noncancelable lease agreements expiring at various dates through June 30, 2002 which provide, among other things, for minimum annual rentals, exclusive of additional rentals which may be required for increases in certain operating expenses and taxes. The minimum annual commitments, including estimated additional rentals based on actual amounts paid during 1999, are as follows:

          Years Ending June 30,              Amount
         ------------------------      -------------------

               2000                         $387,702
               2001                          399,027
               2002                          264,820
               2003                           69,925

 Rent expense for the period to June 30, 1999 was $483,017.

Note 12 Subsidiaries' Financial Information:

In 1999, the Company has two subsidiaries each of which accounted for more than twenty percent of revenue and/or assets, Regent Electronics Corp. and TurboNet Communications. In 1998 and 1997, Regent Electronics Corp. accounted for more than twenty percent of revenue and assets.

Condensed financial information for Regent Electronics Corp. at June 30, 1999, 1998 and 1997:

                                 BALANCE SHEETS


                                     ASSETS


                                        1999         1998          1997
                                   ------------  ------------  -------------

 Current assets.............        $28,835,371  $  7,232,436     $  205,035
 Property and equipment.....            962,011     1,281,029      1,564,334
 Other assets...............          5,121,765     5,461,930      5,783,220
                                   ------------  -------------   ------------
                                    $34,919,147   $13,975,395     $7,552,589
                                   ============  =============   ============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT


 Current liabilities........        $23,167,208   $ 2,134,683     $   38,539

 Stockholders' deficit:
  Common stock..............             26,000        26,000         26,000
  Preferred stock...........              1,500         1,500            ---
  Stock warrants............              1,500         1,500            ---
  Additional paid-in capital         13,760,500    13,760,500      7,762,000
  Accumulated deficit.......        (2,037,561)   (1,948,788)      (273,950)
                                   ------------  ------------    ------------
                                     11,751,939    11,840,712      7,514,050

                                    $34,919,147   $13,975,395     $7,552,589
                                   ============  =============   ============




                         STATEMENTS OF OPERATIONS

 Sales......................       $32,485,165   $ 6,155,000            ---
 Cost of sales..............      (29,171,209)   (3,408,500)            ---
 Interest income............            27,850        30,535        $ 2,563
 Royalty income.............           124,125     1,800,000            ---
 Operating costs and expenses      (3,554,704)   (6,251,873)      (276,513)
                                  ------------- -------------  -------------

 Net loss...................      $   (88,773)  $(1,674,838)    $ (273,950)
                                 =============  =============  =============



                           STATEMENTS OF CASH FLOWS

 Cash flows provided
   by operating activities...     $ 3,911,697   $(3,914,716)    $ (235,411)

 Cash flows used
   in investing activities..          (5,660)       (38,083)    (7,347,554)

Cash flows from
  financing activities......              ---      6,436,500      7,788,000
                                 -------------  -------------  -------------
Net increase in cash.........     $ 3,906,037    $ 2,483,701    $   205,035





Condensed financial information for TurboNet Communications at June 30, 1999:


                          BALANCE SHEET


                            ASSETS


 Current assets........................        $   5,644,228
 Property and equipment................              411,925
                                               -------------
                                               $   6,056,153
                                               =============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities....................       $   3,057,380

 Stockholders' deficit:
  Common stock..........................               4,167
  Preferred stock.......................           8,450,000
  Accumulated deficit...................         (5,455,394)
                                               --------------
                                                   2,998,773

                                               $   6,056,153
                                               ==============



                   STATEMENT OF OPERATIONS

 Sales...................................        $ 3,745,688
 Cost of sales...........................        (2,910,723)
 Interest income.........................             16,035
 Other loss..............................            (1,487)
 Operating costs and expenses............        (1,558,497)
                                               -------------
 Net loss................................       $  (708,984)
                                               ==============



                  STATEMENT OF CASH FLOWS

 Cash flows provided
   by operating activities ...............       $  400,364

 Cash flows used
   in investing activities................        (190,673)

 Cash flows from
   financing activities...................        1,470,000
                                               -------------
 Net increase in cash.....................       $1,679,691
                                               =============


Note 13 Segment and Related Information:

In 1999, the Company and its subsidiaries have been aggregated into one reportable segment: computer and Internet products. In 1998, the reportable segments were computer and Internet related products and textiles. The textile segment was sold in 1999 and reported as discontinued operations. In 1997, the Company did not have sales.

The following table presents revenues by country based upon location of the sale:

                             1999        1998            1997
                        ------------   -----------   ------------

 China............      $ 34,569,315    $2,314,935       $    0
 United States....      $  7,813,480    $3,840,000       $    0


Note 14 Minority Interest in Subsidiaries:

Two of the Company's subsidiaries have convertible preferred stock outstanding. The convertible preferred stock is convertible on a one-to-one basis into the subsidiaries' common stock which can be converted on a one-to-one basis into the Company's common stock at the option of the holder at any time. The outstanding preferred shares are as follows:


                                               Shares
                              ----------------------------------------
                                       1999                 1998
                              -------------------   ------------------
  Regent Electronics:

     Preferred Shares.........         1,500,000          1,500,000

  TurboNet Communications:

     Preferred Series A.......         2,300,000               ---
     Preferred Series B.......           250,000               ---
     Preferred Series C.......           800,000               ---
                                      -----------        ----------
  Total preferred shares......         4,850,000          1,500,000


Note 15 Investment Deposits:

At June 30, 1999, the Company had received $44,695,000 from investors that were negotiating with the Company to purchase stock of one or more of the Company's subsidiaries. The negotiations were continuing as of the report date.

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


                           ASSETS

                                                 June 30, 1999
                                     -------------------------------------
                                      As Previously          Restated
                                        Reported

Current Assets:
 Cash............................      $ 30,779,486        $ 30,779,486
 Accounts receivable.............        27,655,975          27,655,975
 Inventory.......................         4,972,965           4,972,965
 Other...........................           574,985             574,985
                                      -------------       -------------
  Total current assets...........        63,983,411          63,983,411

Property and equipment:
 Furniture and office equipment..         1,534,033           1,534,033
 Equipment.......................         1,540,221           1,540,221
 Leasehold improvements..........            29,836              29,836
                                      -------------       --------------
                                          3,104,090           3,104,090
Less: accumulated depreciation...         1,235,567           1,235,567
                                      -------------       --------------
                                          1,868,523           1,868,523
Other assets:
 Cash surrender value of life insurance      17,436              17,436
 Intangible asset, net of accumulated
  amortization of $713,355 and
  $370,477 in 1999 and 1998, respectively 5,098,604           5,098,604
 Goodwill, net of accumulated
  amortization of $6,570,838 in 1999
  and $1,067,544 in 1998.........       128,157,062         128,157,062
 Deposits .......................           180,454             180,454
 Investment in unconsolidated
   subsidiaries .................         1,453,928           8,599,509
                                      -------------      --------------
                                        134,907,484         142,053,065

                                       $200,759,418        $207,904,999
                                      =============      ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable and
  accrued expenses................     $  8,950,281         $ 8,950,281
 Loans payable....................          195,565             195,565
 Investment deposits..............       44,695,000          44,695,000
 Income taxes payable.............              ---                 ---
                                     ---------------    ----------------
   Total current liabilities......       53,840,846          53,840,846

Minority interest in subsidiary...        8,512,221           8,512,221

Commitments
Stockholders' equity:
 Common stock.....................           64,544              63,486
 Preferred stock, Series A........                4                   4
 Common stock warrants (Note 8)...           80,000              80,000
 Additional paid-in capital.......      151,270,218         155,526,473
 Accumulated deficit..............     (13,008,415)        (10,118,031)
                                     ---------------     ---------------
                                        138,406,351         145,551,932

                                       $200,759,418        $207,904,999
                                     ===============     ===============





                                                 June 30, 1999
                                     ------------------------------------------
                                         As Previously
                                            Reported               Restated

Sales.............................         $42,382,795           $42,382,795
Cost of sales.....................          37,711,338            37,711,338
                                        --------------         --------------
Gross profit......................           4,671,457             4,671,457

Royalty income....................             124,125               124,125

Operating expenses
 Selling, general and
  administrative expenses.........          12,458,335            10,643,335
 Research and development.........           2,215,455             2,215,455
                                         -------------         --------------
                                            14,673,790            12,858,790

Operating loss....................         (9,878,208)           (8,063,208)

Other income (expense):
 Interest income..................              58,932                58,932
 Other income.....................               8,750                 8,750
 Foreign exchange loss............             (1,487)               (1,487)
                                          ------------         --------------
                                                66,195                66,195

Net loss before income taxes,
 minority interest in income  of consolidated
 subsidiary and discontinued operations..   (9,812,013)          (7,997,013)

Income tax expense (benefit)

Equity in income of unconsolidated subsidiaries     ---           1,075,384

Minority interest in loss of
 consolidated subsidiaries........             408,600              408,600
(Loss) income from discontinued operations    (53,017)             (53,017)
Loss on sale of subsidiaries......           (590,641)            (590,641)
                                        ---------------      --------------
Net loss..........................       $(10,047,071)         $(7,156,687)

Loss per share:

 Basic............................           $   (.20)              $ (.15)
                                             =========              =======
 Diluted..........................           $   (.20)              $ (.15)
                                             =========              =======

Weighted average shares...........          49,498,519           49,032,615
