Form 10-Q
period 2000-03-31
LOTUS PACIFIC INC
filed 2000-05-22
CIK 789945

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                                FORM 10-Q

             (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2000

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

                                (732) 885-0100
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              (1)   Yes   X    No        (2)  Yes   X     No
                        -----    ------           ------     ------
    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 2000:

                         Class               Number of Shares

                      Common Stock               63,611,672
                 Par Value $.001 Per Share





                                LOTUS PACIFIC, INC.


                                        INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

    (1) Condensed Consolidated Balance Sheets as of March 31, 2000 (unauduited) and June 30, 1999

    (2) Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended March 31, 2000 and 1999

    (3) Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended March 31, 2000 and 1999

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


Signatures




                      LOTUS PACIFIC, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                 ASSETS
                                             March 31,          June 30,
                                                2000              1999
                                           -------------     -------------
Current Assets:
 Cash...................................    $41,865,391        $30,779,486
 Accounts receivable....................     39,267,190         27,655,975
 Inventory..............................      7,929,264          4,972,965
 Other current assets...................      2,050,217            574,985
                                            ------------       -----------
  Total current assets..................     91,112,062         63,983,411

Property and equipment:
 Furniture and office equipment.........      1,401,765          1,534,033
 Equipment..............................      2,561,420          1,540,221
 Leasehold improvements.................         91,322             29,836
                                             -----------       ------------
                                               4,054,507         3,104,090
 Less: accumulated depreciation.........       1,361,158         1,235,567
                                             -----------       ------------
                                               2,693,349         1,868,523
Other assets:
 Notes receivable.......................       1,311,748               ---
  Cash surrender value of life insurance          13,218            17,436
  Intangible assets, net of accumulated
  amortization of $969,975 and $713,355
  in 2000  and 1999, respectively.......       4,885,721         5,098,604
 Goodwill, net of accumulated amortization
  of $14,938,034 in 2000 and $6,570,838 in
  1999..................................     101,656,426       128,157,062
 Deposits...............................         444,029           180,454
 Investments (including joint ventures and
  minority interest)....................      10,848,796         8,457,314
 Other assets...........................         603,905               ---
                                             -----------      -------------
                                             119,763,843       141,910,870

                                            $213,569,254      $207,762,804
                                            ============      =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses..    $ 24,445,161      $  8,950,281
 Commission payable.....................      11,270,250               ---
 Loans payable..........................             ---           195,565
 Investment deposits....................         522,930        44,695,000
 Income taxes payable...................      14,700,000               ---
                                            -------------    -------------
  Total current liabilities.............      50,938,341        53,840,846

Minority interest in subsidiaries.......      10,895,171         8,512,221

Commitments

Stockholders' equity:
 Common stock...........................          63,321            63,466
 Preferred stock, Series A..............               4                 4
 Common stock warrants..................          80,000            80,000
 Additional paid-in capital.............     154,515,783       155,384,298
 Accumulated deficit....................     (2,923,366)      (10,118,031)
                                            ------------     -------------
                                             151,735,742       145,409,737

                                            $213,569,254      $207,762,804
                                           =============     ==============










                        LOTUS PACIFIC, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Three Months Ended          Nine Months Ended
                                              March 31,                  March 31,
                                      -------------------------     ----------------------
                                           2000        1999            2000        1999
                                      ------------  -----------     -----------  ----------
Sales...........................       $25,013,831   $10,183,751   $55,679,192   $19,154,569
Cost of sales...................        20,622,930     9,513,521    44,488,265    16,740,554
                                      ------------   -----------   -----------   -----------
Gross profit....................         4,390,901       670,230    11,190,927     2,414,015

Operating expenses
 Selling, general and
   administrative expenses......        10,759,910       365,140    17,773,129       786,751
 Research and development.......         2,574,706       122,009     4,474,662       571,747
 Depreciation and amortization..         3,507,317       167,507    10,813,168     1,756,417
                                      -------------   ----------   -----------   -----------
                                        16,841,933       654,656    33,060,959     3,114,915

Operating income (loss).........      (12,451,032)        15,574  (21,870,032)     (700,900)

Other income (expense):
 Interest income................           153,913        19,664       290,722        33,104
 Equity in income (loss) of
  unconsolidated subsidiaries...           321,307     (721,733)       976,594     (721,733)
 Gain on sale of subsidiaries'
  stock.........................        42,317,838           ---    42,317,838           ---
 Other income...................           109,457           ---       148,241           ---
                                       -----------    -----------  -----------    ----------
                                        42,902,515     (702,069)    43,733,395     (688,629)

Net income (loss) before income taxes,
 minority interest in income (loss) of
 consolidated subsidiaries and
discontinued operations..........       30,451,483     (686,495)    21,863,363   (1,389,529)
Income taxes.....................     (14,700,000)           ---  (14,700,000)           ---
Minority interest in income (loss)
 of consolidated subsidiaries....          (3,987)       835,909        31,302      902,745
                                      -------------   -------------  ------------  ----------
Income (loss) from continuing
   operations....................       15,747,496       149,414     7,194,665     (486,784)

Loss from discontinued operations.             ---      (53,017)           ---      (53,017)
Loss on sale of subsidiaries                   ---     (690,641)           ---     (590,641)
                                      ------------    -----------   -----------   -----------

Net income (loss).................     $15,747,496  $  (594,244)    $ 7,194,665  $(1,130,442)
                                      ============  =============   ===========  ============

Earnings (loss) per share
 Basic............................       $     .25     $   (.01)        $  .11      $   (.03)
 Diluted..........................       $     .21     $   (.01)        $  .10      $   (.03)


Weighted average shares
  Basic...........................       63,579,406   55,659,000      63,503,568   48,034,000
  Diluted.........................       74,465,406   55,659,000      74,389,568   48,034,000






                    LOTUS PACIFIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months Ended     Nine Months Ended
                                                 March 31, 2000        March 31, 1999
                                                -------------------   ------------------
Cash flows from operating activities:
 Net income (loss)..............................     $   7,194,665       $(1,130,442)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Equity in income of unconsolidated subsidiaries       (976,594)            721,733
  Depreciation and amortization.................        10,813,168          1,756,417
  (Gain) loss on sale of subsidiaries' stock....      (42,317,838)            590,641
  Loss from discontinued operations.............               ---             53,017
 Changes in assets and liabilities:
  Increase in accounts receivable...............      (11,611,215)        (3,873,503)
  Increase in inventory.........................       (2,956,299)        (1,331,051)
  (Increase) decrease in other current assets...       (1,475,232)            751,260
  (Increase) decrease in deposit................         (263,575)             49,017
  Increase in cash surrender value..............             4,218                ---
  Increase in other assets......................         (603,905)                ---
  Increase  in accounts payable and accrued expenses    15,494,880          4,476,321
  Increase in commission payable................        11,270,250                ---
  Increase (decrease) in income taxes payable...        14,700,000           (42,110)
  Increase (decrease) in minority interest
   in subsidiary................................           895,419        (1,830,175)
                                                     -------------     ---------------
 Net cash provided by operating activities......           167,942            191,125

Cash flows from investing activities:
 Purchase of property and equipment.............         (888,931)           (10,303)
 Purchase of intangible asset...................          (45,697)                ---
 Purchase of leasehold improvements.............          (61,486)                ---
 Investment in joint ventures...................       (6,271,290)        (2,740,000)
 Proceeds from sale of subsidiary stock.........        63,864,750                ---
 Notes receivable...............................       (1,311,748)                ---
                                                     --------------    --------------
Net cash provided by (used in) investing activities     55,285,598        (2,750,303)

Cash flows from financing activities:
 Issuance of common stock.......................               ---            865,000
 Decrease in investment deposits................      (44,172,070)                ---
 Decrease in loans payable......................         (195,565)                ---
                                                     --------------    --------------
Net cash provided by (used in) financing activities   (44,367,635)            865,000

Net increase (decrease) in cash..................       11,085,905        (1,694,178)
Cash, beginning..................................       30,779,486          3,262,929
                                                     --------------     -------------
Cash, ending.....................................     $ 41,865,391         $1,568,751


Supplemental disclosure of non-cash financing activities:
 Issuance of common stock for purchase of subsidiaries         ---         $7,062,500
 Acquisition of treasury stock...................        $ 868,515         $2,670,500




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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying condensed consolidated financial statements have been included. The results reported in these condensed consolidated financial statements for the three-month and nine-month periods ended March 31, 2000 should not be regarded as necessarily indicative of results that may be expected for the year ending June 30, 2000 ("fiscal 2000").

The accompanying unaudited condensed consolidated financial statements include the accounts of LPFC and its four majority-owned subsidiaries: Regent Electronics Corp. (87.3% owned), TurboNet Communications (81%, reduced to 63% as of March 31, 2000), Arescom Inc. (81%) and Lotus World, Inc. (94%). The minority interests in the subsidiaries are reflected as such on the balance sheet in accordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.

Note  3   Basic and Diluted Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed in the same manner except that the weighted average number of shares outstanding assumes the exercise and conversion of certain stock warrants and options.

For the three months ended March 31, 2000, the weighted average shares are 63,579,406 and 74,465,406 shares for the Basic and Diluted Earning Per Share calculations.

Note 4    Business And Asset Disposition

As of June 30 and December 31, 1999, LPFC owned all of the outstanding stock of USS Online, Inc. ("Online"), which was engaged in certain securities brokerage and commodity trading activities through US Securities & Futures Corp. and Professional Market Brokerage, Inc. The stock of Online had been held for disposition since the fourth quarter of fiscal 1999, and its operations are not included in the Company's consolidated financial statements.

On February 8, 2000, LPFC disposed of 72% of the stock of Online in exchange for 732,802 shares of LPFC's outstanding stock, valued at $9.6313 per share, or a total of $7,057,835. The assets of Online at the time of the stock sale included 777,500 shares of LPFC's common stock which were carried as treasury shares until the stock sale and are deemed outstanding as of March 31, 2000. LPFC retains a 28% minority interest in Online. In connection with the sale of the Online stock, LPFC recognized a non-recurring loss of $3,487,741 and reduced its investment in Online from $14.5 million to $5,077,506.

On March 31, 2000, LPFC completed sales of portions of its equity interest in TurboNet Communications ("TurboNet") to unrelated foreign investors in a series of individual offshore transactions pursuant to Regulation S under the Securities Act. The sales generated net proceeds of $63.8 million and reduced LPFC's ownership of TurboNet's capital stock from approximately 81% to approximately 63%.


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

RESULTS OF OPERATIONS

REVENUES
For the quarter ended March 31, 2000, the Company's revenue was $ 25.0 million, compared with $ 10.2 million for the same period of the previous year. On a year to date basis, revenue in the first nine months of fiscal 2000 was $ 55.7 million, an increase of 193% over the first nine months of fiscal 1999. The revenue growth in the three- and nine-month periods was primarily due to the operations of TurboNet Communications and Arescom, Inc., both of which were acquired by LPFC in March 1999.

DISCONTINUED OPERATIONS
In order to concentrate on its Internet-related products and services, on September 30, 1998, the Company sold all of its textile and apparel business (LPF International Corp. and Richtime Far East, Ltd.) for an aggregate of $2.5 million in cash, realizing a non-recurring gain of $100,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $10.8 million in the third quarter fiscal 2000 compared to $0.4 million in the March quarter of the prior year, a 2600% increase. For the first three quarters of fiscal 2000, selling, general and administrative expenses were $17.8 million, compared to $0.8 million in the first three quarters of fiscal 1999. The increase was attributable almost entirely to the businesses that the Company acquired or established during the second half of fiscal 1999.

RESEARCH AND DEVELOPMENT
In the third quarter of fiscal 2000, research and development expenses increased $2.4 million to $2.6 million, or 2000%, from $0.1 million in the same quarter of fiscal 1999. For the nine-month period ended March 31, 2000, the Company's research and development expense increased nearly 8 times compared to the same period of the prior year. The increase was attributable almost entirely to the businesses acquired or established during the second half of fiscal 1999.

DEPRECIATION & GOODWILL AMORTIZATION
The Company has accumulated approximately $134.7 million of goodwill from acquisitions of businesses since September 1997. The goodwill is amortized on the straight-line basis over 10 years. For the three-month period ended
March 31, 2000, the depreciation and amortization increased almost 2000% to $3.5 million compared to the same period of the prior year. For the nine-month period ended March 31, 2000, the Company's depreciation and goodwill amortization expenses were approximately $10.8 million, compared to $1.8 million for the same period of the prior year. The increase was attributable to the businesses that the Company acquired during the second half of fiscal 1999.

NET INCOME (LOSS) AND EARNING PER SHARE
For the third quarter of fiscal 2000, the Company had net income of $15.7 million, or $0.25 per share, compared to a net loss of $0.6 million for the same period of the prior year. The Company's profitability during the current period was attributable primarily to the gain on the sale of TuboNet stock and was also positively affected by the results of TurboNet's operations during the period. These factors were offset to some extent by the loss on disposition of USS Online stock and by increases in depreciation and goodwill amortization expense. Excluding the gain on sale of TurboNet stock, the Company would have a net loss of $26.6 million or $0.42 per share for the third quarter fiscal 2000.

For the nine months ended March 31, 1999, the Company had net income of $7.2 million, or $0.11 per share, compared to $1.1 million of net loss for the same period of the prior year. Excluding the gain on sale of TurboNet stock, the Company would have a net loss of $35.1 million or $0.55 per share for the nine months.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company's liquid assets, consisting of cash and cash equivalents, totaled $41.9 million, compared with $30.8 million as of June 30, 1999.

For the nine-month period ended March 31, 2000, net cash provided by operating activities was $0.2 million, roughly unchanged from the same period of the previous year.

For the nine-month period ended March 31, 2000, net cash provided by investing activities was $55.3 million, attributable entirely to the sale of TurboNet stock.

For the nine-month period ended March 31, 2000, the Company had net cash outflow of $44.2 million from financing activities attributable to the repayment of deposits received in fiscal 1999 for a proposed purchase of securities which was subsequently cancelled. For the same period of 1999, LPFC had a cash inflow of $865,000 from the sale of its common stock.

In the third quarter of fiscal 2000, LPFC arranged sales of portions of its interest in TurboNet Communications to unrelated foreign investors for cash consideration of approximately $64 million, net of fees and commissions, reducing the Company's ownership in TurboNet Communications to approximately 63%. LPFC expects to use proceeds of the sale for possible acquisitions, investments in joint ventures and additional investment in its subsidiaries.

The Company has no material long-term debt.

The Company believes that the existing cash and cash equivalents together with funds generated from operations will be sufficient to meet its operating requirements for the next 12 months. The Company's continuing operating and investing activities may nevertheless make it necessary or desirable that the Company obtain additional financing through loans or additional public or private offerings of its securities. There can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, if at all.


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

            None.

Item 3.     Defaults by the Registrant on its Senior Securities

            None.

Item 4.     Submission of Matters to A Vote of Security Holders

            None

Item 5.     Other Information

            None.






                             Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       LOTUS PACIFIC, INC.


Date:  May 19, 2000                    By: /S/  Jeremy Wang
                                       -------------------------------
                                       Jeremy Wang, President


                                       By: /S/  David Li
                                        -------------------------------
                                       David Li, Chief Financial Officer