Form 10-K
period 2000-06-30
LOTUS PACIFIC INC
filed 2000-10-13
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                       -----------------------

                             FORM 10-K

(Mark One)
(X)       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2000

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number: 000-24999

                            LOTUS PACIFIC, INC.
           (Exact name of registrant as specified in its charter)

          Delaware                           52-1947160
  ------------------------    -------------------------------------------
   (State of Organization)       (I.R.S. Employer Identification Number)

       200 Centennial Avenue, Suite 201, Piscataway, New Jersey   08854
 -------------------------------------------------------------------------
     (Address of principal executive offices)            (zip code)

     Registrant's telephone number, including area code: (732) 885-1750

     Securities registered pursuant to Section 12(b) of the Act:
                                   None

     Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1)   Yes   X    No _____     (2)    Yes    X     No _____

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   As of October 11, 2000, the aggregate market value of the shares of Common Stock (based on the last sale price of the Common Stock on the OTC Bulletin Board on that date) held by non-affiliates of the Registrant was approximately $260 million.

   As of October 11, 2000 there were 64,133,795 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.





                     DOCUMENTS INCORPORATED BY REFERENCE

         Document                    Part of 10-K into which incorporated
   ---------------------------       --------------------------------------

   Definitive Proxy Statement
   Relating to Registrant's 2000                   Part III
   Annual Meeting of Stockholders








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

Part IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


            Signatures







                                      PART I

ITEM 1.  BUSINESS

Summary

Lotus Pacific, Inc. ("LPFC") creates, manages, and operates communications and network technology companies. LPFC and its subsidiaries (the "Company") provide solutions for the communications and network technology markets. The Company is engaged in the development, manufacture and distribution of products used for broadband Internet access, including "DOCSIS certified" data-over-cable equipment, digital subscriber line ("DSL") access and networking devices, and Internet set-top boxes. LPFC anticipates that the Company's experience in communications and network technology and its expected accumulation of additional capital based on its initial successes will enable it to capitalize on new opportunities in diverse areas of the fast-growing telecommunications industry.

LPFC was incorporated in Delaware on June 25, 1985. It was significantly restructured and changed its name to Lotus Pacific, Inc. in September 1994.

Recent Developments

On June 16, 2000, LPFC sold its entire 50% stake in a joint venture (the "Joint Venture") with TCL Holdings (BVI) Ltd. to Great Seasons Investments Limited for $560,000, which amount was paid by the issuance of a note due December 15, 2000. The Joint Venture was organized in September 1999 to develop, manufacture and market Internet and network products and services in
The Peoples Republic of China.   LPFC disposed of its interest in the Joint
Venture to avoid potential conflicts with its joint venture partner regarding the management, development and funding of the Joint Venture. As a result of this transaction, LPFC recorded a loss of approximately $4.3 million.

On March 31, 2000 and October 2, 2000, LPFC completed sales of portions of its equity interest in Correlant Communications, Inc. ("Correlant"). Correlant recently reincorporated under the laws of the State of Delaware, and prior to such time, was known as TurboNet Communications) to unrelated foreign investors in a series of individual offshore transactions pursuant to Regulation S under the Securities Act. The sales completed in March generated net proceeds of approximately $62.2 million and reduced LPFC's ownership of Correlant's capital stock from approximately 81% to approximately 65%. The sales completed in October generated net proceeds of approximately $11.1 million and further reduced LPFC's ownership to approximately 62%. LPFC recorded a gain on the March sales of approximately $45.5 million and a further gain on the October sales in an amount to be determined.

On February 7, 2000, LPFC sold 72% of its interest in USS Online, Inc. ("Online") to Travelway International Limited. Online owns all of the outstanding stock of U.S. Securities and Futures Corporation and Professional Market Brokerage, Inc., which are engaged in securities brokerage and
commodity trading businesses.   In exchange, LPFC received 732,802 shares of
LPFC's outstanding stock, valued at $9.6313 per share, or a total of $7,057,835. LPFC continues to hold 28% of Online's outstanding stock and has advanced Online $1,300,000 as a short-term loan to meet capital requirements. LPFC recorded a loss of approximately $4.1 million on the disposition.

Strategy

LPFC develops, manages and operates emerging communications companies, which it believes are positioned to become leaders in their markets. In addition to providing its subsidiary companies with capital and strategic and infrastructure services, LPFC's designees serve on the Boards of Directors of its subsidiaries. The Company's collaborative group of communication companies creates an environment designed to support business growth and the sharing of information and business expertise. The LPFC strategy can be summarized as follows:

  * Focus on developing technology companies that can become market leaders

LPFC focuses on next generation communications technologies and companies that are positioned to become leaders in their respective markets.

  * Increase customer base and expand globally by developing strategic relationships

LPFC plans to utilize its relationships throughout the world to strengthen its customer base in the communications network industry. LPFC believes it has established itself in the broadband access market. LPFC intends to capitalize on the Company's existing relationships to open new doors in this industry and complementary areas.

To capitalize on the international growth of the communications industry, LPFC's strategy is to develop companies that operate in selected international markets. In particular, the focus is on establishing relationships with foreign companies that have business models similar to LPFC, providing capital and infrastructure services targeted at their home markets.

OVERVIEW OF SUBSIDIARY COMPANIES

Correlant Communications, Inc. ("Correlant")

Correlant (formerly TurboNet Communications) develops hardware and software technology to produce DOCSIS certified, data-over-cable equipment. Correlant began volume shipments of its products in the first quarter of LPFC's fiscal year ended June 30, 2000 ("Fiscal 2000") and had sales of approximately $72,000,000 during Fiscal 2000, as compared to less than $4,000,000 during the prior 12 months. Correlant operates on a September 30 fiscal year.

Correlant was able to begin commercial distribution of its products in the United States, as a result of the DOCSIS certification of its cable modem technology in March 1999. (The major domestic cable operators have collaborated through the Multimedia Cable Network Systems consortium to develop the Data-Over-Cable System Interface Specification, or DOCSIS, standard.) Correlant's expertise resides at all levels of the data-over-cable product architecture, including the integrated circuit, hardware, software and system layers, allowing Correlant to rapidly modify and adapt its products to meet the increasing demands of cable operators as well as evolving DOCSIS standards in a timely and cost-effective manner. In addition, Correlant has developed a strategic manufacturing alliance to cost-effectively mass produce data-over-cable equipment for vendors who sell this equipment under their own brand names to cable operators.

Correlant has a dedicated engineering team, consisting chiefly of the staff that designed and developed the core software and hardware technology of its cable modem. Beginning with the initial stages of design and development, Correlant's design engineers work closely with the manufacturer's engineering team to ensure the use efficient and cost efficient production of the equipment.

Key elements of Correlant's strategy include:

  * Maintain and enhance relationships with leading branded vendors of data-over-cable equipment.

Large branded vendors are an important link in the data-over-cable equipment distribution chain. By developing relationships with the largest and best known branded vendors of data-over-cable equipment, LPFC expects Correlant to reach a broader customer base and maximize economies of scale.

  * Broaden the reach of customer base outside the United States.

The use of the Internet and the demand for high-speed access is growing rapidly outside the United States. In addition, many countries are seeking to adopt DOCSIS or similar standards. The Company expects that this demand combined with the adoption of standard specifications for data-over-cable equipment will accelerate the deployment of data-over-cable services outside the United States. To take advantage of the anticipated growth of this market, Correlant is currently developing relationships with leading vendors of data-over-cable equipment in Asia and Europe.

  * Expand product offerings in both the data-over-cable and high speed access markets.

Correlant plans to expand its product line of data-over-cable equipment and is developing additional features and functionality for its existing cable modems, including voice-over-cable and video on demand capabilities. Correlant is also developing a new DOCSIS modem (version 1.1), a CMTS (cable modem termination system) or headend system used by cable operators to offer high-speed Internet services to subscribers, and products for use in devices serving the satellite and wireless markets.

  * Utilize manufacturing partnership to provide cost effective and high quality products.

A key competitive factor in the data-over-cable market is the ability to produce high quality, low cost equipment in large volumes. Correlant's initial success is partly attributed to its ability to develop leading edge products while realizing significant economies of scale through its relationship with its manufacturing partner.

Customers

Correlant sells products to vendors who in turn sell the products to cable operators under their own private label. During Fiscal 2000, Correlant's three most significant customers were Toshiba Corporation, Terayon Communications and Com21, which together accounted for approximately 93% of Correlant's revenues. Correlant anticipates that the majority of its revenue will continue to be provided by a small number of customers.

ARESCOM Inc. ("Arescom")

Arescom designs, develops and markets a full line of DSL-based broadband access and networking devices that address the needs of DSL providers and users. Its solutions include both bridging and routing capabilities, which
can be used in single- and multiple-user environments.   Arescom had sales of
approximately $14.4 million in Fiscal 2000 as compared to sales of only $1.4 million in the prior fiscal year. Sales increased primarily as the result of the commencement during the year of sales of customized products to Cable & Wireless Hong Kong Telecom ("HKT"). The introduction of these products was the result of a successful joint development effort undertaken with HKT in mid-1999. Arescom intends to further develop the relationship with HKT to address HKT's current and future needs but has no long-term contracts or commitments from HKT.

Arescom's engineering teams have designed and developed the core routing software technology underlying its DSL products. With Arescom's proprietary software routing technology, service providers can respond quickly to their customers' requests without having to interface with third parties. Based on its in-depth knowledge of routing technology, Arescom is continuing to develop new products and features to meet emerging needs in the market. From a manufacturing perspective, Arescom's proprietary software technology provides the flexibility to rapidly incorporate alternative components, which ultimately can enhance performance and reduce cost.

Arescom's broadband access products are designed to maximize interoperability with the equipment of various DSLAM vendors. (A DSLAM, or digital subscriber line access multiplexer, receives signals from multiple sources and multiplexes them onto one line.) By establishing interoperability, its customers can reduce the significant time and resources otherwise required to ensure that the various components of their DSL system are compatible. Arescom's devices are interoperable with, and are currently being deployed on, network systems with most of the major DSLAM vendors, including Alcatel, Cisco, Copper Mountain, Ericcson, Lucent, NEC, Nokia and Nortel. Arescom works closely with DSLAM vendors, such as Copper Mountain and NEC, to present network service providers a complete DSL access solution with guaranteed interoperability.

Key elements of Arescom's business strategy include:

  * Continue to Innovate

Arescom is continually developing its proprietary software technology and hardware architecture. This contributes to Arescom's ability to customize its devices to the particular needs of individual network service providers and end users. By designing its own hardware architecture and software technology, Arescom's engineering teams can rapidly introduce new products featuring DSL technologies, such as VDSL and SHDSL, and new applications, such as MTU solutions, VoDSL and wireless home LAN.

  * Focus on Emerging High Growth Markets

Arescom will continue its focus on emerging high growth markets where demand for DSL-based access solutions is expected to expand rapidly. The following markets are expected to experience high growth:

  * Small Business Sector.

  * Multi-user Residential Sector

  * Multi-tenant units (MTU) Sector

  * Leverage and Expand Relationships with DSLAM Vendors

Arescom will continue to leverage and expand its already strong relationships with DSLAM vendors to maximize market opportunities for its current and future products. This will allow Arescom to more rapidly deploy complete DSL-based broadband access solutions with guaranteed interoperability.

  * Expand Strategic Relationships

Establishing relationships with leaders in DSL technology and services is critical to Arescom's success. Arescom has formed, and expects to continue to form, strategic relationships with DSLAM vendors, network service providers, chipset manufacturers and other companies that are part of the growing DSL market. To date, Arescom has entered into strategic relationships with NorthPoint Communications, Copper Mountain, HKT and Nortel.

  * Expand Customer Base

Arescom plans on expanding its presence in markets around the world, including the United States, Asia and Western Europe. Arescom expects that the evolution of DSL technology will result in the introduction of new applications and new markets, such as the MTU market, where new types of customers such as hotels and building owners will utilize DSL systems. Arescom also plans to leverage its established self-installation technology and increasing brand recognition to sell its products through retail channels.

Customers

Arescom primarily sells DSL products to local exchange communications providers and Internet service providers. Arescom also sells ISDN (Integrated Services digital Network) products to certain retail vendors and value-added resellers. Arescom's customers include NorthPoint Communications, Microsoft, Cable and Wireless HKT and Earthlink/Mindspring.

Regent Electronics Corp. ("Regent")

Regent designs, develops, manufactures and markets Internet related products that offer Internet access through telephone lines and cable television lines. Although Regent has recently undertaken efforts to expand its product line, historically, Regent has generated most of its income from a single license of acquired technology and patents and, to a lesser extent, from sales of its A9000 television set-top boxes and chips (incorporating this technology) to overseas customers, mainly in The Peoples Republic of China. During
Fiscal 2000, Regent's revenues declined significantly, and the Company and Regent determined to write-off substantially all of the good will and intangible patent assets (a total of approximately $54 million) associated with this technology. Regent does not expect further significant revenues from the use of the previously acquired technology, and its continued viability depends on its success in acquiring or developing other technologies and new products.

Lotus World, Inc.  ("Lotus World")

Lotus World was organized by LPFC in April 1999 to become a private-label Asian language e-commerce service provider. Lotus World is still in the development stage and is currently focused on Chinese language products, although its long term objective is to provide e-commerce services in other languages as well. Using its Asian language auction solution, the company is targeting business-to-business and business-to-consumer markets, portal and ISP companies, department stores, public and private auctions, and other merchant customers. No date has been scheduled for the commercial introduction of Lotus World's services. Lotus World is not expected to generate significant revenues in the near future.

Sales and Markets

Markets

The Company sells its products in the United States and abroad, primarily through direct wholesalers, relationships with original equipment manufacturers ("OEM"), strategic alliances and distributors. In Fiscal 2000, approximately 30% ($29 million ) of the Company's consolidated sales were made to customers in the United States and approximately 70% ($66.3 million) were made to foreign customers.

Customers

During Fiscal 2000, the Company had three customers with billings in excess of 10% of the Company's total revenues. The combined sales to these three customers accounted for approximately 73% of the Company's total revenues.
The customers were Toshiba Corp. which accounted for approximately $49.0 million (51.4%) of consolidated revenues, HKT which accounted for approximately $11.2 million (11.7%), and COM21 which accounted for approximately $10.3 million (10.8%).

These three customers typically purchased products from the Company pursuant to a few large purchase orders. The Company does not have written agreements with these customers for ongoing or continued sales with specified minimum quantities. As a result, although the Company believes that its relations with these customers are good, there are no assurances of continued sales to these customers. The loss of any of these customers, could have a material adverse impact on the Company's operations.

Products

Correlant Products. Correlant designs, develops and markets standards-based, high-speed cable modems to cable operators, network service providers, and communications network users in the U.S. and internationally. Its principal products include cable modems, cable modem chips and cable modem accessories.

Arescom Products. Arescom designs, manufactures (primarily through subcontractors) and markets a broad range of high quality remote access products, such as routers and remote managing software, and other inter-networking equipment under analog, ADSL, PSTN, ISDN, xDSL and Ethernet environments for ISPs, resellers, and system integrators.

Regent Products. Regent designs, develops, manufactures (through subcontractors) and markets Internet-related products and services to electronics manufacturers, commercial cable-television networks, hotels, and individual customers. Regent has discontinued marketing efforts for its prior products and is currently working on new product development.

Lotus World Services. Lotus World is developing AuctionLive, a private label hosted online e-commerce site that will be targeted to international clients. AuctionLive incorporates language-independent architecture, which allows businesses to auction their products in almost any language. None of Lotus World's products or services are currently commercially available.

Manufacturing

The Company does not maintain significant manufacturing facilities. Each of LPFC's manufacturing subsidiaries contracts with third party manufacturers in Taiwan or PRC for the supply of its products. The Company does not have any long term contracts with its component suppliers or manufacturers. In the event that any third party manufacturers were unable to manufacture the Company's products, the Company would have to find alternative manufacturing arrangements, which could take in excess of six months. Failure by the Company's suppliers to supply required components may result in similar interruptions to the Company's businesses.

Trademarks and Patents

The Company currently holds trademarks, copyrights and patent licenses of Amiga-Commodore technology in PRC, Taiwan, Hong Kong, Macao and the bordering countries between PRC and the former Soviet Union. These trademarks, copyrights and patent licenses are not material to the Company's operations.

Employees

As of June 30, 2000, the Company had approximately 150 employees. None of the Company's employees is represented by a labor union. To date, the Company has not had any of its operations interrupted due to labor disputes and considers its relationship with its employees to be good.

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

Competition

The Internet-related products industry is highly competitive and is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and competitive pricing. As a developer and supplier of Internet-related products and services, the Company encounters substantial competition from a number of firms, many of which have longer operating histories, immensely greater financial resources, established markets and more extensive facilities. New companies are continually entering this market.

Arescom currently competes directly with other providers of DSL customer premises equipment, including, among others, 2 Wire, 3Com, Alcatel, Cayman, Cisco, Efficient Networks, NEC, and Siemens.

The Company's ability to anticipate technological changes and introduce enhanced products on a timely basis will be a significant factor in its ability to expand and remain competitive. The Company believes that it enjoys a strong competitive position because of its strong relationships with the major resellers in PRC and its technological and new product development capabilities. There can be no assurance, however, that competitors will not be able to develop products compatible with, or as alternatives to, the Company's proprietary technology or systems, or that the Company will be able to introduce new products and technologies on a timely basis. Furthermore, many of the vendors to which the Company sells products for re-marketing under their own names may elect to develop and manufacture these products on their own.
In the case of Correlant, these vendors include such industry leaders as Cisco, Dassault, and Motorola as well as Correlant's principal customers, Toshiba, Terayon and Com21.

Research and Development

During Fiscal 2000 the Company incurred research and development expenditures of approximately $14.7 million. These expenditures were attributable principally to continuing development activities by Correlant and Arescom in connection with the customization of products and the introduction of new products.

Forward-Looking Statements

The statements contained in this report that are not historical facts are "forward-looking statements" which can be identified by the use of expressions such as; "estimates," "projects," "anticipates," "expects," "intends," "believes," or variations thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Management cautions the reader that these forward-looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures and other statements contained in this report regarding matters that are not historical facts are only estimates or predictions. No assurance can be given that anticipated future results will be achieved. Actual events or results may differ materially from those anticipated, as a result of risks facing the Company and unforeseen affected by production difficulties or economic conditions adversely affecting the markets for the Company's products.



ITEM  2.         PROPERTIES

LPFC's executive offices are located at 200 Centennial Avenue, Piscataway, New Jersey and consist of approximately 9,100 square feet under a lease that expires on February 28, 2003. Correlant and Arescom lease office space in San Diego, California (approximately 26,000 square feet) and Fremont, California (approximately 36,000 square feet), respectively. Regent and Lotus World's offices are both located at 200 Centennial Avenue, Piscataway, New Jersey.

The following table summarizes the Company's leases for offices and other facilities in the United States:

 Location               Lease Term         Commence Date     Expiration Date
-------------       --------------------  ---------------- ----------------
Piscataway,               5 years          June 5, 1997     February 28, 2003
New Jersey

Middlesex,                Annual           June 5, 1999     Renewable
New Jersey                Renewable

San Diego,                5 years          July 30, 1999    July 31, 2004
California

Fremont,                  2.7 years        November 1, 1999   March 31, 2002
California

In addition, Correlant has a branch office in Taipei, Taiwan, and Arescom has branch offices in Beijing, China, and Taipei, Taiwan. All overseas properties are leased. Management believes that the Company's facilities, together with planned expansions and upgrades of facilities, are adequate to meet present and reasonably foreseeable needs. Management also believes that adequate space will be available to replace any leased facilities whose leases expire in the near future.



ITEM 3.      LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the 1999 Annual Meeting of Shareholders of the Company held on April 28, 2000, the following matters were voted on by the shareholders:

Proposal 1: Election of Directors to hold office until the next Annual
Meeting or until their successors are duly elected and qualified. Each nominee was elected by the votes cast as follows:

                           For             Not Voted
                      --------------    ----------------
   James Yao            35,836,567         26,780,030
   Jeremy Wang          35,836,567         26,780,030
   Jason Chang          35,836,567         26,780,030
   David Leung          35,836,567         26,780,030
   Thomas Dong Sheng Li 35,836,567         26,780,030
   Gregg Chen           35,836,567         26,780,030
   James Liu            35,836,567         26,780,030
   Gary Huang           35,836,567         26,780,030


Proposal 2:  Approval of the 2000 Equity Incentive Plan.

                       For              Against        Not Voted
                ----------------   --------------   ---------------

                    35,537,817             0          27,078,780


Proposal 3:    Ratification of appointment of Schiffman Hughes Brown
(which by the date of the meeting had merged into Larson, Allen, Weishair & Co., LLP) as Independent Auditors of the Company.

                       For              Against        Not Voted
                ----------------    ---------------  ----------------

                   35,037,817           800,000       26,778,780





                                        PART II


ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

LPFC's common stock, par value $0.001 per share ("Common Stock"), has been traded on the OTC Bulletin Board under the symbol "LPFC" since December 1, 1994. The following table sets forth the high and low closing sales prices of the Common Stock for the periods indicated as reported on the OTC Bulletin Board. These prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

      Quarter Ended                High              Low
    ------------------         -------------     ------------
     Fiscal Year 1999
     ----------------
     September 30, 1998            $11.13            $8.50
     December 31, 1998             $11.50            $6.75
     March 31, 1999                $ 7.50            $6.13
     June 30, 1999                 $11.00            $6.44

     Fiscal Year 2000
     ----------------
     September 30, 1999            $15.00            $11.00
     December 31, 1999             $11.00            $9.00
     March 31, 2000                $13.81            $8.75
     June 30, 2000                 $12.97            $9.25


As of August 22, 2000, there were 64,133,795 shares of Common Stock issued and outstanding, held by approximately 507 holders of record, as indicated on the records of the Company's transfer agent. The total number of beneficial holders of Common Stock as of such date was approximately 650.

To date, LPFC has not declared or paid any cash dividends on its Common Stock. LPFC currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

On February 8, 1998, the Company entered into a stock subscription agreement with Hambrecht & Quist Asia Pacific Ltd. and its affiliate Asia Pacific Growth Fund II, L.P. (collectively "H&Q"). Under the agreement, H&Q invested $6 million to acquire 1,500,000 shares of Preferred Stock of Regent. In accordance with the terms of the agreement, on June 13, 2000, H&Q exchanged the shares of Regent Preferred Stock for 2,250,000 shares of LPFC's Common Stock. LPFC believes the exchange was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), since the transaction did not involve a public offering within the meaning of Section 4(2) of the Securities Act.


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


                                      SELECTED CONSOLIDATED FINANCIAL DATA
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)

                                              FISCAL YEARS ENDED JUNE 30,

                                     2000        1999       1998       1997      1996
                                  ---------   ---------   --------   ---------  -------
CONSOLIDATED STATEMENT
OF OPERATIONS DATA:
Sales............................   $95,496     $ 42,383     $6,155      --       --
Cost of sales....................    78,885       37,711      3,408      --       --
                                    --------    ---------    -------   -------  -------
Gross profit.....................    16,611        4,671      2,747      --       --

Royalty income...................        --          124      1,800      --       --

Operating Expenses
General and administrative.......    83,042       10,643      3,678     224       18
Research and Development.........    14,698        2,215      4,372     104       --
                                   --------     --------     -------   -------  ------
Total operating expenses.........    97,740       12,859      8,050     328       18

Operating income (loss)..........  (81,129)      (8,063)    (3,503)   (328)      (18)
                                   ---------    ---------   --------  --------  ------

Other income (expenses), net.....       105        1,142       (10)     413       40
Loss on sale of joint
 venture interest................    (4,254)          --         --      --       --

Gain (Loss) on sale of stock of
 subsidiaries....................     41,373       (591)         --      --       --

Minority interest in income of
 consolidated subsidiaries.......      3,713         409        218      82       --

Net income (loss) before income taxes,
 and discontinued operations.....   (40,192)     (7,103)    (3,295)     167       22
                                   ---------    ---------  ---------  --------  ------

Income tax (expense) benefit.....   (10,663)          --         81   (124)       --

(Loss) income from
 discontinued operations.........        --         (53)        566     178       --

Net income (loss)................  $(50,855)    $(7,157)   $(2,649)    $221      $22
                                  ==========   =========  ========== =======  ========

Net income (loss) per share

  Basic..........................    $(.80)      $(0.15)    $(0.06)   $0.01    $0.00
                                    =======      =======    =======  =======  =======
  Diluted........................    $(.80)      $(0.15)    $(0.06)   $0.00    $0.00
                                    =======      =======    =======  =======  =======

Weighted average shares
 outstanding.....................    63,867       49,032     44,421   29,238   26,799



                                                    AT JUNE 30
                                    ---------------------------------------------------
                                       2000       1999        1998      1997      1996
                                    ----------  ---------   --------   -------  --------
CONSOLIDATED BALANCE
SHEET DATA:

Cash and cash equivalents........   $27,942     $ 30,799   $  3,263    $ 357   $  213

Working capital..................    28,232       10,143      8,171    1,052      213

Total assets.....................   152,561      207,763     45,455    8,404      385

Long-term obligations............        --           --         --       --       --

Total shareholders' equity.......  $106,428     $145,410    $35,875  $ 5,917  $   385
                                  ==========   =========   ========  =======  ========





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Business Acquisitions and Dispositions

The Company completed the following transactions during Fiscal 2000.

On September 1, 1999, LPFC entered into a joint venture (the "Joint Venture") with TCL Holdings (BVI) Ltd., to develop, manufacture and market Internet and network products and services in The Peoples Republic of China. On June 16, 2000, LPFC sold its 50% stake in the Joint Venture to Great Seasons Investments Ltd. for $560,000 (paid by the issuance of a note due December 15, 2000), recording a loss of approximately $4.3 million in this transaction.

On February 7, 2000, LPFC sold 72% of its interest in USS Online, Inc. to Travelway International Limited in exchange for 732,802 shares of LPFC
Common Stock. Online owns the stock of US Securities and Futures Corp. ("USSF") and Professional Market Brokerage, Inc. ("PMB"), acquired by LPFC in February 1999, which are engaged in securities and commodities brokerage activities. LPFC recorded a loss of approximately $4.1 million in this transaction. LPFC continues to hold 28% of Online's outstanding stock.

On March 31, 2000, LPFC completed sales of common stock of Correlant to unrelated foreign investors in a series of individual offshore transactions pursuant to Regulation S under the Securities Act. The sales generated net proceeds of approximately $62.2 million and reduced LPFC's ownership of Correlant's capital stock from approximately 81% to approximately 65%. LPFC recorded a gain on these transactions of approximately $45.5 million. In similar transactions completed on October 2, 2000, LPFC sold additional shares of Correlant common stock to unrelated foreign investors for net proceeds of approximately $11.1 million, further reducing LPFC's ownership of Correlant's capital stock to approximately 62%.

FISCAL 1999:

On February 23, 1999, LPFC acquired all of the outstanding securities of PMB for $240,000 in cash and 500,000 shares of LPFC'S Common Stock valued at the market price of $7.0625 per share at the time of the acquisition. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $3,114,769. Subsequent to the date of acquisition, as required by the terms of the acquisition agreement, LPFC invested an additional $3,518,750 of its Common Stock in PMB.

On February 23, 1999, LPFC acquired all of the outstanding securities of USSF for $2.5 million in cash and 500,000 shares of LPFC's Common Stock valued at the market price of $7.0625 per share at the time of the acquisition. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $5,949,675. Subsequent to the date of acquisition, as required by the terms of the acquisition agreement, LPFC invested an additional $250,000 in USSF.

On March 31, 1999, LPFC acquired 81% of Correlant's outstanding common stock in exchange for up to $80 million of LPFC's Common Stock valued at the market price of $7.21 per share at the time of the acquisition. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $78,190,640. A portion of the LPFC Common Stock allocable to the Correlant transaction is reserved for issuance upon the exercise of outstanding employee options to acquire shares of Correlant common stock. Pursuant to the option arrangements, LPFC has issued or may be obligated to issue up to 1,330,036 shares of LPFC Common Stock and will receive in connection with such issuances up to 2,479,560 shares of Correlant common stock.

On March 31, 1999, LPFC acquired 81% of Arescom's outstanding common stock in exchange for up to $30 million of LPFC's Common Stock valued at the market price of $7.21 per share at the time of the acquisition . The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $28,069,302. A portion of the LPFC Common Stock allocable to the Arescom transaction is reserved for issuance upon the exercise of outstanding employee options to acquire shares of Arescom common stock. Pursuant to the option arrangements, LPFC has issued or may be obligated to issue up to 273,418 shares of LPFC Common Stock and will receive in connection with such issuances up to 375,200 shares of Arescom common stock


COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

Revenues

Total revenues for Fiscal 2000 increased by $53.1 million or 125% to $95.5 million compared to revenues of $42.4 million for the fiscal year ended
June 30, 1999 ("Fiscal 1999"). The increase in revenues resulted primarily from the inclusion of the sales of both Correlant and Arescom for the entire fiscal year. The sales of cable modems and DSL devices by Correlant and Arescom, respectively, also increased substantially compared to Fiscal
1999.

In Fiscal 2000, LPFC's revenues (excluding proceeds generated from sales of subsidiary capital stock) amounted to $2.6 million (approximately 3%) of the Company's total revenues, Correlant's revenues amounted to $71.8 million (approximately 75%) of the Company's total revenues, and Arescom's revenues amounted to $14.2 million (approximately 15%) of the Company's total revenues. LFPC's revenues in Fiscal 2000 (excluding such proceeds) consisted solely of sales by LFPC of Regent's products to a single customer. Regent's revenues amounted to $6.9 million (approximately 7%) of the Company's total revenues. Lotus World did not have material revenue in Fiscal 2000.

Cost of Sales

Total cost of sales for Fiscal 2000 increased by $41.2 million or 109% to $78.9 million compared to cost of sales of $37.7 million for Fiscal 1999. The increase in cost of sales is proportional to the increases in sales of Correlant and Arescom for Fiscal 2000.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, increased by $72.4 million or 683%, to $83.0 million in Fiscal 2000, compared to $10.6 million in Fiscal 1999. The increase is primarily attributable to
(1) write-offs of the Company's investment in Regent and Regent's intangible assets in the aggregate amount of $54.0 million or 65% of total operating expenses, (2) depreciation and amortization expenses of $8.8 million attributable to LPFC's acquisition of controlling interests in Correlant, Arescom, USSF and PMB, and (3) operating expenses of Correlant (including deferred compensation charges of $5.1 million in connection with the issuance of certain employee stock options) and Arescom for all of Fiscal 2000 as compared to only a single quarter in Fiscal 1999 which increased commensurate with increased revenues during Fiscal 2000.

Research and Development Expense

For Fiscal 2000, research and development expenses increased by $12.5 million, or 568%, to $14.7 million compared to $2.2 million in Fiscal 1999. The increase is primarily attributable to inclusion of the research and development expenses of Correlant and Arescom for all of Fiscal 2000 as compared to only a single quarter in Fiscal 1999.

Gains and Losses on Dispositions of Assets

LPFC sustained a loss of $4.3 million in connection with the sale of its 50% interest in TCL International (U.S.), Inc. and a loss of approximately $4.1 million in connection with the sale of its 72% interest in Online.

LPFC recognized a gain of approximately $45 million in connection with its sales of Correlant common stock during the third quarter of Fiscal 2000.

Goodwill and Intangible Asset Write-off

Goodwill, net of accumulated amortization ($11.1 million) was $64.6 million at
June 30, 2000, $63.6 million (50%) less than at June 30, 1999.   During Fiscal
2000, substantially all of the goodwill associated with the Company's investment in Regent (approximately $49 million) was written off due to management's belief that Regent's technology and products have been rendered obsolete by modern broadband-based Internet access technology. For similar reasons, the intangible asset associated with Regent's patents (approximately $5 million) was completely written off during Fiscal 2000.

Net Income (Loss)

As a result of the factors discussed above, the Company's net loss increased by $43.7 million to $50.9 million, or $0.80 per diluted share, in Fiscal
2000 compared to a net loss of $7.2 million, or $0.14 per diluted share, in Fiscal 1999. Excluding goodwill amortization expenses, related write-offs and deferred compensation charges, the Company had net income of $10.5 million in Fiscal 2000, or $0.17 per diluted share. The net income excluding goodwill amortization expenses, related write-offs and deferred compensation charges includes $37.1 million of net gain on sales of stock of subsidiaries and a joint venture interest, as described above.

Income Taxes

LPFC incurred income taxes of approximately $10.7 million in Fiscal 2000 compared to no income taxes in Fiscal 1999. The increase is attributable primarily to alternative minimum tax liability resulting from the gain on
sales of Correlant stock.   The Company's net loss of $50.9 million in Fiscal
2000 is added to LPFC's current net operating loss carryover and may be used to offset future earnings, if any. Correlant is not included in the Company's consolidated income tax returns. Arescom is included in the Company's consolidated income tax returns for the period from January 1 to June 30, 2000. Both Regent and Lotus World are included in the Company's consolidated income tax returns. Net operating loss carryforwards cannot be used to offset certain alternative minimum tax liabilities.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

Revenues

Total revenues for Fiscal 1999 increased by $36.2 million or 584% to $42.4 million compared to revenues of $6.2 million for the fiscal year ended June 30, 1998 ("Fiscal 1998"). The increase in revenues resulted primarily from sales of Regent's newly introduced TeleWeb A9000 set-top box and the sales of cable modems and routers by Correlant and Arescom, which became majority-owned subsidiaries in the third quarter of Fiscal 1999.

In Fiscal 1999, Regent's revenues amounted to $32.6 million (approximately 76.9%) of the Company's total revenues, LPFC's revenues amounted to $6 million (approximately 14.2%) of the Company's total revenues, Correlant's revenues amounted to $3.8 million (approximately 8.7%) of the Company's total revenues, and Arescom's revenues amounted to $151,942 (approximately 0.4%) of the Company's total revenues. The Company also had royalty revenue of $124,125 (approximately 0.4%) in Fiscal 1999, compared to $1.8 million in Fiscal 1998. The royalty revenue was attributable to a single non-refundable fee charged to a single customer for Regent's grant of marketing and distribution rights to certain technology that subsequently became obsolete. The Company does not anticipate generating material additional fees of this nature.

Discontinued Operations

On September 30, 1998, LPFC sold all of its textile and apparel businesses (LPF International Corp. and Richtime Far East, Ltd.) to an unrelated third party for $2.5 million. In Fiscal 1999, the Company had an operating loss of $53,017 from discontinued operations and recorded a loss of $590,641 on sales of the related assets. The Company's 1998 and 1997 financial statements have been restated to reflect the textile and apparel businesses as discontinued operations.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, increased by $6.9 million or 189%, to $10.6 million in Fiscal 1999, compared to $3.7 million in Fiscal 1998. The increase was primarily attributable to
(1) goodwill amortization expenses of $5.8 million, or 54.7% of total operating expenses, in connection with LPFC's acquisitions of controlling interests in Correlant, Arescom, USSF and PMB and (2) operating expenses of newly acquired companies.

Research and Development Expense

For Fiscal 1999, research and development expenses decreased by $2.2 million, or 49%, to $2.2 million compared to $4.4 million in Fiscal 1998. The decrease was primarily attributable to completion of the initial stage of development of Regent's TeleWeb set-top box project.

Net Income (Loss)

As a result of the factors discussed above, the Company's net loss in Fiscal 1999 increased by $4.5 million to $7.2 million, or $0.14 per diluted share, compared to a net loss of $2.6 million, or $0.07 per diluted share, in Fiscal 1998. Excluding goodwill amortization expenses, the Company had a net loss of $1.35 million in Fiscal 1999, or $0.03 per diluted share.

Income Taxes

The Company's loss in Fiscal 1999 may be used to offset future earnings, if any. Loss carryforwards are not available to offset alternative minimum tax liabilities.

Liquidity and Capital Resources

At June 30, 2000, the Company had working capital of $28.2 million, compared to $10.1 million and $8.17 million at June 30, 1999 and 1998, respectively. The increase in working capital resulted primarily from sales of Correlant stock and increased net cash flow from Correlant's operations.

Net cash used by operating activities totaled $3.1 million in Fiscal 2000. This amount reflected the decrease in accounts receivable ($8.1 million), increase in inventories ($8.2 million), and depreciation and amortization and write-off of goodwill and intangible assets ($62.8 million).
The depreciation and amortization and write-off of goodwill and intangible assets consisted primarily of write-offs of the Company's investment in Regent and Regent's intangible assets, as described above. Increases in inventory and depreciation and amortization expenses resulted from acquisitions in Fiscal 1999, and substantial growth in Correlant's and Arescom's businesses in Fiscal
 2000, partly reflecting the full year of operations as compared to a single quarter in Fiscal 1999. Net cash used by operating activities for Fiscal 1999 totaled $18.8 million.

The Company's principal funding source has been and is expected to continue to be private sales of stock of LPFC and certain subsidiaries. In Fiscal 2000, cash flow from investment activities totaled $42.4 million. The sale of Correlant stock provided approximately $62.2 million of additional cash in fiscal 2000. Positive cash flows were partially offset by loans made by the Company, consisting primarily of a loan of $10.0 million to TurboComm Technology, Inc., the manufacturer of Correlant's cable modem products, and a loan of $1.3 million to Online. The loan to TurboComm is due April 7, 2001 and bears interest at the rate of six percent per annum. The loan to Online is payable on demand and bears interest at the rate of eight percent per annum.

In December 1999, LPFC advanced $10 million to Correlant as a working capital loan. Subsequent to June 30, 2000, this loan was converted into 10,000 shares of Correlant's Series D Preferred Stock, which are in turn convertible into an equal number of shares of Correlant's common stock. In Fiscal 2000, Correlant's operating activities generated net cash of approximately $8.7 million. In September 2000, in connection with the resolution of a number of matters stemming from LPFC's acquisition of a controlling interest in Correlant, Correlant waived LPFC's obligation to fund $10 million of additional working capital.

During Fiscal 1999 and Fiscal 2000, LPFC loaned $200,000 and $9.8 million, respectively, to Arescom. Net cash used in Arescom's operating activities for Fiscal 1999 and Fiscal 2000 was $3.6 million and $5.9 million, respectively.

The Company believes that its current cash balances together with funds that may be generated from equity financings and operations will be sufficient to meet its working capital requirements for the next 12 months. Nevertheless, the Company's continuing operating and investing activities may require LPFC to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to the Company on commercially reasonable terms, if at all.

Recently Issued Financial Accounting Standards

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. In June 2000, the SEC staff amended SAB 101 to provide issuers with additional time to implement SAB 101. The Company will begin to adopt SAB 101 effective October 2000. The impact on the Company's financial statements is not expected to be material.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation. The Company will be required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to its cash equivalents. The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments is not material.

Although the Company transacts a large portion of its business in Taiwan, the functional currency of its Taiwan branch is the U.S. dollar. Only a small number of transactions are denominated in the Taiwan dollar and exposed to foreign currency exchange rate risk. Therefore, the Company does not have any hedging or similar foreign currency contracts. To date, the Company has not experienced any material foreign currency exchange rate gains or losses associated with transactions denominated in the Taiwan dollar and does not expect any significant changes in foreign currency exposure in the near future.



Item 8.        Financial Statements

The information required by this Item 8 is included separately at the end of this report.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.





                                   Part III


The information required to be disclosed in Part III (Items 10, 11, 12 and 13) will be incorporated by reference from the Company's definitive proxy statement if filed by October 30, 2000 or, if such proxy statement is not filed by such date, the information required to be disclosed by Part III will be disclosed by amendment to this Form 10-K prior to October 31, 2000.




Item 14.     Exhibits and Reports on Form 8-K

(a)   The following documents are filed as a part of this report:

      (1) The following consolidated financial statements of the Company and the report of the independent auditors thereon are included in this report commencing on page 25:

          Independent Auditor's Report

          Consolidated Balance Sheets at June 30, 2000 and 1999

          Consolidated Statements of Operations for the Fiscal Years ended June 30, 2000, 1999 and 1998

          Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 30, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2000, 1999 and 1998

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

          3.2 Certificate of Incorporation of the registrant, as amended (Exhibit 3.1 to Registration Statement on Form 10, filed October 27, 1998)*

          3.3   Bylaws of the registrant, as amended

          10.1  2000 Equity Incentive Plan (Exhibit A to Proxy Statement on
                Schedule 14A filed on April  4, 2000)**

          10.2 Agreement dated September 30, 2000, between the registrant and TurboNet Communications (now Correlant Communications, Inc.) relating, among other things, to the issuance of shares of registrant's common stock upon exercise of Correlant stock options.

           21   Subsidiaries of the registrant

           27   Financial Data Schedule

   ---------------------------------------
   * This document has been previously filed with the Securities and Exchange Commission as an exhibit to the registrant's Registration Statement on Form 10 on the date indicated and is incorporated herein by reference.

   **This document has been previously filed with the Securities and Exchange Commission as an exhibit to the registrant's Proxy Statement on Schedule 14A on the date indicated and is incorporated herein by reference.


(b)   Reports on Form 8-K

During the fiscal quarter ended June 30, 200, the registrant filed the following reports on Form 8-K:

Form 8-K filed April 14, 2000, in which the registrant reported its sale of shares of Correlant Communications.

Amendment No. 1 to Form 8-K filed June 9, 2000, which provided historical and pro forma financial statements relating to the registrant's acquisitions of PMB and USSF as previously reported in the registrant's report on Form 8-K filed February 12, 1999.




                                    Signatures


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: October 13, 2000                      Lotus Pacific, Inc.

                                            By:  /s/  Jeremy Wang
                                            ---------------------------------
                                            Jeremy Wang, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


 /s/   James Yao
---------------------------                 Date:    October 13, 2000
James Yao, Chairman

  /s/  David Li
---------------------------                 Date:    October 13, 2000
David Li,  Chief Financial Officer


/s/ June L. Chang
----------------------------                Date:    October 13, 2000
June L. Chang, Director


/s/   David Leung
-----------------------------               Date:    October 13, 2000
David Leung, Vice President & Director


/s/ Gary Huang
------------------------------              Date:    October 13, 2000
Gary Huang, Director

/s/ Robert C. Ip
-------------------------------             Date:    October 13, 2000
Robert C. Ip, Director


/s/ Kuan C. Tsai
------------------------------              Date:    October 13, 2000
Kuan C. Tsai, Director









                     LOTUS PACIFIC, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998














                         LOTUS PACIFIC, INC. AND SUBSIDIARIES

                                   TABLE OF CONTENTS

                               JUNE 30, 2000, 1999 AND 1998





                                                                 Page
                                                                ------
Independent Auditor's Report..............................        3

Consolidated Financial Statements:
 Consolidated Balance Sheets..............................        4
 Consolidated Statements of Operations....................        5
 Consolidated Statements of Changes in Stockholders' Equity       6
 Consolidated Statements of Cash Flows....................        7

Notes to Consolidated Financial Statements................      8-33







                       INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Lotus Pacific, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Lotus Pacific, Inc. and Subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Correlant Communications, Inc. (formerly TurboNet Communications), a majority-owned subsidiary which reflect total assets of $37,444,421 as of June 30, 2000 and total revenues of $71,829,439 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Correlant Communications, Inc. (formerly TurboNet Communications), is based solely on the report of the other auditors. The consolidated balance sheet of Lotus Pacific, Inc. and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1999 were audited by Schiffman Hughes Brown, PC (whose practice became a part of Larson, Allen, Weishair & Co., LLP effective January 1, 2000) whose reports dated September 22, 1999 (except for Note 16, which is deleted as of February 28,
2000) and September 4, 1998 expressed an unqualified opinion on those consolidated statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lotus Pacific, Inc. and Subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



LARSON, ALLEN, WEISHAIR & CO., LLP
Blue Bell, Pennsylvania
September 22, 2000








                      LOTUS PACIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                      ASSETS


                                                    2000              1999
                                               --------------   -----------------
Current Assets:
 Cash.......................................    $ 27,942,258      $ 30,779,486
 Accounts receivable........................      19,534,974        27,655,975
 Accounts receivable from related parties...       5,653,533               ---
 Inventory..................................      13,185,391         4,972,965
 Prepaid expenses...........................       1,533,045               ---
 Other......................................          89,633           574,985
                                                ------------     -------------
   Total current assets.....................      67,938,834        63,983,411

Property and equipment:
 Furniture and office equipment.............       2,717,683         1,534,033
 Equipment..................................       1,175,859         1,540,221
 Leasehold improvements.....................         234,086            29,836
                                                ------------     -------------
                                                   4,127,628         3,104,090
 Less: accumulated depreciation.............       1,317,636         1,235,567
                                                ------------     -------------
                                                   2,809,992         1,868,523
Other assets:
 Restricted cash............................         300,000               ---
 Notes receivable...........................      11,860,000               ---
 Intangible asset, net of accumulated
   amortization of $713,355 in 1999.........             ---         5,098,604
 Goodwill, net of accumulated amortization
   of $11,091,760 in 2000 and $6,570,838
   in 1999..................................      64,576,749       128,157,062
 Investment in unconsolidated subsidiary....       4,329,925         8,457,314
 Other......................................         745,003           197,890
                                                ------------      ------------
                                                  81,811,677       141,910,870

                                                $152,560,503      $207,762,804
                                                ============      ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Line of credit.............................   $   1,278,000               ---
 Accounts payable and accrued expenses......      19,233,547     $   8,950,281
 Accounts payable to related parties........      15,261,506               ---
 Loans payable..............................             ---           195,565
 Notes payable..............................       1,500,000               ---
 Investment deposits........................             ---        44,695,000
 Income taxes payable.......................       2,434,150               ---
                                               -------------      ------------
   Total current liabilities................      39,707,203        53,840,846

Minority interest in subsidiaries...........       6,425,633         8,512,221

Commitments

Stockholders' equity:
 Deferred stock compensation................     (16,643,967)              ---
 Common stock...............................           64,133           63,466
 Preferred stock, Series A..................                4                4
 Additional paid-in capital.................      191,037,695      155,464,298
 Treasury stock.............................      (7,057,102)              ---
 Accumulated deficit........................     (60,973,096)     (10,118,031)
                                               --------------    -------------
                                                  106,427,667      145,409,737

                                                 $152,560,503     $207,762,804
                                               ==============    =============









                       LOTUS PACIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                     2000          1999           1998
                                               ------------    -----------  ------------
Sales.....................................      $95,496,358    $42,382,795   $ 6,154,935
Cost of sales.............................       78,885,231     37,711,338     3,408,377
                                               ------------    -----------   -----------
Gross profit..............................       16,611,127      4,671,457     2,746,558

Royalty income............................              ---        124,125     1,800,000
                                                               -----------   -----------
Operating expenses:
 Selling, general, and administrative
   expenses...............................       83,042,046     10,643,335     3,677,934
 Research and development.................       14,697,752      2,215,455     4,371,990
                                               ------------    -----------   -----------
                                                 97,739,798     12,858,790     8,049,924
                                               ------------    -----------   -----------

Operating loss............................     (81,128,671)    (8,063,208)   (3,503,366)
                                              -------------    -----------  ------------
Other income (expense):
 Interest income..........................          790,816         58,932        36,302
 Interest expense.........................        (934,044)            ---      (46,259)
 Loss on sale of joint venture interest...      (4,254,000)            ---           ---
 Gain (loss) on sale of stock of subsidiaries    41,372,561      (590,641)           ---
 Other income.............................            8,750           ---            ---
 Minority interest in income of
  consolidated subsidiaries...............        3,712,568        408,600       217,729
  Foreign exchange gain (loss)............           71,894        (1,487)            99
 Equity in earnings of
  unconsolidated subsidiaries.............          176,811      1,075,384           ---
                                              -------------     -----------  -----------
                                                 40,936,606        959,538       207,871
                                              -------------     -----------  -----------
Net loss before income taxes and
 discontinued operations..................     (40,192,065)    (7,103,670)   (3,295,495)

Income tax (expense) benefit..............     (10,663,000)            ---        80,714
                                              -------------    ------------  -----------
Net loss from continuing operations.......     (50,855,065)    (7,103,670)   (3,214,781)

(Loss) income from discontinued operations              ---       (53,017)       565,916
                                              -------------   -------------  ------------

Net loss..................................    $(50,855,065)   $(7,156,687)  $(2,648,865)
                                             ==============  =============  ============


Earnings (loss) per share

 Basic and diluted........................      $    (.80)       $   (.14)     $   (.07)
                                                ==========       =========     =========
 Discontinued operations..................             ---       $   (.01)     $     .01
                                                ==========       =========     =========

Weighted average shares...................      63,866,585      49,032,615    44,421,334







                       LOTUS PACIFIC, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998



                    Common        Preferred                 Additional    Deferred
                    Shares          Shares                    Paid-in       Stock      Treasury     Accumulated
                  Outstanding    Outstanding      Amount      Capital     Compensation    Stock       Deficit       Total
                --------------- ------------- ------------- ------------- ------------ ---------   -------------  ------------
Balance           40,737,054        4,300       $ 40,741   $ 6,188,348        ---        ---       $ (312,479)   $ 5,916,610
June 30, 1997

Issuance of
 common stock        536,000         ---             536     2,071,464        ---        ---             ---       2,072,000

Issuance of
 common stock for
   services          113,750         ---             114       454,886        ---        ---             ---         455,000

Issuance of common
 stock for purchase
  of subsidiary    6,000,000         ---           6,000    29,994,000        ---        ---             ---      30,000,000

Issuance of common
  stock warrants         ---         ---             ---        80,000        ---        ---             ---          80,000

Net loss for
 the year ended
 June 30, 1998                                                                                     (2,648,865)   (2,648,865)
                 ------------    ------------   -----------   ----------   ------------  ---------  -----------  -----------

Balance
June 30, 1998      47,386,804      4,300          47,391    38,788,698        ---       ---        (2,961,344)    35,874,745

Issuance of
 common stock         384,500        ---             384     2,164,366        ---       ---            ---         2,164,750

Issuance of common
stock for services     22,500        ---              23       134,977        ---       ---            ---           135,000

Issuance of common
 stock for purchase
 of subsidiaries   16,550,670        ---          16,550   120,564,699        ---       ---            ---       120,581,249

Less treasury stock (878,000)        ---           (878)           ---        ---     (6,188,442)      ---       (6,189,320)

Net loss for the
 year ended
 June 30, 1999                                                                                     (7,156,687)   (7,156,687)
                -------------   ------------    ---------- ------------   ----------- ----------- -------------  ------------
                  63,466,474       4,300          63,470   161,652,740        ---     (6,188,442) (10,118,031)   145,409,737

Issuance of common
 stock for Regent
 Electronics Corp.
 preferred stock   2,250,000         ---           2,250    21,232,125        ---       ---           ---         21,234,375

Treasury stock
 reissued            878,000         ---             878           ---        ---      6,188,442       ---         6,189,320

Treasury stock     (732,802)         ---           (733)           ---        ---    $(7,057,102)      ---       (7,057,835)


Retired common
 stock           (1,727,877)         ---         (1,728)  (12,456,265)        ---       ---            ---      (12,457,993)

Deferred stock
 compensation related
 to stock options       ---          ---            ---     20,609,095 $(20,609,095)    ---            ---             ---

Amortization of
 deferred stock
 compensation           ---          ---            ---            ---     3,965,128     ---           ---         3,965,128

Net loss for the
 year ended                                                                                       (50,855,065)  (50,855,065)
 June 30, 1999    -------------   --------  -----------  ------------  ------------- ---------    ------------  ------------


Balance
 June 30, 2000    64,133,795       4,300        $ 64,137  $191,037,695 $(16,643,967) $(7,057,102) $(60,973,096) $106,427,667
                  ==========    ===========    ========= =============  ============= ============ ============= ============







                             LOTUS PACIFIC, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                         2000             1999            1998
                                                   ----------------   ----------------- ----------
Cash flows from operating activities:
 Net loss......................................      $(50,855,065)    $ (7,156,687)   $(2,648,865)
 Adjustments to reconcile net loss
  to net cash provided by operating activities:
  Equity in earnings of unconsolidated subsidiaries      (176,811)      (1,075,384)           ---
   Depreciation, amortization and
     write-off of goodwill.....................         62,794,851        6,243,655     1,731,903
   Amortization of deferred stock compensation.          3,965,128              ---           ---
   Common stock issued for services............                ---          135,000       455,000
   Loss on sale of joint venture...............          4,254,000          590,641           ---
   Loss on disposal of fixed assets............             33,000              ---           ---
   Gain on sale of subsidiaries' stock.........       (41,372,561)              ---           ---
 Changes in assets and liabilities:
   Decrease (increase) in accounts receivable..          8,121,001     (20,498,144)   (6,465,616)
   Increase in accounts receivable from
    related parties............................        (5,653,533)              ---           ---
   Increase in inventory.......................        (8,212,426)      (4,972,965)           ---
   Increase in prepaid expenses................        (1,533,045)              ---           ---
   Decrease (increase) in other current assets.            485,352          185,310     (757,941)
   Increase in restricted cash.................          (300,000)              ---           ---
   Decrease (increase) in deposit..............            157,679        (107,662)      (71,092)
   Decrease (increase) in cash surrender value.             17,436         (17,436)          ---
   Increase in other assets....................          (722,228)              ---          ---
   Increase in accounts payable and
    accrued expenses...........................         10,283,266        5,981,847     2,922,185
   Increase in accounts payable to related parties      15,261,506              ---           ---
   Increase (decrease) in income taxes payable..         2,434,150         (42,110)      (81,282)
   (Decrease) increase in minority interest
    in subsidiary...............................       (2,086,588)        1,942,677     5,783,771
                                                     --------------   -------------    -----------
Net cash provided by (used in) operating activities    (3,104,888)     (18,791,258)       868,063
                                                      -------------   -------------    -----------

Cash flows from investing activities:
 Purchase of property and equipment............        (1,475,500)        (507,500)     (114,346)
 Proceeds from sale of fixed assets............             51,000              ---          ---
 Purchase of affiliates........................        (1,000,000)      (2,740,000)          ---
 Purchase of investments.......................        (5,500,025)              ---          ---
 Proceeds from sale of investment..............                ---        2,500,000          ---
 Proceeds from sale of subsidiaries' stock.....         62,164,750              ---          ---
 Additions to notes receivable.................       (11,860,000)              ---          ---
                                                      -------------   --------------   ----------
Net cash provided by (used in) investing activities     42,380,225        (747,500)     (114,346)
                                                      -------------   --------------   -----------

Cash flows from financing activities:
 Issuance of common stock......................                ---        2,164,750     2,072,000
 Issuance of common stock warrants.............                ---              ---        80,000
 (Decrease) increase in investment deposits....       (44,695,000)       44,695,000           ---
 (Decrease) increase in loans payable..........          (195,565)          195,565           ---
 Proceeds from line of credit..................          1,278,000              ---           ---
 Proceeds from issuance of notes payable.......          1,500,000              ---           ---
                                                      -------------   --------------   -----------
Net cash provided by (used in) financing activities   (42,112,565)       47,055,315     2,152,000
                                                      -------------    -------------   -----------

Net (decrease) increase in cash................        (2,837,228)       27,516,557     2,905,717
Cash, beginning of year........................         30,779,486        3,262,929       357,212
                                                      -------------    ------------   ------------
Cash, end of year..............................       $ 27,942,258     $ 30,779,486   $  3,262,929
                                                      =============    ============   ============

Supplemental disclosure of cash flow information:

 Cash paid for interest........................       $    968,044     $     59,845
                                                      =============    ============
 Cash paid for taxes...........................       $  8,250,200     $      1,400   $        500
                                                      =============    ============   ============

Supplemental disclosure of non-cash financing activities:

 Issuance of common stock for services.........                         $    135,000   $   455,000
                                                                       =============  ============
 Issuance of common stock for purchase of
  subsidiaries.................................                         $120,581,249  $ 30,000,000
                                                                       ============== ============
 Acquisition of treasury stock.................        $    869,393     $  6,047,125
                                                       ============    ==============
 Conversion of subsidiary preferred stock
  to parent common stock.......................        $ 21,234,375
                                                       ============




                                LOTUS PACIFIC, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000, 1999 AND 1998



Note 1   Description of Business:

The Company's subsidiaries design, develop and market standards-based, high-speed cable modems, DSL-based broadband access and networking related devices and teleweb systems for resale to corporate telecommuters and network service providers in the United States and internationally.

Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include all significant majority-owned subsidiaries. Affiliated companies in which Lotus has no controlling interest are accounted for using the equity method. Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates and assumptions.

Principle of Consolidation:

The accompanying financial statements include the accounts of Lotus Pacific, Inc.; its 92.3% owned subsidiary, Regent Electronics Corp. (Regent); its
64.7% owned subsidiary, Correlant Communications, Inc.(Correlant) (formerly TurboNet Communications); its 81% owned subsidiary, ARESCOM Inc.(Arescom), and its 90.5% owned subsidiary, Lotus World, Inc. The portions of Regent, Correlant, Arescom and Lotus World, Inc. not owned by the Company appears as minority interest in subsidiaries on the balance sheet. All intercompany transactions have been eliminated in consolidation.

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

Investments:

The equity method of accounting is used for the Company's 28% minority investment in USS OnLine, Inc. Under the equity method, the Company recognizes its share in the net earnings or losses each year as they occur.

The Company's less than five-percent investment in TurboComm Technology, Inc. is recorded at cost.

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

Revenue Recognition:

The Company recognizes revenue upon passing of title and risk of ownership, which coincides with the timing of product shipment. The Company, under specific conditions, permits its customers to return products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. Contract services revenue is recognized over the term of the contract as the services are performed.

Advertising Costs:

Advertising costs are charged to expense when incurred. Advertising expenses were $610,599, $133,065 and $45,082 for fiscal years 2000, 1999 and 1998, respectively.

Goodwill:

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over 10 years. Periodically, the Company reviews the recoverability of goodwill.

In management's opinion, the only material impairment that existed at June 30, 2000 was the goodwill associated with Regent. Amortization expense was $56,302,416 in 2000, $5,805,441 in 1999, and $1,067,544 in 1998. Included in
the $56,302,416 is the write-down of the impaired assets totaling $49,268,775.

Equipment and Depreciation:

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over their estimated useful lives ranging from 3 to 7 years. Depreciation expense for the years ended June 30, 2000, 1999 and 1998 was $920,841, $397,787, and $322,594, respectively.

Intangible Asset:

Intangible asset consists of patents acquired by Regent in June, 1997. The patents are carried at cost and amortized over the useful life of 17 years. Amortization expense of the intangible asset for fiscal 2000, 1999 and 1998 was $5,118,466, $341,765, and $341,765, respectively.

At June 30, 2000 management determined that these patents were totally impaired and, accordingly, the remaining balance of $4,756,225 was written off and is included in the $5,118,466 amortization expense.

Research and Development:

Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge, which will be used to develop and improve its Internet access product. The Company expenses all such research and development costs as they are incurred.

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

                                                 2000            1999            1998
                                           --------------   --------------   -----------

Net loss...............................     $(50,855,065)   $(7,156,687)   $(2,648,865)

Net loss per share of common stock:
 Basic & diluted:
  Loss from continuing operations......            $(.80)         $(.14)         $(.07)
  (Loss) income from discontinued
   operations..........................                            (.01)            .01
                                                   ------         ------         ------
Net loss...............................            $(.80)         $(.15)         $(.06)


Impairment of Long-Lived Assets:

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset's fair value or discounted estimates of future cash flows. The Company has identified impairment losses associated with Regent Electronics Corp., which consisted of goodwill and patents totaling $49,268,775 and $4,756,225, respectively. Substantially all of the Company's long-lived assets are located in the United States.

Warranty Reserves:

The Company does not provide a cable modem warranty. The warranty liability for defective product is the responsibility of the cable modem manufacturer.

The Company warrants its routers and cable data bridges for a period of three years and provides currently for the estimated costs which may be incurred under these product warranties.

Stock-Based Compensation:

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB25, when the exercise price of the Company's employee stock options is not less than the fair value for accounting purposes of the underlying stock on the date of grant, no compensation expense is recognized.

Income Taxes:

Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Comprehensive Income:

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income.

Segment Information:

SFAS No. 131, Segment Information, amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating this segment performance. The Company operates in one business segment: the design, development and marketing of Internet related products and services.

Recently Issued Accounting Standards:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will require the recognition of all derivatives on the Company's balance sheet at fair value. The FASB has subsequently delayed implementation of the standard for the financial years beginning after June 15, 2000.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. In June 2000, the SEC staff amended SAB No. 101 to provide registrants with additional time to implement SAB 101. The Company expects to adopt SAB No.101 effective October 2000. The impact on the Company's financial statements is not expected to be material.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation. The Company will be required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.


Note 3 Inventories:

Inventories consist of the following:

                                                 As of June 30,
                                              2000             1999
                                         ------------     -------------
  Raw materials................          $12,521,391      $4,794,965
  Work-in-process..............              624,000         169,000
  Finished goods...............               40,000           9,000
                                         -----------      ------------
                                         $13,185,391       $4,972,965
                                         ===========      ===========

The above inventory balances as of June 30, 2000 are net of reserves for potential excess quantities and obsolescence of approximately $2,095,000.

Note 4 Notes receivable:

The Company loaned $10,000,000 to Turbocomm Technology, Inc. (a supplier of Correlant) on April 7, 2000. The note is due one year from effective date with interest at the rate of six percent per annum.

During the year ended June 30, 2000, the Company loaned USS Online, Inc. $1,300,000. The loan is due on demand with interest at the rate of eight percent per annum.

In association with the sale of the Company's interest in a joint venture (see Note 10), the Company received a note from the buyer in the amount of $560,000. The note is due December 15, 2000 with interest at the rate of 6.5% per annum.

Note 5 Issuance of Stock:

During the year ended June 30, 2000, the Company issued 2,250,000 shares of its common stock in exchange for 1,500,000 shares of outstanding preferred stock of Regent.

During the year ended June 30, 1999, the Company issued an aggregate of 16,957,670 shares of its common stock, of which 384,500 shares were issued for cash consideration of $2,164,750, 22,500 shares were issued for consulting services, and 16,550,670 shares were issued in exchange for securities of businesses acquired.

During the year ended June 30, 1998, the Company issued an aggregate of 6,649,750 shares of its common stock, of which 536,000 shares were issued for cash consideration of $2,072,000, 113,750 shares were issued for consulting services, and 6,000,000 shares were issued in exchange for an outstanding 17% interest in Regent.

Note 6 Related Party Transactions:

Correlant Communications, Inc. (formerly TurboNet Communications) has significant transactions with two related party shareholders. In 1997, Correlant established a relationship with Toshiba Corporation ("Toshiba"), whereby Correlant and Toshiba entered into a cooperative research and development agreement. As part of this arrangement, Correlant will pay Toshiba a percentage of the selling price of each developed product sold to customers, other than Toshiba, which utilize the technology developed under the agreement. In 1998, Toshiba purchased 250,000 shares of Correlant's Series B preferred stock. Toshiba accounted for 68% of Correlant's revenues for the twelve months ended June 30, 2000. Accounts receivable from Toshiba as of June 30, 2000 were $5,653,533. As of June 30, 2000, Correlant has accrued royalties payable to Toshiba of $639,330, representing the total royalties earned by Toshiba during the twelve months ended June 30, 2000.

Correlant has also established a relationship with Turbocomm Technology, Inc. ("Turbocomm"), a company located in Taiwan that performs the manufacturing of the cable modem product. In April 1999, Correlant sold 300,000 shares of Correlant's Series C preferred stock to Turbocomm. Turbocomm warehouses the integrated circuit inventory used in the production process; however, as title and risk of loss are not transferred, the cost of the integrated circuit is maintained in inventory of Correlant until the cable modem is produced and delivered to a customer. Correlant invoices Turbocomm for the inventory at a markup to cost at the time the inventory is transferred to Turbocomm; however, no revenue is recognized until the finished cable modem is delivered to the customer. Accordingly, any amounts for which Turbocomm has been billed but delivery of the cable modem has not occurred are maintained in a deferred account and offset against the related accounts receivable until such time that the cable modem is delivered. At the time the product is delivered to the end user and Correlant recognizes revenue, Turbocomm bills Correlant for the entire cost of the finished cable modem, which includes the integrated circuit, and Turbocomm becomes liable to Correlant for the initial amount billed on the integrated circuit. As a result, Turbocomm is liable to Correlant for $6,370,898 as of June 30, 2000 and Correlant is liable to Turbocomm for $20,862,825 for the related integrated circuits used and cable modems delivered. Such amounts have been netted in the caption accounts payable to related parties in the accompanying balance sheet.

Note 7 Short-term Borrowings:

In March 2000, Arescom entered into a credit agreement with a bank, which provided for a line of credit of up to $3,000,000 for general business purposes. The line of credit bears interest at prime rate (9.5% as of June 30, 2000) plus 1.00%. Total borrowings are limited to the lesser of $3,000,000 or 80% of eligible accounts receivable plus $200,000, and are subject to Arescom's compliance with financial and reporting covenants. The credit agreement includes terms requiring satisfaction of certain financial ratios, maximum debt to equity leverage, senior indebtedness, and tangible net worth. The repayment of the borrowings is guaranteed by Lotus Pacific and is secured by virtually all of Arescom's assets. As of June 30, 1999 and 2000, the outstanding borrowings were $0 and $1,278,000, respectively.

As of June 30, 2000, Arescom was not in compliance with certain financial and reporting covenants and had received a letter from the bank waiving such compliance.

In June 2000, Arescom obtained a $1,500,000 working capital loan from a third-party in the form of an unsecured short-term promissory note, which is due in August 2000 and bears interest at 6.00% annual rate, payable at maturity.


Note 8 Acquisitions:

Fiscal 1999:

During fiscal 1999, the Company acquired controlling interest in four companies. The aggregate consideration for all transactions was approximately $2,740,000 in cash and 16,750,670 shares of common stock. The acquisitions are as follows:

Correlant Communications, Inc. (formerly TurboNet Communications):

On March 31, 1999 the Company acquired 81% of Correlant's (formerly TurboNet Communications) outstanding common stock by exchanging 11,091,396 shares of its common stock valued at $7.21 per share. The Company's stock is restricted and cannot be sold until Correlant achieves sales of $30 million and net income before income taxes of $6 million. Correlant manufactures and sells cable modems. During the three months ended June 30, 1999 all of Correlant's sales were to one customer, and its finished goods were supplied by two manufacturers. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $67,703,991. On
March 31, 2000 the Company sold approximately 17% of its ownership in Correlant for net proceeds of $62,164,750. The Company recorded a gain in the amount of $45,194,271 on the disposition.

Arescom:

On March 31, 1999 the Company acquired 81% of Arescom's outstanding common stock by exchanging 4,159,274 shares of its common stock valued at $7.21 per share. The Company's stock is restricted and cannot be sold until Arescom achieves sales of $15 million and net income before income taxes of $3 million. Arescom manufactures and sells routers. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $26,097,959.

USS Online:

On June 28, 1999 the Company formed USS Online, Inc. to which it contributed all the stock of Professional Market Brokerage, Inc. and U.S. Securities and Futures Corp.

 Professional Market Brokerage, Inc.:

 On February 23, 1999 the Company acquired all of the outstanding securities of Professional Market Brokerage, Inc. (PMB) for $240,000 in cash and 500,000 shares of the Company's common stock valued at $7.0625 per share. The common stock is restricted with a three-year holding period. PMB is engaged in the futures and options brokerage industry. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $3,114,769. Subsequent to the date of acquisition, the Company invested an additional $3,518,750 of its common stock in PMB. At June 30, 1999, these 500,000 shares of common stock are included in the Company's treasury stock.

 U.S. Securities and Futures Corp.:

 On February 23, 1999 the Company acquired all of the outstanding securities of U.S. Securities and Futures Corp. (USSF) for $2.5 million in cash and 500,000 shares of the Company's common stock valued at $7.0625 per share. USSF is engaged in the futures and options brokerage industry. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $5,949,675. Subsequent to the date of acquisition, the Company invested an additional $250,000 in USSF. At June 30, 1999, USSF owned 378,000 shares of the Company's common stock valued at $2,670,570, which are included in the Company's treasury stock.

On February 7, 2000 the Company sold 72% of its ownership in USS Online, Inc. for 732,802 shares of the Company's stock, valued at $9.6313 per share, representing an aggregate agreed value of $7,057,835. The Company recorded a loss in the amount of $4,121,710 on the disposition. The Company accounts for the 732,802 shares of its stock received as treasury stock.

Fiscal 1998:

Regent Electronics Corp.:

The Company organized Regent in January 1997 to manufacture Internet access software equipment to be marketed and sold in the Far East. In June 1997, Regent issued approximately 30% of its common stock to a third party in exchange for certain patent rights and related technology. In September 1997, the Company acquired a portion of the third-party shares (representing 17% of the common stock of Regent) in exchange for 6,000,000 shares of the Company's common stock valued at the market price of the Company's common stock at the time of the exchange.

LPF International Corp.:

In March 1998, the Company formed LPF International Corp. with an investment of $1,300,000. LPF International Corp. was incorporated to be a broker in the worldwide textile and apparel business. LPF International Corp. was sold on September 30, 1998. See Note 9.

Fiscal 1997:

Richtime Far East Ltd.:

In April 1997, the Company formed Richtime Far East, Ltd. (a Hong Kong corporation) with an investment of $600,000. Richtime Far East, Ltd. operates as a broker in the worldwide textile and apparel business. Richtime Far East, Ltd. was sold on September 30, 1998. See Note 9.

Pro Forma Information:

The following unaudited pro forma information represents the results of operations of the Company and its subsidiaries, Regent, Correlant and Arescom as if the acquisitions had taken place on July 1, 1997. These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

The figures include amortization of goodwill as if the acquisitions had taken place on July 1, 1997, and amounted to $13,774,937 and $11,693,538 in 1999 and
1998, respectively.

                                               1999              1998
                                        -----------------  ---------------
 Sales...........................          $44,208,167        $ 7,503,873
 Cost of sales...................           39,971,665          3,633,768
                                           -----------        -----------
 Gross profit....................            4,236,502          3,870,105
                                           -----------         -----------
 Royalty income..................              124,125          1,800,000
                                           ------------        -----------
 Operating expenses:
 Selling, general & administrative
  expenses.......................            24,573,118        19,616,285
  Research and development.......             2,204,255         6,541,012
                                           ------------       ------------
                                             26,777,373        26,157,297

 Operating loss...................         (22,416,746)      (20,487,192)

 Other income (expense):
  Interest income.................               93,386           153,045
  Interest expense................                  ---           (2,910)
  Other income....................               64,310            81,887
  Foreign exchange loss...........                (366)           (1,022)
                                            ------------      ------------
                                                157,330           231,000
                                            ------------      ------------

 Net loss before income taxes, minority
  interest in income of consolidated
  subsidiary and discontinued operations   (22,259,416)      (20,256,192)

 Income tax expense (benefit)......                 ---         (122,024)

 Minority interest in loss of consolidated
  subsidiaries.....................           1,656,460        1,372,105
                                          --------------   --------------
 Net loss..........................        $(20,602,956)    $(18,762,063)
                                          ==============   ==============
 Loss per share:
  Basic.............................            $  (.42)        $   (.42)
                                          ==============   ==============


Note 9  Dispositions:

Fiscal Year 1999:

LPF International Corp. and Richtime Far East, Ltd.:

On September 30, 1998 the Company sold LPF International Corp. and Richtime Far East Ltd. to an unrelated third party for $2,500,000. The Company recorded a loss in the amount of $590,641 on the dispositions and recorded the activity of the two subsidiaries as discontinued operations.


Note 10 Joint Venture:

On June 28, 1999 the Company entered into an agreement with TCL Holdings
(BVI) Co., Ltd. to establish TCL International (U.S.), Inc., a 50-50 joint venture. TCL Holdings (BVI) Co., Ltd.'s parent company owns 14.6% of the Company's outstanding common stock. During fiscal 2000 the Company invested $4,814,000 in the joint venture.

On June 16, 2000 the Company sold its stock in TCL International (U.S.), Inc. for $560,000. The Company recorded a loss of $4,254,000 on the disposition.


Note 11 Income Taxes:

The Company and its subsidiaries, except for Correlant, will file a consolidated federal income tax return as of June 30, 2000. For the years ended June 30, 1999 and 1998 the Company and its subsidiaries did not file consolidated federal income tax returns. Income taxes for the year ended June 30, consisted of the following:


                                      2000           1999         1998
                                   ------------   ----------- -----------
   Current:
     Federal.................      $ 7,655,350      $  0       $ (61,917)
     State...................        2,999,000         0         (18,797)
     Foreign.................            8,650         0             ---
                                    ------------   ----------- -----------

                                    $10,663,000     $  0       $ (80,714)
                                    ===========     ==========  ==========


For year ended June 30, 2000, the Company's benefit from (provision for) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes, minority interest, extraordinary items, and cumulative effect of accounting change as follows:


      U.S. federal income tax provision at
       federal statutory rate.......................    $(14,067,000)
      Permanent differences:
       Taxable gain on sale of subsidiary's
       stock in excess of financial statement gain..        5,835,000
      Amortization of goodwill......................       19,586,000
      Benefit of loss carryforward..................      (3,594,000)
      State income taxes net of federal
       income tax effect............................        1,949,000
      Other.........................................          954,000
                                                         ------------

                                                         $ 10,663,000
                                                         ============

The significant components of the Company's deferred tax assets as of June 30, 2000 are as follows:

     Deferred tax assets:
       Net operating loss carryforwards.............     $  3,850,000
       Research tax credit carryforwards............          504,000
       Inventory related differences................        2,116,000
       Others.......................................          256,000
                                                          ------------
     Total deferred tax assets......................        6,726,000
     Valuation allowance............................      (6,726,000)
                                                          ------------
     Net deferred tax assets........................          $     0
                                                           ===========


Note 12 Financial Instruments:

Cash accounts are secured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2000 and 1999, the uninsured balances were $27,276,000 and $30,197,000, respectively.

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, and trade accounts receivable.

The Company has concentrated its credit risk for cash by maintaining substantially all of its depository accounts in a single financial institution. Accounts in the bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At various times throughout the year the Company had cash balances in this financial institution that exceeded the FDIC limit. The financial institution has a strong credit rating, and management believes that credit risk relating to these deposits is minimal.

Cash equivalents consists of commercial paper with maturities not longer than 90 days and are maintained in an account with the investment division of the above financial institution.

While the Company does not require collateral on its trade accounts receivable, credit risk is limited because the Company's customer base consists primarily of established companies in the telecommunications industry. Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

Cash, cash equivalents, and accounts receivable approximate their fair value due to the short maturity of these instruments.

Currently, the Company is dependent upon one third-party supplier for the integrated circuits used in the Company's cable modem. The Company does not have a long-term supply contract with the supplier. If the supplier is unable or unwilling to supply the Company, or the Company decides to procure from an alternative supplier, it may take in excess of six months before receiving adequate products.


Note 13    Capital Stock:

Common stock - $.001 par value, 100,000,000 shares authorized, 64,133,795, 63,466,474, and 47,386,804 shares issued and outstanding at June 30, 2000, 1999 and 1998, respectively.

Preferred stock, Series A - $.001 par value, 100,000 shares authorized, 4,300 shares issued and outstanding at June 30, 2000, 1999 and 1998, respectively.

Common stock warrants - 8,000,000 warrants issued and outstanding at June 30, 2000, 1999, and 1998. Each warrant entitles the holder to purchase one share of the Company's common stock at $3 per share. The warrants expire May 5, 2002.


Note 14   Retired and Treasury Stock:

During the year ended June 30, 2000, Correlant (formerly TurboNet Communications) and Arescom returned Lotus Pacific common stock received in connection with the Company's acquisition of its 81% interests in each of Correlant and Arescom. The stock valued at $12,457,993 was intended for the acquired companies' employee incentive stock option plans. In Fiscal 2000, the stock was returned to the Company to be reserved for issuance upon future exercise of such stock options. Accordingly, the Company reduced its investment in the Correlant and Arescom and recorded the returned stock as retired.

The Company sold 72% of its interest in USS Online in 2000 and, as part of the transaction, reduced its treasury stock by $6,188,442. At June 30, 1999, USS Online, a 100% owned subsidiary, owned Lotus Pacific common stock valued at $6,188,442 and, accordingly, Lotus Pacific reported its stock owned by a subsidiary as treasury stock.


Note 15 Significant Customers:

For the year ended June 30, 2000 the Company and its subsidiaries had three customers with billings in excess of 10% of total revenues. Of the total revenue, Toshiba Corp. accounted for $48,967,334 (51.3%), Cable and Wireless Hong Kong Telecom $11,181,485 (11.7%), and Com 21 $10,024,897 (10.5%).

For the year ended June 30, 1999, the Company and its subsidiaries had four customers with billings in excess of 10% of total revenues. Of the total revenue, Allwell Technology accounted for $12,800,000 (30.2%), Shanghai Hong Sheng Development Corp. $6,927,002 (16.3%), Tianshi Investment Consulting, Inc. $6,000,000 (14.2%), and Toshiba Corp. $3,745,000 (8.8%).

For the year ended June 30,1998, the Company and its subsidiaries had four customers with billings in excess of 10% of total revenues. Of the total revenue, Shanghai Hong Sheng Development Corp. accounted for $4,840,000 (26.2%), Full Chance China Ltd. $2,749,000 (14.9%), and D&T Corp. $1,815,000
(9.8%).

Note 16 Stock Options:

In May 1997 the Company granted 1,090,000 options to certain officers and key employees at an exercise price of $6.00 per share. The options are 100% vested and expire five years from grant date. The exercise price in each case was equal to the fair market value of the Company's common stock at time of grant. As of June 30, 2000, 1999 and 1998 no options have been exercised.

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

Stock-Based Compensation Plan:

The stockholders approved the 2000 Equity Incentive Plan (Incentive Plan) on April 28, 2000. The Incentive Plan is administered by the Board of Directors. Employees, directors, and consultants of the Company and its affiliates, who in the judgment of the Board render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as nonstatutory stock options, stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provides 11,354,907 shares of common stock to be offered. The vesting provisions of individual options may vary. The exercise price shall not be less than 100% of the fair market value of the common stock on the grant date. No options were granted in 2000.

Correlant's Communications, Inc.'s (formerly TurboNet Communications) Stock Option Plan is as follows:

In March 1998, Correlant's Board of Directors approved the 1998 Stock Option /Stock Issuance Plan (the "Plan") under which 8,500,000 shares of Correlant's common stock are authorized for future issuance, and reserved for purchase upon exercise of options granted. The 1998 Stock Plan provides for the grant of incentive and non-statutory options and issuance of common stock under the stock issuance program (as defined) to employees, directors, and consultants.

The exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock under the stock issuance program may be no less than 85% of the fair value on the date of grant or issuance. The options are exercisable for a period of up to ten years after the date of grant and generally vest over four years. Unvested shares obtained through early exercise of options are subject to repurchase by Correlant at the original issue price.

In anticipation of Correlant's contemplated initial public offering and other events, which occurred in 1999 and 2000, Correlant reviewed its exercise prices and arrived at the fair value for accounting purposes for each option grant from July 1, 1999 to June 30, 2000. With respect to the 573,000 unrestricted options granted since July 1, 1999, Correlant has recorded deferred stock compensation of $5,135,942 for the difference between the exercise price per share determined by the Board of Directors and the fair value per share for accounting purposes at the grant date. The approximate weighted-average exercise price per share and the approximate weighted-average fair value for accounting purposes per share for the 573,000 options was $8.96. Deferred stock compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Interpretation No. 28 over the vesting period of the related options, generally four years.

The following table summarizes stock option activity under the 1998 Stock Option Plan and related information for the twelve months ended June 30, 2000:


                                                          Weighted Average
                                           Options         Exercise Price
                                      ----------------    ----------------

  Outstanding at June 30, 1999......      1,156,579             $0.06
   Granted..........................      2,276,240             $1.97
   Exercised........................        176,974             $0.04
   Canceled.........................       (13,158)             $0.06
                                         ----------           --------
  Outstanding at June 30, 2000......      3,242,687             $1.40


As of June 30, 2000, there were 371,712 options exercisable at weighted average prices of $.07 per share and 5,034,286 shares are available for future grant.

The weighted average fair value of options granted during the twelve months ended June 30, 2000 was $11.31 per share.

In connection with the acquisition of 81% of Correlant by the Company in March 1999, the Company obtained the right to acquire up to 2,479,560 additional shares of Correlant's common stock upon exercise of options to acquire such shares by the option holders. All options granted by Correlant through December 21, 1999 are subject to an exchange agreement whereby the Company will acquire 81% of the shares for which options are exercised in exchange for shares of the Company's common stock, in the ratio of .5364 share of the Company's common stock for each Correlant share. These options are subject to vesting and other restrictions and are, therefore, considered to be contingent. As of June 30, 2000, 2,479,560 shares of Correlant stock which may be issued upon exercise of outstanding options are subject to exchange for 1,330,036 shares of the Lotus Pacific common stock.

The following table summarizes all Correlant options outstanding and exercisable by price range as of June 30, 2000:


                                      Options Outstanding                Options Exercisable
                            ---------------------------------------   -------------------------------
                                    Weighted Average
                                       Remaining         Weighted                       Weighted
      Range of          Number        Contractual        Average          Number        Average
Exercise Prices      Outstanding         Life         Exercise Price   Exercisable    Exercise Price
-----------------  ----------------  ---------------- --------------  -------------- ----------------
 $0.03 to  $0.50       1,050,658           8.2            $  0.07          365,791         $0.06
           $1.00       2,010,529           9.5            $  1.00            5,921         $1.00
           $12.00         91,500           9.7            $ 12.00              ---           ---
 $15.00 to $16.80         90,000           9.9            $ 15.10              ---           ---
                    ---------------  ----------------- -------------  --------------  ---------------
 $0.03  to $16.80      3,242,687           9.1            $  1.40          371,712         $0.07



ARESCOM Inc.'s Stock Option Plans are as follows:

In April 1996, Arescom's Board of Directors approved the 1996 Stock Option Plan (the "1996 Plan") under which 1,100,000 shares of Arescom's common stock were authorized for future issuance and reserved for purchase upon exercise of options granted. The 1996 Stock Plan provides for the grant of incentive options and issuance of common stock under the stock issuance program (as defined) to employees. Under the 1996 Plan, the exercise price of incentive stock options shall be no less than the fair value of a share of common stock on the date of grant or issuance.

In April 2000, Arescom's Board of Directors approved the 2000 Equity Plan (the "2000 Plan") under which 5,218,211 shares of Arescom's common stock are authorized for future issuance, and reserved for purchase upon exercise of options granted. The 2000 Plan provides for the grant of incentive and non-statutory options and issuance of common stock under the stock issuance program (as defined) to employees, directors, and consultants.

Under the 2000 Plan, the exercise price of incentive stock options issued to a stockholder who owns more than 10% of the voting power of all classes of stock at the time of grant, shall be no less than 110% of the fair value on the date of grant. For other incentive stock options, the exercise price shall be no less than the fair value on the date of grant. The exercise price of non-statutory stock options to a service provider who owns more than 10% of the voting power of all classes of stock at the time of grant, shall be no less than 110% of the fair value on the date of grant. For other non-statutory stock options, the exercise price shall be no less than 85% of the fair value on the date of grant.

Stock options granted under the 1996 Plan and 2000 Plan are nontransferable, generally become exercisable over a four-year period, and expire ten years from the date of grant. Unvested common shares obtained through early exercise of options are subject to repurchase by Arescom at the original issue price.

The following table summarizes stock option activity under all Arescom plans:


                                                            Weighted Average
                                                Number of    Exercise Price
                                                 Shares         per Share
                                              ------------  ----------------

Options outstanding as of June 30, 1997....      226,000         $1.56
  Granted..................................      125,900         $1.53
  Exercised................................          ---           ---
  Canceled.................................      (6,000)         $2.08
                                                ---------       -------
Options outstanding as of June 30, 1998....      345,900         $1.35
  Granted..................................      158,700         $2.98
  Exercised................................        (200)         $1.25
  Canceled.................................    (106,400)         $2.69
                                               ----------       -------
Options outstanding as of June 30, 1999          398,000         $1.64
  Granted..................................    4,626,000         $2.02
  Exercised................................      (3,250)         $1.27
  Canceled.................................     (27,550)         $1.78
                                               ----------       -------
Options outstanding as of June 30, 2000....    4,993,200         $1.99


The following table summarizes all options outstanding and exercisable by price range as of June 30, 2000:


                      Options Outstanding         Options Exercisable
                -------------------------------  ----------------------
                              Weighted Average
                                Remaining
  Exercise       Number        Contractual                Number
   Prices      Outstanding        Life                  Exercisable
----------  ---------------  ----------------     --------------------
   $1.25        294,400           5.65                   243,345
   $2.00      4,441,000           9.77                    36,875
   $2.50        217,300           9.65                    27,248
   $3.75         40,500           8.56                    10,125
            ------------      ----------------    --------------------
              4,993,200           9.51                   317,593
            ============      ================     ===================


In connection with the acquisition of an 81% interest in Arescom by Lotus Pacific in March 1999 (Note 1), Lotus Pacific obtained the right to acquire 81% of the shares of Arescom's common stock reserved for issuance under the 1996 Plan. As a result, options granted by Arescom under the 1996 Plan are subject to an exchange agreement whereby upon exercise of all such stock option, 81% of Arescom's common stock receivable by the optionees, up to an aggregate of 375,200 shares, will be exchanged for up to 273,418 shares of Lotus Pacific common stock.

Had compensation cost of Correlant's (former TurboNet Communications) and Arescom's stock options been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                  2000          1999           1998
                               ------------  -----------  -------------
 Net loss:
  As reported.............   $(50,855,065)   $(7,156,687)  $(2,648,865)
  Pro forma...............   $(51,254,638)   $(7,156,687)  $(2,648,865)

 Net loss per common share:
  As reported..............         $(.80)        $(0.15)       $(0.06)
  Pro forma................         $(.80)        $(0.15)       $(0.06)


Significant assumptions used to calculate the above fair value of the awards are as follows:

                                          Correlant        Arescom
                                         ------------   ------------

   Risk free interest rates of return       6.50%          6.5%
   Expected option life:                    60 months      60 months
   Expected dividends                       $-0-           $-0-
   Expected volatility                      62%            75%


Note 17 Commitments

The Company and its subsidiaries lease office space and equipment under noncancelable lease agreements expiring at various dates through June 30, 2004 and provide, among other things, for minimum annual rentals, exclusive of additional rentals which may be required for increases in certain operating expenses and taxes. The minimum annual commitments, including estimated additional rentals based on actual amounts paid during 1999, are as follows:

                                        Lease             Sublease
    Years Ending June 30,             Obligations          Income
   -------------------------        ----------------    -------------

           2001                        $  841,232        $ 123,865
           2002                           769,551          128,820
           2003                            72,494           10,874
           2004                             2,384              ---
                                       -----------       ----------

                                       $1,685,661        $ 263,559
                                       ===========       ==========

Rent expense for the period to June 30, 2000 and 1999 was $687,111 and $483,017, respectively.


Note 18 Subsidiary Companies' Financial Information:

In fiscal 2000, Correlant (formerly TurboNet Communications) accounted for more than twenty percent of revenue and/or assets.

In fiscal 1999, the Company had two subsidiaries, which accounted for more than twenty percent of revenue and/or assets, Regent and Correlant (formerly TurboNet Communications). In fiscal 1998, Regent accounted for more than twenty percent of the revenues and assets.

Condensed financial information for Regent Electronics Corp. at June 30, 1999 and 1998:

                              BALANCE SHEETS

                                 ASSETS

                                     1999             1998
                                 --------------  ----------------
  Current assets............      $28,835,371     $  7,232,436
  Property and equipment....          962,011        1,281,029
  Other assets..............        5,121,765        5,461,930
                                  -----------     ------------

                                  $34,919,147      $13,975,395
                                  ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities........     $23,167,208      $ 2,134,683
  Stockholders' deficit:
   Common stock..............          26,000           26,000
   Preferred stock...........           1,500            1,500
   Stock warrants............           1,500            1,500
   Additional paid-in capital      13,760,500       13,760,500
   Accumulated deficit.......     (2,037,561)      (1,948,788)
                                  -----------      -----------
                                   11,751,939       11,840,712

                                  $34,919,147      $13,975,395
                                 ============     =============




                        STATEMENTS OF OPERATIONS


  Sales......................     $32,485,165      $ 6,155,000
  Cost of sales..............    (29,171,209)      (3,408,500)
  Interest income............          27,850           30,535
  Royalty income.............         124,125        1,800,000
  Operating costs and expenses    (3,554,704)      (6,251,873)
                                 ------------     ------------

  Net loss...................     $  (88,773)     $(1,674,838)




                          STATEMENTS OF CASH FLOWS

  Cash flows provided by
     operating activities....     $ 3,911,697     $(3,914,716)

  Cash flows used in
     investing activities....         (5,660)         (38,083)

  Cash flows from
     financing activities....             ---        6,436,500
                                 ------------      ------------

  Net increase in cash.......     $ 3,906,037       $2,483,701




Condensed financial information for Correlant Communications, Inc. (formerly TurboNet Communications) at June 30, 2000 and 1999:



                                  BALANCE SHEET

                                     ASSETS

                                       2000              1999
                                 -------------      --------------

  Current assets.............     $35,218,952        $  5,644,228
  Property and equipment.....       1,557,241             411,925
  Other assets...............         668,228                 ---
                                  -----------        -------------

                                  $37,444,421         $ 6,056,153
                                  ===========         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities........     $18,092,692         $ 3,057,380
  Long-term debt, related party    10,000,000                 ---

  Stockholders' deficit:
   Common stock..............       5,148,710               4,167
   Preferred stock...........       8,426,143           8,450,000
   Deferred compensation.....     (3,108,967)                 ---
   Accumulated deficit.......     (1,114,157)         (5,455,394)
                                 -------------        ------------
                                    9,351,729           2,998,773

                                  $37,444,421         $ 6,056,153
                                 ============         ===========




                             STATEMENT OF OPERATIONS


  Sales......................     $71,829,439         $ 3,745,688
  Cost of sales..............    (57,089,999)         (2,910,723)
  Interest income............         367,716              16,035
  Other gain (loss)..........          50,438             (1,487)
  Operating costs and expenses    (9,382,116)         (1,558,497)
  Provision for income taxes      (1,420,650)                 ---
                                -------------       -------------

  Net loss...................     $ 4,354,828        $  (708,984)
                                  ===========        ============




                         STATEMENT OF CASH FLOWS


  Cash flows provided by
    operating activities.....     $ 8,654,313         $   400,364

  Cash flows used in
    investing activities.....     (1,368,768)           (190,673)

  Cash flows from
    financing activities.....      10,007,825           1,470,000
                                  -----------         ------------

  Net increase in cash.......     $17,293,370          $1,679,691
                                  ===========         ===========




Note 19    Segment and Related Information:

In fiscal 2000 and 1999, the Company and its subsidiaries have been aggregated into one reportable segment: computer and Internet products. In fiscal 1998 the reportable segments were computer and Internet related products and textiles. The textile segment was sold in 1999 and reported as discontinued operations.

The following table presents revenues by region based upon location of the sale:

                                  2000          1999         1998
                               ----------   ------------  ------------

  Asia...................     $66,248,774   $34,569,315   $2,314,935
  Europe.................         $59,000           ---          ---
  United States..........     $29,443,725   $ 7,813,480   $3,840,000



Note 20    Minority Interest in Subsidiaries:

Two of the Company's subsidiaries have convertible preferred stock outstanding. The convertible preferred stock is convertible on a one-to-one basis into the subsidiaries' common stock. The outstanding preferred shares are as follows:

                                                      Shares
                                      ---------------------------------------
                                       2000            1999            1998
 Regent:
   Preferred Shares...........          -0-         1,500,000       1,500,000

 Correlant Communications, Inc.:
   Preferred Series A.........        2,300,000     2,300,000           ---
   Preferred Series B.........           250,00       250,000           ---
   Preferred Series C.........          800,000       800,000           ---
                                      ----------    ----------      ----------

 Total preferred shares.......        3,350,000     4,850,000       1,500,000
                                      =========     =========       =========


Note 21 Investment Deposits:

At June 30, 1999 Lotus had received $44,695,000 from investors that were negotiating with the Company to purchase stock of the Company's subsidiaries. During 2000, the Company refunded the deposits.


Note 22 Employee Retirement Plan:

Lotus Pacific, Inc. has a 401(k) salary deferral plan, which is funded based on employee contributions.

Correlant (formerly TurboNet Communications) has a 401(k)-salary deferral plan ("Plan"), which is funded based on employee contributions. Terms of the Plan provide for Correlant to make contributions to the Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first four percent of the eligible employee's compensation contribution (as defined). Correlant's contributions to the Plan were $55,755 for the twelve months ended June 30, 2000.


Note 23   Financisal Statement Presentation:

Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.