Form 10-K/A
period 2000-06-30
LOTUS PACIFIC INC
filed 2000-10-30
CIK 789945

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                             ____________________

                                 FORM 10-K/A
                               Amendment No. 1
(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the Fiscal Year Ended June 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      Commission File Number: 000-24999

                             LOTUS PACIFIC, INC.
          (Exact name of registrant as specified in its charter)

       Delaware                               52-1947160
(State of Organization)           (I.R.S. Employer Identification Number)

200 Centennial Avenue, Suite 201, Piscataway, New Jersey     08854
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


                  DOCUMENTS INCORPORATED BY REFERENCE

                                 None




                               PART III


Item 10.    Directors and Executive Officers of the Registrant.

The following table sets forth certain information with respect to the directors and officers of the Company as of October 30, 2000:

    Name               Age    Positions and Offices Held With the Company
----------------     -------  -------------------------------------------
June L. Chang........   48    Director
C. Jeffrey Gull......   37    Vice President
Gary Huang...........   45    Secretary, Treasurer and Director
David Leung..........   55    Director
David Li.............   35    Chief Financial Officer
Jack Lin.............   32    Director
Marx Lu..............   41    President and Chief Executive Officer of Arescom
Kuan C. Tsai.........   47    Director
Hsing Chih Tuan......   48    President of Correlant Communications
De-Liang Wang........   43    Vice President
Jeremy H. Wang.......   45    President & Director
James Yao............   47    Chairman of the Board of Directors


Ms. Chang has been a member of the Board of Directors since September 2000. From 1984 to 1989, Ms. Chang was an economist and department manager at CNTIC, a major import and export company in China. From 1993 to 1998, she served as Vice President of Producer International Inc. (USA), an international import-export company. From 1999 to present, she is self-employed as an individual investor. Ms. Chang received her M.B.A. degree from Birmingham University Business School in the United Kingdom in 1991.

Mr. Gull has been Vice President of the Company since March 1999. He began with the company on January 1, 1999. Prior to joining the company, he was the director of Asia Development for Nu Skin Enterprises, a global direct selling company that develops and markets personal care and nutritional products and also technology and telecommunication products and services. Mr. Gull spent over eight years with Nu Skin working with New Market Development and Operations for their Asia Pacific region. He has also worked in the financial and computer software industries with Dean Witter and Clyde Digital. Mr. Gull has a B.S. in business finance from Brigham Young University.

Mr. Huang has been a member of the Board of Directors since October 1998. From January 1997 to the present, Mr. Huang has served as Secretary of the Company, and he has served as Treasurer since March 2000. Prior to joining the Company, from January 1996 to January 1997, Mr. Huang was an accountant / financial analyst at Rightiming Electronics Corp., a consumer electronics technology company based in New Jersey. He holds an M.B.A. in finance from the University of New Haven and an M.A. in Economics from Yale University.

Mr. Leung has been Director of the Company since January 1997. Prior to joining the Company, he was General Manager of Shenzhen New Technology Development Co., Ltd., a computer software technology corporation in Shenzhen, China from January 1993 to March 1995. He has also been a director of Lotus International Holdings Corp., an investment management company since 1997. Mr. Leung holds a B.S. from Beijing Institute of Technology.

Mr. Li has been Chief Financial Officer of the Company since July 1999. Prior to joining the Company, from January 1999 to July 1999, Mr. Li served as Chief Financial Officer of U.S. Business Network, an Internet B-to-B company. Prior to that time, from April 1997 to December 1998, Mr. Li worked as an investment banker at Donaldson, Lufkin and Jenrette, and from January 1996 to March 1997, as an Investment Manager at Walden Investment Group, a venture capital firm. Mr. Li holds an M.B.A. from the Wharton School at the University of Pennsylvania, an M.A. from Columbia University and a B.A. from Beijing University.

Mr. Lin has been a Director of the Company since October 16, 2000. From 1998 to the present, He serves as International Marketing Manager at Crown Limited, an Australian company engaged in travel/hospitality business. From 1995 to 1998, Mr. Lin was Assistant International Manager of Conrda International. Mr. Lin holds a BA in business from Griffith University in Australia.

Mr. Lu founded, and since December 1995 has been President, Chief Executive Officer and a director of Arescom. From April 1999 to September 2000, he also served as Vice President of the Company. Prior to founding Arescom, Mr. Lu served as the Vice President of Engineering and Marketing at CNET Technologies, a new media company, from September 1994 to March 1996. Mr. Lu holds a B.S. degree in Electrical Engineering from the National Tsing Hua University (Hsin Chu, Taiwan) and a M.S. degree in Electrical Engineering from the University of Texas at Arlington.

Mr. Tsai was appointed to the Company's Board of Directors on September 19, 2000. Mr. Tsai is a CPA and is a partner in, and in 1997 founded, Kuan C. Tsai & Associates, P.C., a public accounting firm in Metuchen, New Jersey. From 1988 to 1994, He was solo practitioner of K.C. Tsai, CPA, and from 1994 to 1997, he served as President of K.C. Tsai & Co, Inc. Mr. Tsai has more than eighteen years' experience in public accounting and auditing experience, and frequently gives tax and general accounting consultation to corporate and individual clients. Mr. Tsai holds an M.B.A. from St. John's University in public accounting.

Mr.Tuan co-founded, and since February 1996 has been President of Correlant Communications, Inc. (formerly TurboNet Communications), a subsidiary of the Company. From April 1999 to September 2000, Mr. Tuan also served as Vice President of the Company. From 1992 to 1995, Mr. Tuan served as both a director and lead software engineer at MultiSpectra Engineering, Inc., an engineering consulting company. Mr. Tuan has over ten years experience in the design and implementation of satellite communications systems, over 4 years experience in the design and implementation of digital television systems and over 3 years experience in the design and implementation of data-over-cable systems.
Mr. Tuan received his B.S. in Electrical Engineering from the National Chiao University in Taiwan in 1975 and his M.S. in Electrical Engineering from the University of Southern California in 1979.

Mr. De-Liang Wang has been Vice President of the Company since March 1999. Prior to that time, from January 1996 to March 1999, Mr. Wang served as Vice President of Regent Electronics Corp., a subsidiary of the Company. Mr. Wang was employed as a senior hardware engineer at AT&T Bell Laboratories from May 1990 to December 1995.

Mr. Jeremy Wang has been the Company's President since March 1999 and a Director since May 1997. Prior to joining the Company, from September 1991 to March 1999, Mr. Wang served as a Senior Technology Analyst at AT&T where he managed the development of next generation communications systems. Mr. Wang holds an M.S. in Computer Sciences from the New Jersey Institute of Technology, an M.S. in Engineering from the University of Virginia and a B.S. in Engineering from National Taiwan University.

Mr. Yao has been Chairman of the Company's Board of Directors since January 1997. Previously, he served as President of the Company from December 1996 to March 1999. Mr. Yao has over 16 years of business experience in multinational companies, most recently with Yao Investment Corp., an investment management company, from January 1999 to the present, and Lotus International Holdings Corp., where he has served as President since December 1996. Mr. Yao graduated from Miya Gawa University in Tokyo, Japan.

None of the members of the Board of Directors or executive officers of the Company are related to one another.


Compliance With Section 16(A) of The Securities Exchange Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and Directors and persons who own more than 10% of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. To the Company's knowledge, based solely on a review of the Forms 3, 4, and 5 submitted to the Company during and with respect to Fiscal 2000, there are no known failures to file a required Form 3, 4 or 5 and, except for a late filing of a Form 3 by each of James Yao, David Leung, Evolving Investments Ltd., and Yao Investment Corp., no known late filings of a required Form 3, 4 or 5 during Fiscal 2000 by any person required to file such forms with respect to the Company pursuant to Section 16 of the Exchange Act.


Item 11. Executive Compensation.

The following table sets forth for the fiscal years ended June 30, 1998, 1999 and 2000 the compensation for services in all capacities to the Company of the persons who were at June 30, 2000 (i) the chief executive officer of the Company, and (ii) other executive officers of the Company who received over $100,000 in compensation during any of the three years (collectively, the "Named Officers").


                       SUMMARY COMPENSATION TABLE

        Annual Compensation                                           Long Term Compensation
--------------------------------------------------------  ----------------------------------------------
                                                          Restricted  Securities
Name and Principal                          Other Annual    Stock     Underlying   LTIP     All Other
Position         Year  Salary($)  Bonus($)  Compensation    Award     Options/SAR  Payouts  Compensation
---------------  ----  ---------  --------  ------------  ----------  -----------  -------  ------------
Jeremy Wang      2000  120,000     60,000        ---         ---          ---        ---        ---
President        1999   40,000(1)   ---          ---         ---          ---        ---        ---
                 1998    N/A        ---          ---         ---          ---        ---        ---

David Li         2000   66,667(2)  90,000        ---         ---        300,000      ---        ---
                 1999    N/A        ---          ---         ---          ---        ---        ---
                 1998    N/A        ---          ---         ---          ---        ---        ---

Hsinh Chih Tuan  2000  209,263     82,250        ---         ---          ---        ---        ---
President of     1999               ---          ---         ---          ---        ---        ---
Correlant        1998               ---          ---         ---          ---        ---        ---
Communications

Max Lu           2000  163,385      ---          ---         ---      1,400,000(2)   ---        ---
President & CEO  1999               ---          ---         ---          ---        ---        ---
of Arescom       1998               ---          ---         ---          ---        ---        ---
--------------------------------------------------------------------------------------------------------

(1) Reflects actual salary paid during the portion of Fiscal 1999 that Mr. Wang was employed by the Company. Mr. Wang's annual salary rate during such time was $120,000.

(2) Reflects actual salary paid during the portion of Fiscal 1999 that Mr. Li was employed by the Company. Mr. Li's annual salary rate during such time was $80,000.

(3) Options are for the purchase of  common stock of Arescom.


Stock Options

The table below sets forth information with respect to stock option grants made to the Named Officers during Fiscal 2000. No stock appreciation rights were granted during Fiscal 2000.

                     Options Granted in Fiscal 2000

                             Individual Grants
            -----------------------------------------------------------------------------------
            Number of       % of Total                             Potential Realizable Value
            Securities      Options                                  at Assumed annual Rates
            Underlying      Granted to                             of Stock Price Appreciation
            Options         Employees    Exercise                        for Option Term
            Granted (#)     in Fiscal    Price Per    Expiration   ----------------------------
Name                            2000     Share ($/sh)   Date           5% ($)         10% ($)
----------  --------------  -----------  -----------  -----------  -------------   ------------
David Li(1)    300,000        100.00      $12.00
Max Lu (2)   1,400,000          26.8       $2.00        6/30/09     $1,760,905      $4,462,479


(1) The stock options granted are vested as to 100,000 shares annually and expire five years from the grant date.

(2) Options are for the purchase of common stock of Arescom and percentage relates to outstanding stock of Arescom.

Potential realizable values are net of exercise price, but before the payment of taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent estimates or projections of future common stock prices. These amounts represent assumed rates of appreciation in the value of the common stock from the fair market value on the date of grant, which was $2.00 and $12.00 per share, respectively. Actual gains, if any, on stock option exercises are dependent on the future performance of Arescom common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

The options granted by Arescom are not immediately exercisable, and are subject to Arescom's right to repurchase the shares at their exercise price if the optionee ceases to be employed by Arescom. This repurchase right lapses over a period of time and upon certain events.


Option Exercises and Holdings

The table below sets forth information with respect to the Named Officers concerning their exercise of options during Fiscal 2000 and the unexercised options held by them as of the end of such year.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION VALUES

                                                     Number of Securities         Value of Unexercised
                                                    Underlying Unexercised        In-the-Money Options
                                                   Options at June 30, 2000        at June 30, 2000(1)
                 Number of Shares       Value     ---------------------------  --------------------------
Name             Acquired on Exercise  Realized    Exercisable  Unexercisable  Exercisable Unexercisable
---------------  --------------------  ---------  ---------------------------  --------------------------
Jeremy Wang             ---               ---       180,000         ---         $695,500        ---
David Li                ---               ---       100,000       200,000          0             0
Hsing Chih Tuan         ---               ---         ---           ---            ---          ---
Max Lu(1)               ---               ---         ---       1,400,000         n/a          n/a
---------------

(1) Relates to shares of Arescom common stock, which is not publicly traded.

(2) Based upon the market price of $9.875 per share, which was the last reported sales price per share of Common Stock on OTC Bulletin Board on June 30, 2000, less the option exercise price payable per share.

Director Compensation

During Fiscal 2000, non-employee directors of the Company were each paid $1,000 for each regular meeting of the Board of Directors which they attended and $800 for each special or committee meeting of the Board of Directors which they attended, plus, in each case, actual out-of-pocket expenses for attendance. Non-employee directors are eligible to receive an option to purchase 5,000 shares of the Company's common stock for each fiscal year which they serve as Directors. Prior to Fiscal 2000, no payments were made and no stock options were granted to non-employee directors.

Directors who are also employees of the Company do not receive cash payments or stock options for their service on the Board of the Directors.


Employment Contracts, Termination of Employment, and Change in Control
Agreements

None of the Company's executive officers have employment or severance agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors.


COMPENSATION COMMITTEE REPORT ONEXECUTIVE COMPENSATION

The Company operates in the extremely competitive and rapidly changing high technology industry. The Committee believes that the compensation programs for the executive officers should be designed to attract, motivate and retain talented executives responsible for the success of the Company and should be determined within a competitive framework and based on the achievement of designated financial targets, individual contribution and financial performance relative to that of the Company's competitors. Within this overall philosophy, the goals of the Committee are to:

- attract, retain and motivate highly qualified executive officers and employees who contribute to the long-term success of the Company;

- align the compensation of executive officers with business objectives and performance;

- align incentives for executive officers with the interests of shareholders in maximizing value.

The guiding principle of the Compensation Committee is to establish a compensation program that aligns executive compensation with the Company's objectives and business strategies as well as with operational and financial performance. Accordingly, each executive officer's compensation package is responsibilities, performance and expertise and is designed to be competitive with salary levels in effect at high technology companies of the same size;
(b) annual cash bonuses tied to the Company's achievement of specified goals; and (c) non-qualified stock options which strengthen the alignment of interests between the executive officers and the Company's stockholders.


Compensation Committee Interlocks and Insider Participation

During Fiscal 2000, Jeremy Wang, the Company's President, and James Yao, the Company's Chairman of the Board, were members of the Company's
Compensation Committee.


STOCK PERFORMANCE

The following table compares the percentage change in cumulative total shareholder return on the Company's Common Stock against the cumulative total return of the Russell 3000 Index and the Chase Hambrecht & Quist Technology Index from May 9, 1997, the earliest date for which trading records with respect to the Company's Common Stock are available, through June 30, 2000. The comparisons in this table are required by the Securities and Exchange Commission. The stock price performance shown on the table is not intended to forecast or be indicative of future price performance.

                    5/9/1997    6/30/1997    6/30/1998    6/30/1999    6/30/2000
                    --------    ---------    ---------    ---------    ---------
[S]                  [C]          [C]          [C]          [C]         [C]

Lotus Pacific         $100        $117         $337         $350         $329
Russell 3000           100         108          137          163          176
H&Q Technology Index   100         107          115          186          310



Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of October 12, 2000, by (i) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (ii) the Company's executive officers named in the Summary Compensation Table above, (iii) each director and nominee for director of the Company, and
(iv) all current executive officers and directors as a group as of October 12, 2000:

(i)Beneficial Owners of more than 5% of Common            Number of Shares
   Stock (other than directors and executive officers)  Beneficially Owned(1)  Percentage of Class(1)
------------------------------------------------------  ---------------------  ----------------------
TCL Industries Holdings (HK) Ltd. (2)                         9,606,671               14.9%
13/F, TCL Tower
8 Tai Chung Road
Tsuen Wan, Hong Kong

Evolving Investments Limited (3)                              8,000,000               11.1%
25 G Block 10 Locwood Ct
Kingswood Villas Yuen Lon
NT Hong Kong

Yao Investment Corp (4)                                       8,000,000               12.5%
200 Centennial Avenue
Piscataway, NJ 08854

Lotus International Holdings Corp. (5)(6)                     7,031,999               11.0%
200 Centennial Avenue, Suite 201
Piscataway, NJ 08854

Rightiming Electronics Corp.(7)                               5,666,000                8.0%
P.O. Box 186
Piscataway, NJ 08855

-----------------------------------------------------------------------------

(ii) Directors and Executive Officers

James Yao (8)                                                15,211,999               23.7%
Jeremy Wang (9)                                                 180,000                 *
David Li(10)                                                    300,000                 *
David Leung                                                     500,000                 *
Hsing Chih Tuan(11)                                             452,000
Max Lu(12)                                                    1,784,000
Kuan C. Tsai                                                      5,000                 *
Gary Huang                                                            0                 0
June L. Chang                                                     5,000                 *
De-Liang Wang                                                    50,000                 *
C. Jeffrey Gull                                                       0                 0

-----------------------------------------
(iii) All directors and executive officers as a
      group                                                  16,251,999              25.2%
(consisting of 11 persons)
------------------------------------------

* Less than one percent

(1) All information is as of October 12, 2000 and was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission.

(2) TCL Industries Holdings (HK) Ltd. is an affiliate of TCL Holdings Group.

(3) Evolving Investments Limited owns currently exercisable warrants to purchase 8,000,000 shares of Common Stock. Mr. Sunman Lee owns Evolving Investments Limited and has sole dispositive power with respect to such warrants.

(4) Mr. James Yao is the sole stockholder of Yao Investment Corp. and has sole voting power and dispositive power with respect to the 8,000,000 shares of Common Stock owned by Yao Investment Corp.

(5) Mr. James Yao, Chairman of LPFC's Board of Directors, Mr. David Leung, a director of LPFC, and Mr. James Liu, former Vice President and director of LPFC, are directors of Lotus International Holdings Corp. Mr. Yao and Mr. Liu are the majority stockholders of Lotus International Holdings Corp. and have shared voting power and shared dispositive power with respect to the shares held by Lotus International Holdings Corp. Mr. Leung has no voting power and no dispositive power with respect to such shares.

(6) Lotus International Holdings Corp. also owns all 4,300 outstanding shares of LPFC's Series A Preferred Stock.

(7) Robert Wang and John Wang are the principal stockholders of Rightiming Electronics Corp. and are not related to Jeremy Wang or De-liang Wang. Jeremy Wang and De-liang Wang are not related to each other.

(8) Includes 180,000 shares subject to stock options that are currently exercisable; 7,031,999 shares of Common Stock beneficially owned by Lotus International Holdings Corp. and 8,000,000 shares of Common Stock beneficially owned by Yao Investment Corp.

(9) Includes 180,000 shares subject to stock options that are currently exercisable.

(10)Includes 100,000 shares subject to stock options that are currently exercisable.

(11)Mr. Tuan is President of Correlant Communications, Inc., a subsidiary of the Company. The stock shares he owns as indicated above are common stock of Correlant Communications.

(12)Includes 1,400,000 shares of stock options for purchase of common stock of Arescom, and 384,000 shares of Arescom's common stock. Mr. Lu is President of Arescom, Inc., a subsidiary of the Company.


Item 13. Certain Relationships and Related Transactions.

As best knowledge of the Company, during Fiscal 2000, Lotus Pacific had no related party transactions of the kind described in Item 404 of Regulation S-K.





                               Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: October 30, 2000                Lotus Pacific, Inc.

                                      By:  /s/  Jeremy Wang
                                      ------------------------------
                                      Jeremy Wang, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/   James Yao
------------------------------------          Date:  October 30, 2000
James Yao, Chairman

/s/  David Li
------------------------------------          Date:  October 30, 2000
David Li,  Chief Financial Officer

/s/ June L. Chang
------------------------------------          Date:  October 30, 2000
June L. Chang, Director

/s/   David Leung
------------------------------------          Date:  October 30, 2000
David Leung, Director

/s/ Jack Lin
------------------------------------          Date:  October 30, 2000
Jack Lin, Director

/s/ Gary Huang
------------------------------------          Date:  October 30, 2000
Gary Huang, Director

/s/ Kuan C. Tsai
------------------------------------          Date:  October 30, 2000
Kuan C. Tsai, Director