Form 10-Q
period 2000-09-30
LOTUS PACIFIC INC
filed 2000-11-20
CIK 789945

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-Q

              (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended September 30, 2000

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

        (1)  Yes    X    No _____    (2)  Yes    X    No _____

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 25, 2000:

                   Class                   Number of Shares

                Common Stock                  64,133,795
            Par Value $.001 Per Share






                             LOTUS PACIFIC, INC.

                                    INDEX



PART I   FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     (1) Condensed Consolidated Balance Sheets as of September 30, 2000 (unauduited) and June 30, 2000

     (2) Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2000 and 1999

     (3) Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months ended September 30, 2000 and 1999

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

  ITEM 3.  Defaults upon Senior Securities

  ITEM 4.  Submission of Matters to a Vote of Security Holders

  ITEM 5.  Other Information

  ITEM 6.  Exhibits and Reports on Form 8-K


  Signatures





                                   PART I

                            FINANCIAL INFORMATION




ITEM 1. Financial Statements




                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                             ASSETS


                                              September 30,        June 30,
                                                  2000              2000
                                              ------------      ------------
                                               (Unaudited)        (Audited)
Current Assets:
  Cash....................................    $ 51,997,290      $ 27,942,258
  Accounts receivable.....................      42,942,445        19,534,974
  Accounts receivable from related parties      21,515,322         5,653,533
  Inventory...............................      14,475,155        13,185,391
  Prepaid expenses........................       1,265,140         1,533,045
  Other...................................         116,376            89,633
  Deferred tax asset......................       1,313,000               ---
                                              ------------      ------------
       Total current assets...............     133,624,728        67,938,834
                                              ------------      ------------

Property and equipment:
  Furniture and office equipment..........       2,828,878         2,717,683
  Equipment...............................       1,682,106         1,175,859
  Leasehold improvements..................         291,253           234,086
                                              ------------      ------------
                                                 4,802,237         4,127,628
  Less: accumulated depreciation..........       1,556,018         1,317,636
                                              ------------      ------------
                                                 3,246,219         2,809,992
                                              ------------      ------------

Other assets:
  Restricted cash.........................             ---           300,000
  Notes receivable........................      11,860,000        11,860,000
  Goodwill, net of accumulated amortization of
    $12,983,473 at September 30, 2000 and
    $11,091,760 at June 30, 2000..........      62,685,036        64,576,749
  Investment in unconsolidated subsidiary        4,271,586         4,329,925
  Other...................................       1,572,068           745,003
                                              ------------      ------------
                                                80,388,690        81,811,677
                                              ------------      ------------

                                              $217,259,637      $152,560,503
                                              ============      ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit..........................    $  3,000,000      $  1,278,000
  Accounts payable and accrued expenses...      24,815,444        19,233,547
  Accounts payable to related parties.....      49,184,130        15,261,506
  Notes payable...........................       1,914,390         1,500,000
  Deposits................................       1,612,328               ---
  Income taxes payable....................       7,588,150         2,434,150
                                               ------------      ------------
       Total current liabilities..........      88,114,442        39,707,203
                                              ------------      ------------

Minority interest in subsidiaries.........      17,632,955         6,425,633
                                              ------------      ------------
Commitments

Stockholders' equity:
  Common stock............................          64,133            64,133
  Deferred stock compensation.............    (18,295,593)      (16,643,967)
  Preferred stock, Series A...............               4                 4
  Additional paid-in capital..............     201,251,496       191,037,695
  Treasury stock..........................     (7,057,102)       (7,057,102)
  Accumulated deficit.....................    (64,450,698)      (60,973,096)
                                              ------------      ------------
                                               111,512,240       106,427,667
                                              -------------     ------------

                                              $217,259,637      $152,560,503
                                            ============        ============


               See notes to consolidated financial statements.





                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)


                                                  2000              1999
                                              ------------      ------------

Sales.....................................    $ 99,906,930      $ 11,237,743
Cost of sales.............................      81,334,231         9,152,532
                                              ------------      ------------
Gross profit..............................      18,572,699         2,085,211

                                              ------------      ------------
Operating expenses:
  Selling, general, and administrative
    expenses..............................       8,418,948         6,204,325
  Research and development................       8,344,965         1,090,600
                                              ------------      ------------
                                                16,763,913         7,294,925
                                              ------------      ------------

Operating income (loss)...................       1,808,786        (5,209,714)
                                              ------------      -------------

Other income (expense):
 Interest income..........................         429,403            66,305
 Interest expense.........................        (84,105)              ---
 Other income.............................          11,040            23,680
 Minority interest in (income) loss of
   consolidated subsidiaries..............        (961,669)          638,166
 Foreign exchange gain....................          20,211               ---
 Equity in earnings of unconsolidated
   subsidiaries...........................         (58,339)          262,918
                                               ------------      ------------
                                                  (643,459)          991,069
                                               ------------      ------------

Net income (loss) before income taxes.....       1,165,327        (4,218,645)

Income tax (expense) benefit..............      (4,642,929)              ---
                                               ------------      ------------

Net loss..................................    $( 3,477,602)     $( 4,218,645)
                                              =============      ============

Earnings (loss) per share
  Basic and diluted.......................      $     (.05)       $     (.07)
                                               ============      ============

Weighted average shares...................       64,133,795        64,544,474
                                               ============      ============



               See notes to consolidated financial statements.




                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Unaudited)


                                                  2000              1999
                                              ------------      ------------

Cash flows from operating activities:
  Net loss................................    $( 3,477,602)    $( 4,218,645)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Equity in earnings of unconsolidated
      subsidiaries........................          58,339         (262,918)
    Depreciation and amortization.........       2,130,095         1,970,070
    Amortization of deferred stock
      compensation........................       8,562,174               ---
    Minority interest in subsidiary.......       (961,669)         1,764,539
  Changes in assets and liabilities:
    Increase in accounts receivable.......    (23,407,470)      ( 2,907,493)
    Increase in accounts receivable from
      related parties.....................    (15,861,789)              ---
    (Increase) decrease in inventory......     (1,289,764)           655,067
    Decrease in prepaid expenses..........         267,905               ---
    Decrease (increase) in other current
      assets..............................        (26,743)           384,328
    Decrease in restricted cash...........         300,000               ---
    Decrease in deposit...................             ---           101,868
    Increase in cash surrender value......             ---           (3,000)
    Increase in other assets..............       (827,065)               ---
    Increase in deferred tax asset........     (1,313,000)               ---
    Increase (decrease) in accounts payable
      and accrued expenses................       5,581,897        (4,484,020)
    Increase in accounts payable to
      related parties.....................      33,922,624               ---
   Increase in income taxes payable.......       5,154,000               ---
                                              ------------      ------------
Net cash provided by (used in) operating
  activities..............................       8,811,932        (7,000,204)
                                              ------------      ------------

Cash flows from investing activities:
  Purchase of property and equipment......       (655,618)         (285,825)
  Purchase of investments.................             ---       (3,466,800)
  Proceeds from sale of subsidiary
    preferred stock.......................      12,150,000               ---
                                              ------------      ------------
Net cash provided by (used in) investing
  activities..............................      11,494,382       (3,752,625)
                                              ------------      ------------

Cash flows from financing activities:
  (Decrease) increase in investment deposits     1,612,328      (14,295,000)
  (Decrease) increase in loans payable....             ---         (195,565)
  Proceeds from line of credit............       1,722,000               ---
Proceeds from issuance of notes payable...         414,390               ---
                                               ------------     ------------
Net cash provided by (used in) financing
  activities..............................       3,748,718      (14,490,565)
                                               ------------     ------------

Net (decrease) increase in cash...........      24,055,032      (25,243,394)
Cash, beginning...........................      27,942,258        30,779,486
                                              ------------      ------------

Cash, end.................................    $ 51,997,290      $  5,536,092
                                               ============     ============

Supplemental disclosure of cash flow information:

  Cash paid for interest..................      $   84,105      $       ---
                                              ============      ============
  Cash paid for taxes.....................    $  9,050,000      $        ---
                                              ============      ============


               See notes to consolidated financial statements.



                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                 (Unaudited)


NOTE 1    GENERAL

Lotus Pacific, Inc. ("LPFC") creates, manages, and operates communications and network technology companies. LPFC and its subsidiaries (the "Company") provide solutions for the communications and network technology markets. The Company is engaged in the development, manufacture, and distribution of products used for broadband Internet access, including "DOCSIS certified" data-over-cable equipment, digital subscriber line ("DSL") access and networking devices, and Internet set-top boxes. The Company also provides private label online auction services in foreign markets.


NOTE 2   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form
10-Q and Article 10 of Regulation S-X relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended June 30, 2000 ("fiscal 2000").

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying condensed consolidated financial statements have been included. The results reported in these condensed consolidated financial statements for the three-month period ended September 30, 2000 should not be regarded as necessarily indicative of results that may be expected for the year ended June 30, 2001 ("fiscal 2001").

The accompanying unaudited condensed consolidated financial statements include the accounts of LPFC and its four majority-owned subsidiaries: Regent Electronics Corp. (92.3% owned), Correlant Communications, Inc. (formerly TurboNet Communications) (64.7%), Arescom, Inc. (81%) and Lotus World, Inc. (90.5%) The minority interests in the subsidiaries are reflected as such on the balance sheet in accordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.


NOTE 3   INVENTORIES

As of September 30, 2000, inventories consist of the following:

               Raw materials                ---
               Work-in-process              ---
               Finished goods      $ 14,475,155
                                   ------------

                                   $ 14,475,155
                                   ============

The above inventory balances as of September 30, 2000 are net of reserves for potential excess quantities and obsolescence of approximately $883,603.


NOTE 4   STOCK BASED COMPENSATION

The Company's subsidiary, Arescom, Inc. ("Arescom"), granted 550,000 Incentive Stock Options (ISOS) to employees during the quarter ended September 30, 2000. Arescom recorded deferred compensation of $1,100,000 and amortized deferred compensation of $49,652. The amortization of deferred compensation for ISOS granted in the prior year is $1,830,843.

The Company's subsidiary, Correlant Communications, Inc. ("Correlant"), also has an Incentive Stock Option Plan and it has elected to follow APB Opinion 25 "Accounting of Stock Issued to Employees" in accounting for its employee stock options. When calculating the deferred compensation, the options had to be split between LPFC shares and Correlant shares because the LPFC shares granted include a contingent component associated with the grant. The contingent component was that the shares of LPFC stock could be sold when certain financial goals were met. LPFC lifted the restriction during the quarter and, accordingly, Correlant amortized all of the deferred compensation from the original grant date. The total amortization amounted to $6.7 million. The amortization expense was charged to research and development, $4.8 million and to general and administrative expense, $1.3 million.


NOTE 5    INCOME TAXES

The Company's September 30, 2000 provision for income taxes differed from the amount computed by applying the statutory U.S. Federal income tax rate to income before income taxes and minority interest as follows:


      U.S. Federal income tax provision
        at Federal statutory rate           $    407,800
      Amortization of goodwill                   630,000
      Deferred compensation amortization       2,996,700
      Other                                      608,429
                                            ------------
                                            $  4,642,929
                                           =============


NOTE 6     PREFERRED STOCK

During the quarter ended September 30, 2000, Arescom sold preferred stock to third parties for net proceeds of $12,150,000.




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


RESULTS OF OPERATIONS

REVENUES

Revenues for the three-month period ended September 30, 2000 were $ 99.9 million as compared to revenues for the corresponding three-month period ended September 30, 1999 of $ 11.2 million. The change represented increases of $88.4 million, or 790%, for the quarter ended September 30, 2000 over the quarter ended September 30, 1999. The increase in revenues was primarily a result of Correlant's sales of cable modems to several new customers, including Com21, Terayon and Best Bata after receiving its DOCSIS1.0 certification and Arescom's increased sales of its ATM and DSL products. For the quarter ended
September 30, 2000, a significant portion of the revenues, $87.9 millions or approximately 88%, was from Correlant, and Arescom contributed $11.9 million, or about 12%, to the revenues. For the three-month period ended September 30, 2000, Regent Electronics Corp. and Lotus World, Inc., two subsidiaries of the Company, have no operating revenues.

COST OF SALES

Cost of sales consisted principally of the cost of components, contracted manufacturing charges, other materials, in certain case labor related to testing and warranty expenses. The Company outsourced substantially all of its manufacturing operation, and had no manufacturing plant. Cost of sales increased from $9.2 million during the three-month period ended September 30, 1999 to $81.3 million in the corresponding period ended September 30, 2000. This increase in cost of sales reflected the increased level of sales. The gross margin was 18.59% in the three-month period ended September 30, 2000 as compared to 18.55% of the corresponding period of 1999. The Company expects that gross margins will fluctuate due to changing product mix, and different sales prices, and product quantities shipped to various customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $8.4 million in the three-month period ended September 30, 2000 compared to $6.2 million in the corresponding period of the prior year, which represented a 35.7% of increase. The increase was primarily the result of increased staffing and growth in recruiting and facility related expenses. To a lesser extent, this increase was due to the amortization of deferred compensation of $1.4 million during this period. As a percentage of net sales, selling, general and administrative expenses decreased from approximately 55% for the quarter ended September 30, 1999 to 8.5% for the same period of this year.

RESEARCH AND DEVELOPMENT

Research and development expenses increased from $1.1 million for the three-month period ended September 30, 1999 to $8.3 million for the three-month period ended September 30, 2000. This increase was primarily due to the growth of our research and development staff and consultants to support the commercial development of current and future products and nonrecurring engineering charges. To a lesser extent, this increase was due to the amortization of deferred compensation of $4.8 million during this period. As a percentage of net revenue to our research and development expenses decreased from 9.7% in the three-month period ended September 30, 1999 to 8.4% in the corresponding period of 2000. The decrease in research and development expense as a percentage of net revenue was primarily the result of an increase in net revenues. We believe that continued investment in research and development is critical to meet the demands of our customers and reduce the cost of our products.

DEPRECIATION AND GOODWILL AMORTIZATION

The Company has accumulated approximately $75.7 million of goodwill from acquisitions of businesses since September 1997. The goodwill is amortized on the straight-line basis over 10 years. For the three-month period ended September 30, 2000, the depreciation and amortization expense was $2.13 million compared to $1.97 million for the corresponding period of the previous year.

OPERATING INCOME

Operating income for the three-month period ended September 30, 2000 was $1.8 million compared to operating loss of $5.2 million for the three-month period ended September 30, 1999. The $7.0 million of increase in operating income was primarily a result of increased sales from both Correlant and Arescom.

OTHER INCOME (LOSS)

Due to increased average cash balances and interest receivable on the notes receivable, the Company's interest income increased from $66,305 for the three-month period ended September 30, 1999 to $429,403 for the same period ended September 30, 2000. However, the minority interest in income of consolidated subsidiaries was decreased from income of $638,166 for the quarter ended September 30, 1999 to a loss of $961,669 for the same period of this year. As a result, the Company has other expenses of $643,459 compared to gain of $991,069 for the same period of the previous year.

INCOME TAXES

During the quarter ended September 30, 2000, the Company recorded income tax provision of $4.6 million as compared to zero for the quarter ended
September 30, 1999. The amounts of income tax provision for the quarter ended September 30, 2000 reflect the increased net income of Correlant.

NET INCOME (LOSS) AND EARNING PER SHARE

For the quarter ended September 30, 2000, the company had net loss of $3.5 million, or $0.05 per share, compared to a net loss of $4.2 million for the same period of the prior year. The decrease in net loss during the current period was attributable primarily to the operations of Correlant and Arescom during the period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash and cash equivalents of $52.0 million as compared to $27.9 million at June 30, 2000.

For the three-month period ended September 30, 2000, net cash provided by operating activities was $8.8 million compared to net cash used in operating activities of $7.0 million for the same period of the previous year. The increase in cash and cash equivalents provided by operating activities during the quarter ended September 30, 2000 was primarily due to the decrease in net loss, increase in amortization of deferred stock compensation, and higher accounts payable and accrued liabilities, which was partially offset by increase in accounts receivable and inventory.

Net cash and cash equivalents used in investing activities during the thee-month period ended September 30, 2000 was $11.5 million as compared to net cash used of $3.75 million for the corresponding period ended September 30, 1999. The increase in cash and cash equivalents provided in investing activities in the quarter ended September 30, 2000 was largely due to proceeds from sale of subsidiary preferred stock.

Net cash and cash equivalents provided in financing activities during the thee-month period ended September 30, 2000 was $3.75 million compared to net cash used in financing activities of $14.50 million for the same period of the previous year. The increase in cash provided by financing activities during the quarter ended September 30, 2000 resulted primarily from proceeds from line of credit and increase in investment deposits.

As a result, for the three-month period ended September 30, 2000, the Company's cash and cash equivalents increased $24.1 million to $52.0 million.

The Company has no material long-term debt, and Arescom, a subsidiary of the Company, has $3.0 million of line of credit for general business purposes. The Company has no material commitment for capital expenditures, however, we anticipate increasing capital expenditures consistent with anticipated growth in operations.

The Company believes that the existing cash and cash equivalents together with funds generated from operations will be sufficient to meet its operating requirements for the next 12 months. The Company's continuing operating and investing activities may nevertheless make it necessary or desirable that the Company obtains additional financing through loans or additional public or private offerings of its securities. There can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, if at all.


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

                              OTHER INFORMATION


ITEM 1.  Legal Proceedings

         None.


ITEM 2.   Changes in Securities and Use of Proceeds


In November 2000, Arescom, a subsidiary of the Company, issued certain Series
A Preferred Stock to unrelated accredited investors for approximately thirteen million dollars in cash. In March and October 2000, the Company sold portions of its equity interest in Correlant and Arescom to unrelated offshore investors for approximately seventy-three million dollars in cash. In connection with the transactions, Hywin Investments Limited has been granted stock options to purchase Correlant and Arescom shares from the Company. Said options expire on November 15, 2005. The total number of shares issuable upon exercise is approximately two million eight hundred twenty-seven thousand Corelant shares and five million seven hundred forty-six thousand Arescom shares, respectively. The exercise prices are calculated on the basis of valuations of one hundred twenty million dollars and fifty million dollars divided by the total number of Correlant shares and Arescom shares issued and outstanding as of November 15, 1999, respectively.

All the funds so raised have been used as working capital and as investments in new projects for the Company and its subsidiaries.

As a result of these transactions, the Company's current equity positions in Correlant and Arescom have been reduced to approximately 64% and 75%, respectively.


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



                                       LOTUS PACIFIC, INC.



Date:  November 20, 2000        By:   /s/ Jeremy Wang
                                      ---------------------------------
                                       Jeremy Wang, President


                                By:   /s/ David Li
                                      ---------------------------------
                                      David Li, Chief Financial Officer