Form 10-Q
period 2000-12-31
LOTUS PACIFIC INC
filed 2001-02-15
CIK 789945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-Q

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended December 31, 2000

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

        (1)   Yes  X      No          (2)  Yes   X     No
                  ----       ----               ----      ----
    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2000:

               Class                               Number of Shares
           --------------                      -----------------------
            Common Stock                             64,133,795
        Par Value $.001 Per Share







                               LOTUS PACIFIC, INC.


                                     INDEX


PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements

  a) Condensed Consolidated Balance Sheets as of December 31, 2000 (unaudited) and June 30, 2000 (audited)

  b) Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended December 31, 2000 and 1999

  c) Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2000 and 1999

  d)     Notes to Interim Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosure about Market Risk


PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information



Signatures









                         LOTUS PACIFIC, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                               December 31,            June 30,
                                                   2000                 2000
                                              --------------        -------------
                                               (Unaudited)             (Audited)
Current Assets:
  Cash..............................           $  16,959,509        $ 27,942,258
  Accounts receivable...............              55,477,961          19,534,974
  Accounts receivable from related parties        21,869,996           5,653,533
  Inventory.........................              20,144,385          13,185,391
  Prepaid expenses..................               1,526,545           1,533,045
  Other.............................                     ---              89,633
  Deferred tax asset................               1,313,000                 ---
                                               -------------       --------------
      Total current assets..........             117,291,396          67,938,834

Property and equipment:
  Furniture and office equipment....               3,267,968           2,717,683
  Equipment.........................               1,854,612           1,175,859
  Leasehold improvements............                 446,989             234,086
                                                ------------       -------------
                                                   5,569,569           4,127,628
  Less: accumulated depreciation....               1,833,632           1,317,636
                                                ------------       -------------
                                                   3,735,937           2,809,992
Other assets:
  Restricted cash...................                     ---             300,000
  Notes receivable..................               8,300,000          11,860,000
  Goodwill, net of accumulated amortization of
    $14,875,186 at December 31, 2000 and
    $11,091,760 at June 30, 2000....              60,793,323          64,576,749
  Investment in unconsolidated subsidiary          3,250,732           4,329,925
  Other.............................                 173,044             745,003
                                                 ------------      --------------
                                                  72,517,099          81,811,677

                                                $193,544,432        $152,560,503
                                                ============       ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit.....................          $   3,000,000      $    1,278,000
  Accounts payable and accrued expenses           27,899,398          19,233,547
  Accounts payable to related parties             30,151,704          15,261,506
  Notes payable......................                622,372           1,500,000
  Deposits...........................                 32,047                 ---
  Income taxes payable...............              3,188,463           2,434,150
                                               -------------       --------------
      Total current liabilities......             64,893,984          39,707,203

Minority interest in subsidiaries....             18,332,440           6,425,633

Commitments

Stockholders' equity:
  Common stock.......................                 64,133              64,133
  Deferred stock compensation........           (15,291,461)        (16,643,967)
  Preferred stock, Series A..........                      4                   4
  Additional paid-in capital.........            201,020,689         191,037,695
  Treasury stock.....................            (7,057,102)         (7,057,102)
  Accumulated deficit................           (68,418,255)        (60,973,096)
                                              --------------       --------------
                                                 110,318,008         106,427,667

                                                $193,544,432        $152,560,503
                                              ==============       ==============



                See Notes to Interim Consolidated Financial Statements





                          LOTUS PACIFIC, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                       (Unaudited)



                                       Three Months Ended              Six Months Ended
                                           December 31,                  December 31,
                                      2000            1999             2000           1999
                                  ------------   ---------------    ------------  ------------

Sales.......................     $105,643,919       $19,609,595      $205,550,849   $30,847,338
Cost of sales...............       93,857,107        14,821,931       175,191,338    23,974,463
                                 ------------       ------------     -------------  -----------
Gross profit................       11,786,812         4,787,664        30,359,511     6,872,875

Operating expenses:
 Selling, general, and
  administrative expenses...        8,934,780         8,582,549        17,353,728    14,786,874
 Research and development...        3,935,870           959,010        12,280,835     2,049,610
                                --------------      ------------     -------------  ------------
                                   12,870,650         9,541,559        29,634,563    16,836,484

Operating income (loss).....      (1,083,838)       (4,753,895)           724,948   (9,963,609)
                                ---------------     ------------     -------------  ------------
Other income (expense):
 Interest income............          425,382            62,138           854,785       128,443
 Interest expense...........           82,819               ---           (1,286)           ---
 Other income...............          (7,286)               ---             3,754        23,680
 Minority interest in (income) loss
  of consolidated subsidiaries..      408,015         (172,909)         (553,654)       465,257
 Foreign exchange gain.......         107,782               ---           127,993           ---
 Equity in earnings (loss) of
  unconsolidated subsidiaries ..  (1,020,854)           63,130        (1,079,193)       326,048
                                 ------------       -----------      -------------   -----------
                                      (4,142)         (47,641)          (647,601)       943,428
                                   ----------        ----------       ------------   -----------
Net income (loss) before
 income taxes................     (1,087,980)      (4,801,536)             77,347   (9,020,181)

Income tax expense ..........      2,879,578               ---          7,522,507           ---
                                  -----------       -----------      -------------  -----------

Net loss.....................  $ (3,967,558)      $(4,801,536)      $ (7,445,160)  $(9,020,181)
                               =============      ============     ==============  ============
Loss per share
  Basic and diluted..........        $(0.06)           $(0.07)            $(0.12)       $(0.14)
                                    ========           =======            =======       =======

Weighted average shares......     64,133,795        64,544,474         64,133,795    64,544,474
                                  ==========       ===========         ==========    ==========



                     See Notes to Interim Consolidated Financial Statements








                           LOTUS PACIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                       (Unaudited)


                                                       2000                 1999
                                               -------------------   -----------------
Cash flows from operating activities:
 Net loss..................................        $ (7,445,160)        $ (9,020,181)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Equity in earnings of unconsolidated subsidiaries   1,079,193            (326,048)
   Depreciation and amortization...........            4,392,867            5,658,072
   Amortization of deferred stock compensation        10,393,017                  ---
   Minority interest in subsidiary.........            (553,654)            (872,923)
 Changes in assets and liabilities:
   Increase in accounts receivable.........         (35,942,987)            1,683,219
   Increase in accounts receivable
     from related parties..................         (16,164,463)                  ---
   Increase in inventory...................          (6,958,994)            (328,792)
   Decrease in prepaid expenses............                6,500                  ---
   Decrease (increase) in other current assets            89,633          (1,236,338)
   Decrease in restricted cash.............              300,000                 ----
   Increase in deposits....................                  ---          (3,935,931)
   Decrease in other assets................              571,959              120,835
   Increase in deferred tax asset..........          (1,313,000)                  ---
   Increase in accounts payable and accrued expenses   8,665,851            3,561,011
   Increase in accounts payable to related parties    14,890,198                  ---
   Increase in income taxes payable........              754,313                  ---
                                                   --------------          -----------
Net cash used in operating activities......         (27,234,727)            4,697,076)
                                                   --------------          -----------
Cash flows from investing activities:
  Purchase of property and equipment.......          (1,441,941)             (459,906)
  Purchase of investments .................                  ---           (3,466,800)
  Proceeds from sale of subsidiary preferred stock    13,257,500                   ---
                                                     ------------          ------------
Net cash provided by (used in) investing activities   11,815,559           (3,926,706)
                                                     ------------          ------------

Cash flows from financing activities:
  Increase in investment deposits .........               32,047                   ---
  Decrease in loans receivable.............            3,560,000                   ---
  Proceeds from line of credit.............            1,722,000                   ---
  Repayments of notes payable..............            (877,628)                   ---
                                                     -----------           ------------
Net cash provided by financing activities..            4,436,419                   ---
                                                     ------------

Net decrease in cash.......................         (10,982,749)            (8,623,782)
Cash, beginning of year....................           27,942,258             30,779,486
                                                    ------------            -----------

Cash, end of year..........................          $16,959,509            $22,155,704
                                                    ============            ============

Supplemental disclosure of cash flow information:
  Cash paid for interest...................          $    84,105             $     ---
  Cash paid for taxes......................          $ 9,050,000             $     ---



                 See Notes to Interim Consolidated Financial Statements







                      LOTUS PACIFIC, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Unaudited)



NOTE 1    GENERAL

Lotus Pacific, Inc. creates, manages, and operates communications and network technology companies. LPFC and its subsidiaries (the "Company") provide solutions for the communications and network technology markets. The Company is primarily engaged in the development, manufacture, and distribution of products used for broadband Internet access, including "DOCSIS certified" data-over-cable equipment, digital subscriber line ("DSL") access and networking devices.


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying condensed consolidated financial statements have been included. The results reported in these condensed consolidated financial statements for the six-month period ended December 31, 2000, should not be regarded as necessarily indicative of results that may be expected for the year ended June 30, 2001 ("fiscal 2001").

The accompanying unaudited condensed consolidated financial statements include the accounts of LPFC and its four majority-owned subsidiaries: Arescom, Inc. (81%), Correlant Communications, Inc. (64.7%), and Lotus World, Inc. (90.5%), and Regent Electronics Corp. (92.3% owned). The minority interests in the subsidiaries are reflected as such on the balance sheet in accordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.


NOTE 3    INVENTORIES

As of December 31, 2000, inventories consist of the following:

          Raw materials                  ---
          Work-in-process                ---
          Finished goods         $20,144,385
                                 -----------

                                 $20,144,385

The above inventory balances as of December 31, 2000 are net of reserves for potential excess quantities and obsolescence of approximately $3,192,503.


NOTE 4    STOCK BASED COMPENSATION

The Company's subsidiary, Arescom, Inc. (Arescom), granted 550,000 Incentive Stock Options (ISOS) to employees during the six months ended December 31, 2000. Arescom recorded deferred compensation of $1,100,000 and amortized deferred compensation of $99,304. The amortization of deferred compensation for ISOS granted in the prior year is $3,661,686.

The Company's subsidiary, Correlant Communications, Inc. (Correlant), also has an Incentive Stock Option Plan and it has elected to follow APB Opinion 25 "Accounting of Stock Issued to Employees" in accounting for its employee stock options. When calculating the deferred compensation, the options had to be split between Lotus shares and Correlant shares because the Lotus shares granted include a contingent component associated with the grant. The contingent component was that the shares of Lotus stock could be sold when certain financial goals were met. Lotus lifted the restriction during the six months and, accordingly, Correlant amortized all of the deferred compensation from the original grant date. The total amortization amounted to $6.7 million. The amortization expense was charged to research and development, $4.8 million and to general and administrative expense, $1.3 million.


NOTE 5    INCOME TAXES

The Company's December 31, 2000 provision for income taxes differed from the amount computed by applying the statutory U.S. Federal income tax rate to income before income taxes and minority interest as follows:

       U.S. Federal income tax provision
        at Federal statutory rate ...........             $    30,000
       Amortization of goodwill..............               1,325,000
       Deferred compensation amortization....               3,661,500
       Minority Interest in subsidiaries.....                 195,000
       Equity in loss of unconsolidated subsidiaries          400,000
       State income taxes net of federal income tax effect  1,650,000
       Other..................................                261,007
                                                           -----------

                                                           $7,522,507
                                                            ==========


NOTE 6  PREFERRED STOCK

During the six months ended December 31, 2000, Arescom sold preferred stock to third parties for net proceeds of $13,257,500.




ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Lotus Pacific, Inc. ("LPFC") creates, manages, and operates communications and network technology companies. LPFC and its subsidiaries (the "Company") provide solutions for the communications and network technology markets. The Company is primarily engaged in the development, manufacture, and distribution of products used for broadband Internet access, including "DOCSIS certified" data-over-cable equipment, digital subscriber line ("DSL") access and networking devices.


RESULTS OF OPERATIONS


REVENUES

For the quarter ended December 31, 2000, the Company's revenue was $105.6 million, compared with $19.6 million for the same period of the previous year. Revenue in the first half of fiscal 2000 was $205.6 million, an increase of 566% over the first two quarters of fiscal 1999. The revenue growth in the three- and six-month periods was primarily due to increases in sales by Correlant Communications, Inc. ("Correlant") and Arescom, Inc. ("Arescom"), which were acquired by LPFC in March 1999. For the three-month period ended December 31, 2000, Regent Electronics Corp. ("Regent") and Lotus World, Inc. ("Lotus World"), two subsidiaries of the Company, had insignificant operating revenues.

COST OF SALES

Cost of sales consisted principally of the cost of components, contracted manufacturing charges, other materials, in certain case labor related to testing and warranty expenses. The company outsourced substantially all of its manufacturing operation, and had no manufacturing plant. Cost of sales increased from $14.8 million during the three-month period ended December 31, 1999 to $93.9 million in the corresponding period ended December 31, 2000. Cost of sales increased from $24.0 million during the six-month period ended December 31, 1999 to $175.2 million in the corresponding period ended December 31, 2000. This increase in cost of sales reflected the increase level of sales. The gross margin were 11.2% and 14.8% for the three-month period and six-month period ended December 31, 2000, respectively. The Company expects that gross margin will fluctuate due to changing product mix, different sales prices, and product quantities shipped to various customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $8.9 million in the second quarter of fiscal 2000 compared to $8.6 in the corresponding quarter of the prior year, a 4% increase. For the first two quarters of fiscal 2000, selling, general and administrative expenses were $17.4 million, compared to $14.8 million in the first two quarter of fiscal 1999, a 17.4% of increase. The increase was primarily the result of increased staffing and growth in recruiting and facility related expenses.

RESEARCH AND DEVELOPMENT

In the second quarter of fiscal 2000, research and development expenses increased $3.0 million to $3.9 million, or 310%, from $1.0 million in the same quarter of fiscal 1999. For the six-month period ended December 31, 2000, the Company's research and development expenses increased approximately 500% compared to the same period of the last year. The increase was primarily due to the growth of our research and development staff and consultants to support the commercial development of current and future products and nonrecurring engineering charges.

DEPRECIATION & GOODWILL AMORTIZATION

The Company has accumulated approximately $75.7 million of goodwill from acquisitions of businesses since September 1997. For the six-month period ended December 31, 2000, the Company's depreciation and goodwill amortization expenses were approximately $4.4 million, compared to $5.7 million for the same period of the prior year.

NET LOSS AND LOSS PER SHARE

For the second quarter of fiscal 2001, the Company had a net loss of $4.0 million, or $0.06 per share, compared to $4.8 million or $0.07 per share of net loss for the same period of the prior year. The decrease in net loss was mainly due to the increase in sales revenue accompanied by relatively less increase in operating expenses. Excluding $2.1 million of depreciation and goodwill amortization expenses, the net loss would be $1.9 million, or $0.03 per share.

For the six-month period ended December 31, 2000, the Company had a net loss of $7.4 million, or $0.12 per share, compared to $9.0 million, or $0.14 per share, of net loss for the same period of the prior year. Excluding $4.4 million of depreciation and goodwill amortization expenses, the net loss would be $3.0 million, or $0.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company's liquid assets, consisting of cash and cash equivalents, totaled $17.0 million, compared with $27.9 million as of June 30, 2000.

For the six-month period ended December 31, 2000, net cash used by operating activities was $27.2 million, compared with $4.7 million used at the same period of the previous year. The increase in net cash used by operating activities was primarily due to the combination of substantial increase in accounts receivables, offset partially by the increase of accounts payable.

For the six-month period ended December 31, 2000, net cash provided by investing activities were $11.8 million. The Company purchased $1.4 million of equipment. Arescom, one of the Company's subsidiaries, sold preferred stock to third parties for net proceeds of $13.3 million.

For the six-month period ended December 31, 2000, net cash provided by financial activities were $4.4 million, primarily from decrease in loan receivable and proceeds from line of credit.

The Company has no material long-term debt.

The Company believes that existing cash and cash equivalents together with funds generated from operations will be sufficient to meet its operating and investment requirements for the next 12 months. The Company's continuing operating and investing activities may nevertheless make it necessary or desirable that LPFC obtain additional financing, through loans or public or private offerings of its securities or securities of its subsidiaries. There can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, if at all.


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

           None


Item 3.    Defaults by the Registrant on its Senior Securities

           None


Item 4.    Submission of Matters to A Vote of Security Holders

           None

Item 5.   Other Information

          a) On January 5, 2001, the Board of Directors of the Company appointed William G. Hu as Chief Executive Officer of the Company to succeed the late president, Jeremy Wang, and as Chairman of the Board of Directors of Acumen Technology, Inc. ("Acumen"), a
              wholly-owned subsidiary of the Company.   Jeremy Wang, the late
              President of the Company, passed away in an accident in late December 2000.

          b) Due to scheduling conflicts, Mr. Kuan C. Tsai resigned as director of the Company in January 2001.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



LOTUS PACIFIC, INC.




Date:  February 15, 2001             By:   /s/  William G. Hu
                                     ----------------------------------
                                     William G. Hu, Chief Executive Officer



                                    By:  /S/  David Li
                                     ------------------------------------
                                      David Li, Chief Financial Officer