Form 10-Q
period 2001-03-31
LOTUS PACIFIC INC
filed 2001-05-18
CIK 789945

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-Q

              (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2001

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

            (1)   Yes   X    No         (2)  Yes   X     No
                      -----     -----            -----      -----
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 2001:

                   Class                   Number of Shares
                ------------               ----------------

                Common Stock                  64,133,795
          Par Value $.001 Per Share







                             LOTUS PACIFIC, INC.

                                    INDEX

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    (1) Condensed Consolidated Balance Sheets as of March 31, 2001 (unauduited) and June 30, 2000

    (2) Condensed Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended March 31, 2001 and 2000

    (3) Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended March 31, 2001 and 2000

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



Signatures


	             LOTUS PACIFIC, INC. AND SUBSIDIARIES
	                 CONSOLIDATED BALANCE SHEETS

	                            ASSETS
                                                     March 31,      June 30,
                                                       2001           2000
                                                    (Unaudited)     (Audited)
Current assets:
   Cash                                            $ 25,794,802   $ 27,942,258
   Accounts receivable                               38,581,121     19,534,974
   Accounts receivable from related parties          10,855,844      5,653,533
   Inventory                                         28,469,339     13,185,391
   Prepaid expenses                                     985,646      1,533,045
   Other                                                  ---           89,633
   Income tax receivable                              2,060,349          ---
   Deferred tax asset                                 1,313,000          ---
                                                    -----------     ----------
Total current assets                                108,060,101     67,938,834

Property and equipment:
   Furniture and office equipment                     4,741,331      2,717,683
   Equipment                                          1,337,946      1,175,859
   Leasehold improvements                               497,287        234,086
                                                    -----------     ----------
                                                      6,576,564      4,127,628
   Less: accumulated depreciation                     2,183,835      1,317,636
                                                    -----------     ----------
                                                      4,392,729      2,809,992
                                                    -----------     ----------
Other assets:
   Restricted cash                                        ---          300,000
   Notes receivable                                   4,734,189     11,860,000
   Goodwill, net of accumulated amortization of
     $16,981,203 at March 31, 2001 and
     $11,091,760 at June 30, 2000                    65,545,067     64,576,749
   Investment in unconsolidated subsidiary            3,103,803      4,329,925
   Other                                                117,339        745,003
                                                     ----------     ----------
                                                     73,500,398     81,811,677
                                                     ----------     ----------
                                                   $185,953,228   $152,560,503
                                                    ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                  $  3,000,000   $  1,278,000
   Accounts payable and accrued expenses             28,558,583     19,233,547
   Accounts payable to related parties               25,002,251     15,261,506
   Notes payable                                        762,612      1,500,000
   Deposits                                              31,684          ---
   Income taxes payable                                   ---        2,434,150
   Stock purchase payable                             3,100,000          ---
                                                     ----------     ----------
      Total current liabilities                      60,455,130     39,707,203
                                                     ----------     ----------

Minority interest in subsidiaries                    17,043,393      6,425,633
                                                     ----------     ----------
Commitments

Stockholders' equity:
   Common stock                                          64,133         64,133
   Deferred stock compensation                      (12,568,827)   (16,643,967)
   Preferred stock, Series A                                  4              4
   Additional paid-in capital                       200,779,951    191,037,695
   Treasury stock                                    (7,057,102)    (7,057,102)
   Accumulated deficit                              (72,763,454)   (60,973,096)
                                                    ------------   ------------
                                                    108,454,705    106,427,667
                                                    ------------   ------------

                                                   $185,953,228   $152,560,503
                                                    ===========    ===========

                See notes to consolidated financial statements.


                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (Unaudited)


                               Three Months Ended         Nine Months Ended
                                    March 31,                 March 31,
                                2001         2000         2001         2000
                              --------     --------     --------     --------

Sales                       $49,356,450  $25,013,831  $254,907,299  $55,679,192
Cost of sales                46,499,665   20,622,930   221,691,003   44,488,265
                             ----------   ----------   -----------   ----------
Gross profit                  2,856,785    4,390,901    33,216,296   11,190,927

Operating expenses:
   Selling, general, and
    administrative expenses  10,962,387   14,267,227    28,316,115   28,586,297
   Research and development   4,226,458    2,574,706    16,507,293    4,474,662
                             ----------   ----------    ----------   ----------
			     15,188,845   16,841,933    44,823,408   33,060,959
                             ----------   ----------    ----------   ----------
Operating income (loss)     (12,332,060) (12,451,032)  (11,607,112) (21,870,032)
                             ----------   ----------    ----------   ----------

Other income (expense):
   Interest income              221,821      153,913     1,076,606      290,722
   Interest expense              (3,500)       ---          (4,786)       ---
   Other income                  26,495      109,457        30,249      148,241
   Gain on sale of sub-
    sidiaries' stock              ---     42,317,838         ---     42,317,838
   Minority interest in
    (income) loss of con-
    solidated subsidiaries    1,289,047       (3,987)      735,393       31,302
   Foreign exchange gain         (4,549)       ---         123,444        ---
   Equity in earnings (loss)
    of unconsolidated
    subsidiaries               (146,929)     321,307    (1,226,122)     976,594
                             ----------   ----------     ---------   ----------
                              1,382,385   42,898,528       734,784   43,764,697
                             ----------   ----------     ---------   ----------

Net income (loss) before
  income taxes              (10,949,675)  30,447,496   (10,872,328)  21,894,665

Income tax expense(benefit)  (6,604,477)  14,700,000       918,030   14,700,000

Net income (loss)           $(4,345,198) $15,747,496  $(11,790,358) $ 7,194,665
                              =========   ==========   ===========   ==========

Loss per share
   Basic and diluted           $(0.07)      $ 0.25       $(0.18)       $ 0.11
                                ======      ======        ======       ======

Weighted average shares      64,133,795   63,579,406    64,133,795   63,503,568
                             ==========   ==========    ==========   ==========

                See notes to consolidated financial statements.


                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (Unaudited)


                                                       2001           2000
                                                    ----------     ----------
Cash flows from operating activities:
   Net loss                                       $(11,790,358)    $ 7,194,665
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Equity in earnings of unconsolidated
      subsidiaries                                   1,226,122        (976,594)
     Depreciation and amortization                   6,995,010      10,813,168
     Amortization of deferred stock compensation    11,928,588          ---
     Gain on sale of subsidiaries' stock                ---        (42,317,838)
     Minority interest in subsidiary                  (735,393)        895,419
   Changes in assets and liabilities:
     Increase in accounts receivable               (19,046,147)    (11,611,215)
     Increase in accounts receivable from
      related parties                               (5,202,311)         ---
     Increase in inventory                         (15,283,948)     (2,956,299)
     Decrease in prepaid expenses                      547,399          ---
     Decrease (increase) in other current assets        89,633      (1,475,232)
     Increase in income tax benefit                 (2,060,349)         ---
     Decrease in restricted cash                       300,000          ---
     Increase (decrease) in deposits                    31,684        (263,575)
     (Increase) decrease in other assets               627,664        (599,687)
     Increase in deferred tax asset                 (1,313,000)         ---
     Increase in accounts payable and
      accrued expenses                               9,325,036      26,765,130
     Increase in accounts payable to related
      parties                                        9,740,745          ---
     Increase (decrease) in income taxes payable    (2,434,150)     14,700,000
                                                    -----------     ----------
Net cash provided by (used in) operating activities(17,053,775)        167,942
                                                    -----------     ----------

Cash flows from investing activities:
   Purchase of property and equipment               (2,461,604)       (950,417)
   Purchase of investments                          (4,000,000)     (6,316,987)
   Proceeds from sale of subsidiary stock           13,257,500      63,864,750
   Notes receivable                                     ---         (1,311,748)
                                                    ----------      ----------
Net cash provided by investing activities            6,795,896      55,285,598
                                                    ----------      ----------

Cash flows from financing activities:
   Decrease in investment deposits                      ---        (44,172,070)
   Payments of notes receivable                      7,125,811          ---
   Proceeds from line of credit                      1,722,000          ---
   Repayments of notes payable                        (737,388)       (195,565)
                                                    ----------      ----------
Net cash provided by (used in) financing activities  8,110,423     (44,367,565)
                                                    ----------      ----------

Net (decrease) increase in cash                     (2,147,456)     11,085,905
Cash, beginning of year                             27,942,258      30,779,486
                                                    ----------      ----------
Cash, end of year                                  $25,794,802     $41,865,391
                                                    ==========      ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest                          $    84,105     $    ---
                                                    ==========      ==========
   Cash paid for taxes                             $ 9,050,000     $    ---
                                                    ==========      ==========

                See notes to consolidated financial statements.


                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2001
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying condensed consolidated financial statements have been included. The results reported in these condensed consolidated financial statements for the nine-month period ended March 31, 2001 should not be regarded as necessarily indicative of results that may be expected for the year ended June 30, 2001 ("fiscal 2001").

The accompanying unaudited condensed consolidated financial statements include the accounts of LPFC and its four majority-owned subsidiaries: Regent Electronics Corp. (92.3% owned), Correlant Communications, Inc. (66.5%), Arescom, Inc. (81%) and Lotus World, Inc. (90.5%) The minority interests in the subsidiaries are reflected as such on the balance sheet in accordance with generally accepted accounting principles. All intercompany transactions have been eliminated in consolidation.

NOTE 3	INVENTORIES

As of March 31, 2001, inventories consist of the following:

                Raw materials         ---
                Work-in-process       ---
                Finished goods    $28,469,339
                                   ----------
                                  $28,469,339
                                   ==========

The above inventory balances as of March 31, 2001 are net of reserves for potential excess quantities and obsolescence of approximately $2,452,709.


                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)
                              MARCH 31, 2001
                                (Unaudited)


NOTE 4	STOCK BASED COMPENSATION

The Company's subsidiary, Arescom, Inc. (Arescom), granted 550,000 Incentive Stock Options (ISO) to employees during the nine months ended March 31, 2001. Arescom recorded deferred compensation of $1,100,000 and amortized deferred compensation of $148,956. The amortization of deferred compensation for ISO granted in the prior year is $5,388,802.

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

The Company's December 31, 2000 provision for income taxes differed from the amount computed by applying the statutory U.S. Federal income tax rate to income before income taxes as follows:
                                                    For the Six   For the Three
                             For the Nine Months    Months Ended   Months Ended
		               Ended March 31,      December 31,  September 30,
		             2001          2000         2000	      2000
                          ----------    ----------  ------------  -------------

U.S. Federal income tax
 provision at Federal
 statutory rate	         $(3,805,000)   $7,665,000   $   30,000    $  407,800
Amortization of goodwill   2,010,000     2,060,000    1,325,000       630,000
Deferred compensation
 amortization              4,175,000        ---       3,661,500     2,996,700
Tax basis on sale of
 subsidiary stock             ---        5,325,000       ---           ---
Minority interest in
 subsidiaries  	             260,000        ---         195,000        ---
Equity in (income) loss
 of unconsolidated
 subsidiaries	             430,000      (350,000)     400,000        ---
Benifit of subsidiary
 pre-consolidation
 losses	                  (1,250,000)       ---          ---           ---
State income taxes net
 of federal income tax
 effect	                    (950,000)       ---       1,650,000        ---
Other	                      48,030        ---         261,007       608,429
                          ----------     ----------   ----------    ---------

		         $   918,030    $14,700,000  $ 7,500,507   $4,642,929
                          ==========     ==========   ==========    =========

NOTE 6	PREFERRED STOCK

During the nine months ended March 31, 2001, Arescom, Inc. sold preferred stock to third parties for net proceeds of $13,257,500.

NOTE 7	INVESTMENT IN SUBSIDIARY

In January the Company agreed to refund $7,100,000 to an investor that purchased 355,000 shares of Correlant Communications Inc.'s common stock from the Company during the fiscal year ended June 30, 2000. The refund increased the Company's ownership of Correlant from 64.7% to 66.5%. As of March 31, 2001, the Company has paid $4,000,000 and owes $3,100,000. The Company has recorded goodwill associated with the refund of $6,857,761.


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

RESULTS OF OPERATIONS

REVENUES

For the quarter ended March 31, 2001, the Company's revenue was $ 49.4 million, compared to $ 25.0 million for the same period of the previous year. On a year to date basis, revenue in the first nine months of fiscal 2001 was $ 254.9 million, an increase of 358% over the first nine months of fiscal 2000. The revenue growth in the three- and nine-month periods was primarily due to the expanded pperations of Correlant Communications ("Correlant") and Arescom, Inc. ("Arescom"), both of which were acquired by LPFC in March 1999.

COST OF SALES

Cost of sales consisted principally of the cost of components, contracted manufacturing charges, other materials, in certain case labor related to testing and warranty expenses. The Company outsourced substantially all of its manufacturing operation, and had no manufacturing plant. Cost of sales increased from $20.6 million during the three-month period ended March 31, 2000 to $46.5 million in the corresponding period ended March 31, 2001. Cost of sales increased from $44.5 million during the nine-month period ended March 31, 2000 to $221.7 million in the corresponding period ended March 31, 2001. This increase in cost of sales reflected the increased level of sales. The gross margins were approximately 6% and 13% for the three-month period and nine-month period ended March 31, 2001, respectively. The Company expects that gross margin will fluctuate due to changing product mix, different sales prices, and product quantities shipped to various customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $11.0 million in the March quarter fiscal 2001 compared to $14.3 million in the March quarter of the prior year, a 23% decrease. For the first three quarters of fiscal 2001, selling, general and administrative expenses were $28.3 million, compared to $28.6 million in the first three quarters of fiscal 2000. The decrease in the third quarter and the moderate increase in the first three quarters reflected more streamlined operation by LPFC and its subsidiaries.

RESEARCH AND DEVELOPMENT

In the third quarter of fiscal 2001, research and development expenses increased $1.7 million to $4.2 million, or 64%, from $2.6 million in the same quarter of fiscal 2000. For the nine-month period ended March 31, 2001, the Company's research and development expense increased nearly 4 times compared to the same period of the prior year. The increase was attributable to the expanded operations by the Company's subsidiaries acquired or established during the second half of fiscal 1999.

DEPRECIATION & GOODWILL AMORTIZATION

The Company has accumulated approximately $82.5 million of goodwill from acquisitions of businesses since September 1997. The goodwill is amortized on the straight-line basis over 10 years. For the three-month period ended March 31, 2001, the depreciation and amortization decreased approximately 29% to $2.5 million compared to the same period of the prior year. For the nine-month period ended March 31, 2001, the Company's depreciation and goodwill amortization expenses were approximately $7.0 million, compared to $10.8 million for the same period of the prior year. The decrease was attributable to the write-off of certain businesses related to some of the Company's subsidiaries.

NET INCOME (LOSS) AND EARNING PER SHARE

For the third quarter of fiscal 2001, the Company had net loss of $4.3 million, or $0.07 per share, compared to a net income of $15.7 million for the same period of the prior year. Excluding $2.5 million of depreciation and goodwill amortization expenses, the net loss would be $1.8 million, or $0.03 per share. The Company's loss during the current period reflected deteriorating macro-economic environment in telecommunication industry. Specifically, the contracting gross margin reflected increasing competitions in our industry. Excluding the gains from the sale of Correlant stock in the corresponding prior period, the loss was comparable to that of the same period last year.

For the nine months ended March 31, 2001, the Company had net loss of $11.8 million, or $0.18 per share, compared to the gain of $7.2 million for the same period of the prior year. Excluding $7.0 million of depreciation and goodwill amortization expenses, the net loss would be $4.8 million, or $0.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company's liquid assets, consisting of cash and cash equivalents, totaled $25.8 million, compared with $27.9 million as of June 30, 2000.

For the nine-month period ended March 31, 2001, net cash used by operating activities was $14.0 million compared to $0.2 million net cash provided by operations from the same period of the previous year.

For the nine-month period ended March 31, 2001, net cash provided by investing activities was $3.7 million, attributable primarily to the private placement of certain Arescom preferred stock.

For the nine-month period ended March 31, 2001, the Company had net cash inflow of $8.1 million from financing activities attributable to the decrease of certain loan receivable. For the same period of 2000, LPFC had a cash outflow of $44.4 million that was attributable to the repayment of deposits received in fiscal 1999 for a proposed purchase of securities which was subsequently cancelled.

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




                                       LOTUS PACIFIC, INC.


Date:  May 18, 2001                    By: /S/  William G. Hu
                                       -------------------------------
                                       William G. Hu, Chief Executive Officer


                                       By: /S/  David Li
                                        -------------------------------
                                       David Li, Chief Financial Officer