Form 10-Q/A
period 2001-03-31
LOTUS PACIFIC INC
filed 2001-05-22
CIK 789945

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



Signatures


	             LOTUS PACIFIC, INC. AND SUBSIDIARIES
	                 CONSOLIDATED BALANCE SHEETS

	                            ASSETS
                                                     March 31,      June 30,
                                                       2001           2000
                                                    (Unaudited)     (Audited)
Current assets:
   Cash                                            $ 25,794,802   $ 27,942,258
   Accounts receivable                               38,581,121     19,534,974
   Accounts receivable from related parties          10,855,844      5,653,533
   Inventory                                         28,469,339     13,185,391
   Prepaid expenses                                     985,646      1,533,045
   Other                                                  ---           89,633
   Deferred tax asset                                 1,313,000          ---
                                                    -----------     ----------
Total current assets                                105,999,752     67,938,834
                                                    -----------     ----------

Property and equipment:
   Furniture and office equipment                     4,741,331      2,717,683
   Equipment                                          1,337,946      1,175,859
   Leasehold improvements                               497,287        234,086
                                                    -----------     ----------
                                                      6,576,564      4,127,628
   Less: accumulated depreciation                     2,183,835      1,317,636
                                                    -----------     ----------
                                                      4,392,729      2,809,992
                                                    -----------     ----------
Other assets:
   Restricted cash                                        ---          300,000
   Notes receivable                                   4,734,189     11,860,000
   Goodwill, net of accumulated amortization of
     $16,981,203 at March 31, 2001 and
     $11,091,760 at June 30, 2000                    65,545,067     64,576,749
   Investment in unconsolidated subsidiary            3,103,803      4,329,925
   Other                                                117,339        745,003
                                                     ----------     ----------
                                                     73,500,398     81,811,677
                                                     ----------     ----------
                                                   $183,892,879   $152,560,503
                                                    ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                  $  3,000,000   $  1,278,000
   Accounts payable and accrued expenses             28,558,583     19,233,547
   Accounts payable to related parties               25,002,251     15,261,506
   Notes payable                                        762,612      1,500,000
   Deposits                                              31,684          ---
   Income taxes payable                               1,129,225      2,434,150
   Stock purchase payable                             3,100,000          ---
                                                     ----------     ----------
      Total current liabilities                      61,584,355     39,707,203
                                                     ----------     ----------

Minority interest in subsidiaries                    17,043,393      6,425,633
                                                     ----------     ----------
Commitments

Stockholders' equity:
   Common stock                                          64,133         64,133
   Deferred stock compensation                      (12,568,827)   (16,643,967)
   Preferred stock, Series A                                  4              4
   Additional paid-in capital                       200,779,951    191,037,695
   Treasury stock                                    (7,057,102)    (7,057,102)
   Accumulated deficit                              (75,953,028)   (60,973,096)
                                                    ------------   ------------
                                                    105,265,131    106,427,667
                                                    ------------   ------------

                                                   $183,892,879   $152,560,503
                                                    ===========    ===========

                See notes to consolidated financial statements.


                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (Unaudited)


                               Three Months Ended         Nine Months Ended
                                    March 31,                 March 31,
                                2001         2000         2001         2000
                              --------     --------     --------     --------

Sales                       $49,356,450  $25,013,831  $254,907,299  $55,679,192
Cost of sales                46,499,665   20,622,930   221,691,003   44,488,265
                             ----------   ----------   -----------   ----------
Gross profit                  2,856,785    4,390,901    33,216,296   11,190,927

Operating expenses:
   Selling, general, and
    administrative expenses  10,962,387   14,267,227    28,316,115   28,586,297
   Research and development   4,226,458    2,574,706    16,507,293    4,474,662
                             ----------   ----------    ----------   ----------
                             15,188,845   16,841,933    44,823,408   33,060,959
                             ----------   ----------    ----------   ----------
Operating income (loss)     (12,332,060) (12,451,032)  (11,607,112) (21,870,032)
                             ----------   ----------    ----------   ----------

Other income (expense):
   Interest income              221,821      153,913     1,076,606      290,722
   Interest expense              (3,500)       ---          (4,786)       ---
   Other income                  26,495      109,457        30,249      148,241
   Gain on sale of sub-
    sidiaries' stock              ---     42,317,838         ---     42,317,838
   Minority interest in
    (income) loss of con-
    solidated subsidiaries    1,289,047       (3,987)      735,393       31,302
   Foreign exchange gain         (4,549)       ---         123,444        ---
   Equity in earnings (loss)
    of unconsolidated
    subsidiaries               (146,929)     321,307    (1,226,122)     976,594
                             ----------   ----------     ---------   ----------
                              1,382,385   42,898,528       734,784   43,764,697
                             ----------   ----------     ---------   ----------

Net income (loss) before
  income taxes              (10,949,675)  30,447,496   (10,872,328)  21,894,665

Income tax expense(benefit)  (3,414,903)  14,700,000     4,107,604   14,700,000

Net income (loss)           $(7,534,772) $15,747,496  $(14,979,932) $ 7,194,665
                              =========   ==========   ===========   ==========

Loss per share
   Basic and diluted           $(0.12)      $ 0.25       $(0.23)       $ 0.11
                                ======      ======        ======       ======

Weighted average shares      64,133,795   63,579,406    64,133,795   63,503,568
                             ==========   ==========    ==========   ==========

                See notes to consolidated financial statements.


                     LOTUS PACIFIC, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (Unaudited)


                                                       2001           2000
                                                    ----------     ----------
Cash flows from operating activities:
   Net loss                                       $(14,979,932)    $ 7,194,665
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Equity in earnings of unconsolidated
      subsidiaries                                   1,226,122        (976,594)
     Depreciation and amortization                   6,995,010      10,813,168
     Amortization of deferred stock compensation    11,928,588          ---
     Gain on sale of subsidiaries' stock                ---        (42,317,838)
     Minority interest in subsidiary                  (735,393)        895,419
   Changes in assets and liabilities:
     Increase in accounts receivable               (19,046,147)    (11,611,215)
     Increase in accounts receivable from
      related parties                               (5,202,311)         ---
     Increase in inventory                         (15,283,948)     (2,956,299)
     Decrease in prepaid expenses                      547,399          ---
     Decrease (increase) in other current assets        89,633      (1,475,232)
     Decrease in restricted cash                       300,000          ---
     Increase (decrease) in deposits                    31,684        (263,575)
     (Increase) decrease in other assets               627,664        (599,687)
     Increase in deferred tax asset                 (1,313,000)         ---
     Increase in accounts payable and
      accrued expenses                               9,325,036      26,765,130
     Increase in accounts payable to related
      parties                                        9,740,745          ---
     Increase (decrease) in income taxes payable    (1,304,925)     14,700,000
                                                    -----------     ----------
Net cash provided by (used in) operating activities(17,053,775)        167,942
                                                    -----------     ----------

Cash flows from investing activities:
   Purchase of property and equipment               (2,461,604)       (950,417)
   Purchase of investments                          (4,000,000)     (6,316,987)
   Proceeds from sale of subsidiary stock           13,257,500      63,864,750
   Notes receivable                                     ---         (1,311,748)
                                                    ----------      ----------
Net cash provided by investing activities            6,795,896      55,285,598
                                                    ----------      ----------

Cash flows from financing activities:
   Decrease in investment deposits                      ---        (44,172,070)
   Payments of notes receivable                      7,125,811          ---
   Proceeds from line of credit                      1,722,000          ---
   Repayments of notes payable                        (737,388)       (195,565)
                                                    ----------      ----------
Net cash provided by (used in) financing activities  8,110,423     (44,367,565)
                                                    ----------      ----------

Net (decrease) increase in cash                     (2,147,456)     11,085,905
Cash, beginning of year                             27,942,258      30,779,486
                                                    ----------      ----------
Cash, end of year                                  $25,794,802     $41,865,391
                                                    ==========      ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest                          $    84,105     $    ---
                                                    ==========      ==========
   Cash paid for taxes                             $ 9,050,000     $    ---
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

The Company's December 31, 2000 provision for income taxes differed from the amount computed by applying the statutory U.S. Federal income tax rate to income before income taxes as follows:

                                         For the Nine Months
		                            Ended March 31,
		                          2001          2000
                                       ----------    ----------

U.S. Federal income tax provision at
 Federal statutory rate               $(3,805,000)   $7,665,000
Amortization of goodwill                2,010,000     2,060,000
Deferred compensation amortization      4,175,000        ---
Tax basis on sale of subsidiary stock      ---        5,325,000
Minority interest in subsidiaries         260,000        ---
Equity in (income) loss of
 unconsolidated subsidiaries              430,000      (350,000)
State income taxes net of federal
 income tax  effect                       990,000        ---
Other                                      47,604        ---
                                       ----------     ----------

		                      $ 4,107,604    $14,700,000
                                       ==========     ==========

NOTE 6	PREFERRED STOCK

During the nine months ended March 31, 2001, Arescom, Inc. sold preferred stock to third parties for net proceeds of $13,257,500.

NOTE 7	INVESTMENT IN SUBSIDIARY

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

NET INCOME (LOSS) AND EARNING PER SHARE

For the third quarter of fiscal 2001, the Company had net loss of $7.5 million, or $0.12 per share, compared to a net income of $15.7 million for the same period of the prior year. Excluding $2.5 million of depreciation and goodwill amortization expenses, the net loss would be $5.0 million, or $0.08 per share. The Company's loss during the current period reflected deteriorating macro-economic environment in telecommunication industry. Specifically, the contracting gross margin reflected increasing competitions in our industry. Excluding the gains from the sale of Correlant stock in the corresponding prior period, the loss was comparable to that of the same period last year.

For the nine months ended March 31, 2001, the Company had net loss of $15.0 million, or $0.23 per share, compared to the gain of $7.2 million for the same period of the prior year. Excluding $7.0 million of depreciation and goodwill amortization expenses, the net loss would be $8.0 million, or $0.12 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company's liquid assets, consisting of cash and cash equivalents, totaled $25.8 million, compared with $27.9 million as of June 30, 2000.

For the nine-month period ended March 31, 2001, net cash used in operating activities was $17.1 million compared to $0.2 million net cash provided by operations from the same period of the previous year.

For the nine-month period ended March 31, 2001, net cash provided by investing activities was $6.8 million, attributable primarily to the private placement of certain Arescom preferred stock.

For the nine-month period ended March 31, 2001, the Company had net cash inflow of $8.1 million from financing activities attributable to the receipt of payments of certain notes receivable and proceeds of line of credit, partially offset by repayment of certain loan payable. For the same period of 2000, LPFC had a cash outflow of $44.4 million that was attributable to the repayment of deposits received in fiscal 1999 for a proposed purchase of securities which was subsequently cancelled.

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




                                       LOTUS PACIFIC, INC.


Date:  May 22, 2001                    By: /S/  William G. Hu
                                       -------------------------------
                                       William G. Hu, Chief Executive Officer


                                       By: /S/  David Li
                                        -------------------------------
                                       David Li, Chief Financial Officer