Form 10-K
period 2001-06-30
LOTUS PACIFIC INC
filed 2001-10-15
CIK 789945

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-24999

LOTUS PACIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1947160
(State of Organization)	(I.R.S. Employer Identification Number)
200 Centennial Avenue, Suite 201, Piscataway, New Jersey (Address of principal executive offices)	08854 (zip code)

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

(1)	Yes	/x/	No	(2)	Yes	/x/	No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (    )

    As of September 20, 2001, the aggregate market value of the shares of Common Stock (based on the last sale price of the Common Stock on the OTC Bulletin Board on that date) held by non-affiliates of the Registrant was approximately $18 million.

    As of September 20, 2001 there were 64,232,125 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

LOTUS PACIFIC, INC.

INDEX

Part I

PART I

ITEM 1.  BUSINESS

Summary

    Lotus Pacific, Inc. ("LPFC") creates, manages, and operates communications and network technology companies. LPFC and its subsidiaries (collectively the "Company") provide solutions for the communications and network technology markets. The Company is engaged in the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and digital subscriber line ("DSL") access and networking devices. LPFC anticipates that the Company's experience in communications and network technology and its expected accumulation of additional capital based on its initial successes will enable it to capitalize on new opportunities in diverse areas of the fast-growing telecommunications industry.

    LPFC was incorporated in Delaware on June 25, 1985. It was significantly restructured and changed its name to Lotus Pacific, Inc. in September 1994.

    On June 29, 2001, T.C.L. Industries Holdings (H.K.) Limited ("TCL"), a stockholder of LPFC, delivered to the Company at its principal place of business written consents signed by the holders of more than a majority of the outstanding shares of the Company entitled to vote in accordance with Section 228(a) of the Delaware General Corporation Law which provided for the immediate removal of the existing board of directors of the Company and replaced them with certain nominees of TCL. Immediately following this delivery of consents, the newly elected Board of Directors of the Company held a special meeting during which the Board removed each of the persons appointed or elected as an officer of the Company prior to this meeting and elected a new Chief Executive Officer, Chief Financial Officer and Secretary.

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

  •
  Focus on developing technology companies that can become market leaders

    LPFC focuses on next generation communications technologies and companies that are positioned to become leaders in their respective markets.

  •
  Increase customer base and expand globally by developing strategic relationships

    LPFC plans to utilize its relationships throughout the world to strengthen its customer base in the communications network industry. LPFC believes it has established itself in the broadband access market and intends to capitalize on it's existing relationships to open new doors in this industry and complementary areas.

    To capitalize on the international growth of the communications industry, LPFC's strategy is to develop companies that operate in selected international markets. In particular, the focus is on establishing relationships with foreign companies that have business models similar to LPFC, providing capital and infrastructure services targeted at their home markets.

OVERVIEW OF SUBSIDIARY COMPANIES

    LPFC serves as a holding company of four subsidiaries, Correlant Communications, Inc. ("Correlant"), Arescom, Inc. ("Arescom"), Lotus World, Inc. ("Lotus World") and Regent Electronics Corp. ("Regent"). Sales are made directly to customers by our subsidiaries. For the 12 months ended

June 30, 2001, Correlant accounted for approximately 89% of the Company's total revenues and Arescom accounted for approximately 11% of total revenues. During the period, revenues from Lotus World and Regent were insignificant.

CORRELANT COMMUNICATIONS, INC.

    Correlant (formerly TurboNet Communications) develops hardware and software technology to produce DOCSIS certified, data-over-cable equipment. Correlant shipped 2,085,923 units of cable modems during the 12 month period ended June 30, 2001 ("Fiscal 2001"). Correlant had sales of approximately $263 million during Fiscal 2001, as compared to approximately $72 million during the prior 12 months. Correlant operates on a September 30 fiscal year.

    Correlant was able to begin commercial distribution of its products in the United States as a result of the DOCSIS certification of its cable modem technology in March 1999. (The major domestic cable operators have collaborated through the Multimedia Cable Network Systems consortium to develop the Data-Over-Cable System Interface Specification, or DOCSIS, standard.) Correlant currently produces data-over-cable equipment which incorporates its core technology, including the Media Access Controller or "MAC", and which provides solutions for its data-over-cable equipment vendors and their cable operator and end user customers. In addition, it is developing enhancements to its existing cable modem products, as well as new products to serve not just the data-over-cable, but also high-speed fixed wireless access markets.

    Correlant's expertise resides at all levels of the data-over-cable product architecture, including the integrated circuit, hardware, software and system layers, allowing Correlant to rapidly modify and adapt its products to meet the increasing demands of cable operators as well as the evolving DOCSIS standards, all in a timely and cost-effective manner. In addition, Correlant has developed a strategic manufacturing alliance to cost-effectively mass produce data-over-cable equipment for vendors who sell this equipment under their own brand names to cable operators.

    Correlant has a dedicated engineering team, consisting primarily of the staff that designed and developed the core software and hardware technology of its cable modem. Beginning with the initial stages of design and development, Correlant's design engineers work closely with the manufacturer's engineering team to ensure the use and cost efficient production of the product.

    Key elements of Correlant's business strategy include:

  •
  Maintain and enhance relationships with leading branded vendors of data-over-cable equipment.

    Large branded vendors are an important link in the data-over-cable equipment distribution chain. By developing relationships with the largest and best known branded vendors of data-over-cable equipment, LPFC expects Correlant to reach a broader customer base and maximize economies of scale.

  •
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

  •
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

  •
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

Correlant's Products

    Correlant's products are generally divided into two categories: equipment installed at the end user's premises which allows them to access data-over-cable services; and infrastructure equipment installed at the service provider's premises which enables them to provide high-speed two-way data services to their customers.

End-user equipment

DOCSIS-1.0 cable modem

    The DOCSIS-1.0 cable modem, which provides high-speed Internet access for the residential user, has been certified as compliant with the DOCSIS 1.0 standard. In addition, with minor software upgrades downloaded directly from a cable operator's head-end equipment, we believe that it will meet the DOCSIS 1.1 standard when the certification process is available. Correlant's cable modem connects to the end user's computer via a standard Ethernet or Universal Serial Bus connector, and to the cable network via a standard coaxial cable connector.

    Key features of our DOCSIS-1.0 cable modem include:

  •
  always-on service with downstream data transmission speeds of up to 38 megabits per second and upstream data transmission speeds of up to 10 megabits per second;

  •
  flexibility to allow cable operators to optimize quality of service across a broad range of underlying cable infrastructure qualities;

  •
  mechanisms that allow cable operators to offer a range of services and data transfer speeds, allowing them to capture incremental revenue for premium services;

  •
  network management functions which allow cable operators to monitor and control the performance of their cable networks;

  •
  privacy and security functions that protect the cable modem user's information while in transit between the home and the cable company; and

  •
  automatic configuration without user intervention.

DOCSIS-1.1 PC internal cable modem

    Correlant is developing a cable modem card, based on improvements to its current cable modem design, that is intended to be installed directly inside the end user's personal computer. When available, we anticipate that this product will be sold and used in one of several ways:

  •
  bundled with a personal computer at the factory;

  •
  installed by a cable operator into personal computers already owned by end users who do not have high-speed Internet access available; and

  •
  sold in retail chains for purchase and installation by end users.

Telephony capable cable modems

    Correlant is developing a cable modem based on its current design to allow the end user to access both data and telephone service through their cable television provider. This modem will include a voice compression/decompression function to enable an end user to add a low-cost telephone line to their home, at a monthly rate typically lower than the traditional telephone company's service.

High-speed fixed wireless modems

    Correlant is developing a wireless modem, based on its current cable modem design, to enable high-speed, fixed wireless Internet access for end users. Some regions of the United States and abroad have already deployed television distribution systems in which the signal is broadcast from a single transmitter tower to multiple end users. Its wireless modem is intended to enable operators of those systems to provide high-speed, two-way Internet access to their customers with upgrades to their existing infrastructure that may be less expensive than deploying wired alternatives.

Infrastructure equipment

DOCSIS cable modem termination system

    Correlant is in the final stages of developing cable head-end equipment to complement its cable modems. Its cable head-end equipment enables cable operators to provide a complete solution for two-way data transfer between the Internet and the end-user, utilizing its cable modem at one end and its head-end equipment at the other. The design is modular, employing one device to transfer data from the Internet to the cable modem and another to transfer data from the cable modem to the Internet. Cable operators can cost effectively adjust system capacity and performance levels by adding modules as customer demand grows. Correlant's system is designed to allow remote software upgrades, without removing equipment from service. To meet demand for high reliability, Correlant's system design includes advanced features, such as:

  •
  automatic fault recovery;

  •
  ability to repair the system without service interruption; and

  •
  automatic recovery from power outages.

Multiple dwelling unit cable modem termination system

    Interest is growing in the Multiple Dwelling Unit, or MDU, market that includes hotels, apartments and high rise buildings. In particular, landlords and property developers would like to supplement their revenue by purchasing Internet access and telephony services in bulk from service providers and reselling these services to their tenants. Correlant is developing a low cost derivative of its head-end equipment that can be installed in the basement or utility closet of an apartment building or hotel, for example, and provide service to the tenants through a DOCSIS cable modem.

Customers

    Correlant sells its data-over-cable products to vendors who sell its equipment under their brand name to cable operators. Correlant began commercial shipment of its cable modems in March 1999 and shipped 62,460 cable modems in fiscal 1999, 481,311 in fiscal 2000, and 2,085,923 for the twelve months ending June 30, 2001. Its three largest customers, each of which accounts for more than ten percent of its total revenues, are well known. Sales to these three customers in the most recent year accounted for approximately 67% to one customer and 24% in the aggregate to the other two, of its total revenues. In addition, Correlant has sold at least $100,000 worth of products to four additional customers. We believe that a substantial majority of Correlant's revenue will continue to be derived from sales to a relatively small number of customers in the foreseeable future.

    Correlant entered into a development and license agreement with Toshiba Corporation, as of March 21, 1997, which was amended on July 25, 2000. Under this agreement, Correlant and Toshiba jointly own portions of the technology included in the head-end equipment based on the CompactPCI bus implementation and in the cable modems that contain a specific microprocessor, physical layer chip, the 1.0 MAC chip or 1.1 MAC chip and the related software. This technology includes the source code for the 1.0 MAC chip, the software that operates the 1.0 MAC chip and the head-end equipment design. In addition, under this agreement Correlant granted Toshiba a license to its current 1.0 MAC chip, the 1.1 MAC chip and the software that enables its operation for the purpose of making, having made, using and selling the cable modems that incorporate this technology. If Toshiba chooses to make or have made cable modems containing our 1.0 or 1.1 MAC chip by a third party other than Correlant, it must purchase the 1.0 or 1.1 MAC chip from Correlant on competitive terms and conditions.

Research and Development

    We believe that Correlant's future success will depend on its ability to enhance its existing products and to develop and introduce new products that meet a wide range of evolving broadband access service providers and end user needs. Correlant's team of engineers has extensive experience with the DOCSIS certification process, has designed the core software and hardware technology of its products, including the MAC, and has designed each of its current products and those under development.

    Correlant has made, and intends to continue to make, a substantial investment in research and development. As of June 30, 2001, Correlant had 10 contractors and 46 employees responsible for research and development, of which 11 were hardware engineers, 29 were software engineers and six were test and field support engineers.

Sales, Marketing and Customer Support

    Correlant sells its data-over-cable products to vendors who sell equipment under their brand name to cable operators. At present this market has a small number of existing and potential customers. Correlant has already established relationships with several existing vendors. As a result, Correlant currently requires only a limited sales and marketing infrastructure. As the number of its potential customers increases, the size of Correlant's sales force will increase to capture these additional revenue opportunities. In addition, we plan to increase Correlant's international marketing efforts to include Asia and Europe.

Manufacturing

    Correlant has limited in-house manufacturing capability at its office in San Diego, California. This facility is currently used for design, assembly and testing of prototypes, pilot production of new modem designs, sample testing of products received from other manufacturers, developing the manufacturing process and documentation for new products in preparation for outsourcing.

    Correlant has contracted with a strategic manufacturer, Turbocomm Technologies, Inc. ("TurboComm"), for procurement of materials and manufacture of cable modems. They are a high volume electronics manufacturing company based in Taiwan. From the early stages of design and development, Correlant works closely with TurboComm's engineers to ensure optimal and cost-effective manufacturing. They conduct most materials procurement, all product assembly and production testing for Correlant.

    Correlant's manufacturing agreement with TurboComm provides that they will supply all of Correlant's forecasted orders for cable modems at prices to be agreed to by Correlant and TurboComm on a quarterly basis. TurboComm is obligated to repair or replace any cable modems which are returned to its designated repair location and are defective as a result of a failure in its workmanship. This manufacturing contract continues until May 2003, unless terminated by six months prior notice or in cases of bankruptcy, insolvency or an uncured material breach by the other party.

    Correlant's future success will depend in significant part on its ability to obtain high volume manufacturing at low costs. As volume increases, Correlant may engage additional contract manufacturers, to procure additional manufacturing facilities and equipment, to modify existing inventory procedures, to substantially increase its personnel and to revise its quality assurance and testing practices.

Competition

    Correlant sells its data-over-cable products to vendors who sell its equipment under their brand names to cable operators. Currently, we know of no significant direct original equipment manufacturer ("OEM") competitors. However, some of these vendors have chosen to, and others may in the future choose to, design and manufacture their own DOCSIS cable modems. We cannot be certain that these vendors will continue to purchase Correlant's products rather than manufacturing them on their own. Our primary competitors for the sale of cable modems include Askey and GVC. Our primary competitors for the sale of cable modem termination systems include ADC, Arris, Cadent, Cisco, Com21, Motorola, Thompson and Terayon. Other potential competitors include, among others, Alcatel, Best Data, Dassault, Ericsson, Future Networks, Matsushita, NEC, NetGear, Nortel, Pace, Phasecom, Samsung, Scientific-Atlanta, Riverstone, Sony, Thompson Consumer Electronics and Zoom Telephonics.

    In addition, we may face competition from the development of other technologies that enable the provisioning of high-speed Internet access services. Examples include technologies that increase the efficiency of digital transmission over telephone companies' existing copper infrastructure. Similarly, high-speed Internet access services may be deployed over a number of other media, including fiber optic cable, DBS and other wireless technologies. High-speed Internet access services based on some of these competing technologies are already available and could materially limit acceptance of cable modem-based services. The principal competitive factors, some of which are outside of our control, in the high-speed access market include:

  •
  product performance;

  •
  features and reliability;

  •
  price;

  •
  size and stability of operations;

  •
  breadth of product line;

  •
  sales and distribution capability;

  •
  technical support and service;

  •
  relationships with providers of high-speed access services;

  •
  standards compliance; and

  •
  general industry and economic conditions.

    We believe Correlant competes favorably based on its technological expertise, DOCSIS certification experience, strategic manufacturing relationship and cost and time to market efficiencies.

ARESCOM, INC.

    Arescom designs, develops and markets a full line of DSL-based broadband access and networking devices that address the needs of DSL providers, systems integrators and users. Its solutions include both bridging and routing capabilities which can be used in single- and multiple-user environments and a complete product line to deploy DSL services in a Multiple Tenant Units ("MTU"). Arescom had sales of approximately $31.1 million in Fiscal 2001 as compared to sales of only $13.7 million in Fiscal 2000. Sales increased primarily as the result of adding new customers including Microsoft and Telefonica and higher revenues with existing customers Including Pacific Century Cyberworks Hong Kong Telecom ("PCCW") and Earthlink. However, Arescom has not generated net operating income since the date of acquisition. Following the replacement of the Board of Directors and installation of new management of the Company on June 29, 2001, new management determined that Arescom, Inc. will not generate net operating income in the foreseeable future. Accordingly, at June 30, 2001, the Company identified impairment losses associated with its investment in Arescom totaling approximately $20 million. See "Management's Discussion and Analysis—Results of Operations."

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

    Arescom's customer premise equipment ("CPE") products are designed to maximize interoperability with the equipment of various DSLAM vendors. (A DSLAM, or digital subscriber line access multiplexer, receives signals from multiple sources and multiplexes them onto one line.) By establishing interoperability, its customers can reduce the significant time and resources otherwise required to ensure that the various components of their DSL system are compatible. Arescom's CPE products are interoperable with, and are currently being deployed on, network systems with most of the major DSLAM vendors, including Alcatel, Cisco, Copper Mountain, Ericcson, Lucent, NEC, Nokia and Nortel. Arescom works closely with DSLAM vendors, such as Copper Mountain and NEC, to present network service providers a complete DSL access solution with guaranteed interoperability.

    Key elements of Arescom's business strategy include:

  •
  Continue to Innovate

    Arescom is continually developing its proprietary software technology and hardware architecture. This contributes to Arescom's ability to customize its devices to the particular needs of individual network service providers and end users. By designing its own hardware architecture and software technology, Arescom's engineering teams can rapidly introduce new products featuring DSL technologies, such as VDSL over Ethernet, VDSL and SHDSL, and new applications, such as MTU solutions and wireless home LAN.

  •
  Focus on Emerging High Growth Markets

    Arescom will continue its focus on emerging high growth markets where demand for DSL-based access solutions is expected to expand rapidly. The following markets are expected to experience high growth:

  •
  Small Business Sector

  •
  Multi-user Residential Sector

  •
  Multi-tenant units (MTU) Sector

  •
  Leverage and Expand Relationships with DSLAM Vendors

    Arescom will continue to leverage and expand its already strong relationships with DSLAM vendors to maximize market opportunities for its current and future products. This will allow Arescom to more rapidly deploy complete DSL-based broadband access solutions with guaranteed interoperability.

  •
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

  •
  Expand Customer Base

    Arescom plans on expanding its presence in markets around the world, including the United States, Asia and Western Europe. Arescom expects that the evolution of DSL technology will result in the introduction of new applications and new markets, such as the MTU market, where new types of customers such as system integrators, equipment manufactures, hotel operators and property owners will utilize DSL systems. Arescom also plans to leverage its established self-installation technology and increasing brand recognition to sell its products through retail channels.

Customers

    Arescom primarily sells DSL products to local exchange communications providers and Internet service providers. Arescom's MTU products are also sold to OEMs and system integrators who in turn most often sell the product to property owners. The following customers represented 10% or more of Arescom's revenue during Fiscal 2001, Pacific Century Cyberworks Hong Kong Telecom, Earthlink/Mindspring Telefonica, and Microsoft.

Products

    Arescom has designed and developed a broad line of Internet and remote access products to provide broadband access to business and residential users worldwide. Its products include the NetDSL series, NetATM, Remote Manager software and MTU Product Line. Its products have demonstrated interoperability with most leading central office equipment vendors, including DSLAM vendors, and support a wide variety of network protocols. They also have remote management capability through our Remote Manager software.

NetDSL Series

    Arescom's NetDSL series consists of NetDSL 800, NetDSL 1000 and NetDSL 1800. Certain features and functions of our NetDSL products are summarized in the following table:

Product	Primary Market	Functions and Features
NetDSL 800 modem/bridge	Single end-user	Connects through either Ethernet and USB interfaces.
NetDSL 1000 router	Small business and multi-user residential
Supports up to 253 users and features enhanced security methods.
Supports the most common methods of assigning Internet protocol addresses, including dynamic host configuration protocol, network addressing translation and static Internet protocol configuration.
Allows users to assign individual ports to specific applications such as gaming and other multimedia applications.
Supports the two most common techniques of authenticating user identity, PPPoE and PPPoA.
NetDSL 1800 router	Business
Includes all NetDSL 1000 features.
Has a software-based virtual private network encryption security technology.
Has an analog modem with an auto-rollover feature that establishes an analog connection in the event of an interruption of Internet connectivity and automatically reverts back to DSL service when it is reestablished.

    In addition, Arescom's NetDSL products have the following features:

  •
  Support asynchronous transfer mode, or ATM, a method of transmitting data over a network.

  •
  Enable reliable data transmission by providing ATM functionality.

    Support current asymmetrical DSL modulation schemes, which regulate quality of service and transmission speeds.

  •
  Support Microsoft Windows 95/98/2000 and Windows NT, Apple MacIntosh, Unix, and Linux operating systems.

  •
  Compatible with external plain old telephone service devices used to separate voice and data.

  •
  Accommodate most commonly used data traffic management techniques.

  •
  Provide remote management capability.

  •
  Pre-configurable in accordance with customer requirements.

NetATM

    In the process of designing our NetDSL products, Arescom also developed its NetATM 800 bridge device to enable direct connectivity to ATM infrastructures where DSLAMs are not deployed. This product has been sold to PCCW-HKT, whose ATM infrastructure utilizes, transmits and receives data at up to 25 megabits per second, or Mbps. Arescom's NetATM800 contains the following features:

  •
  Supports ATM.

  •
  Enables reliable data transmission services.

  •
  Supports Microsoft Windows 95/98/2000 and Windows NT, Apple MacIntosh, Unix and Linux operating systems.

  •
  Accommodates most commonly used data traffic management techniques.

  •
  Provides remote management capability.

  •
  Pre-configurable in accordance with customer requirements.

  •
  Connects through both Ethernet and USB interfaces.

Remote Manager Software

    All Arescom products include its remote manager software ("Remote Manager") which enables network service providers to remotely diagnose and configure their customer's devices and provide software application support, all without the need to dispatch technicians to the customer's premises. In addition to permitting device connectivity at the network layer, Remote Manager enables technicians to remotely establish device connectivity at the data link layer to provide support even if internet connectivity is disrupted. We believe that among Arescom's major competitors Arescom's Remote Manager is the only commercially available product which allows the connectivity of the central office and the end-user via both the network layer and data link layer. We believe that Remote Manager reduces a network service provider's expenses associated with Broadband Access Systems For MTU Buildings.

    In Fiscal 2001, Arescom introduced a broadband access solution for multi-tenant business, residential, and hotel buildings. This technology effectively moves DSLAM functionality from the central office to a MTU building. This allows network service providers to leverage a single, high bandwidth connection from the central office to the building and then utilize the existing copper infrastructure within the building to reach each tenant using higher bandwidth DSL technology. Ultimately, we believe that this will allow network service providers to offer higher bandwidth services such as video-on-demand, high-speed Internet and Intranet applications in a cost-effective manner. Arescom's MTU system will include enterprise routing functionality, DSL line concentration and CPE functionality to provide the customer a total solution. Arescom's MTU solution will connect directly with widely available high-speed data transmission infrastructures such as optical or T-1 connections. As a stackable and standard rack-mountable product, it will give customers lower entry costs with the ability to expand the solution when needed. Arescom's MTU system will incorporate a space-saving design and include our Remote Manager software.

Manufacturing Arrangements

    Arescom outsources the assembly and testing of products and printed circuit boards and some portions of its supply chain management, including shipping and quality assurance procedures, to contract manufacturers. In Fiscal 2001 Arescom used the services of two primary contract manufacturers Askey Computer Corp. and Chou Chin Industry Corp. Both companies are based in Taiwan and are traded on the Taiwanese stock exchange. In addition, they are certified by the International Standards Organization for manufacturing and design processes and the facilities used to produce Arescom's products are ISO 9000 compliant.

    Products shipped to our clients in Asia are tested, configured, packaged and shipped by the Contract manufacturer who has manufactured the product. Arescom's Fremont, California facility performs final test, configuration, packaging and shipping on products shipped to customers in other locations. We handle all other products at our Fremont facility. To assure the reliability and quality of its products, together with Askey, Arescom utilizes stringent quality controls, including material inspections, in process testing and final test. Arescom's manufacturing engineers design and build all test procedures and equipment for its products. Arescom's manufacturing and design engineers work together to ensure that the test procedures remain current as DSL technology evolves.

    In manufacturing Arescom's products, we generally use components that we believe are best of breed, providing the most advanced features and reliability. As a result, Arescom often purchases key parts and components from sole-source suppliers such as GlobeSpan, Texas Instruments and Virata. We plan to engage an additional contract manufacturer to meet Arescom's anticipated manufacturing requirements.

    Even though the Company has developed relationships with certain companies for assembly and testing of products and purchases of key parts and components, the Company believes in the unlikely event that such services or supplies were to become unavailable from those companies that there are alternative sources for such services and supplies.

Competition:

    The DSL network equipment industry is highly competitive, rapidly evolving and subject to rapid technological change. The principal competitive factors in this market include:

  •
  interoperability;

  •
  product reliability and performance;

  •
  product availability;

  •
  product features;

  •
  price;

  •
  industry relationships with network service providers, chipset manufacturers, voice gateway manufacturers and DSLAM vendors;

  •
  ease of installation and use;

  •
  brand recognition; and

  •
  technical support and customer service.

    We expect to face increasing competitive pressures from both current and future competitors in the markets we serve.

    Arescom currently competes directly with other providers of DSL CPE including, among others, 2 Wire, Alcatel, Cayman, Cisco Systems, NEC, Netopia, Siemens (formerly Efficient Networks), Westell Technology, Xavi and ZyXEL. Many of Arescom's competitors and potential competitors have substantially greater financial, technical, distribution, marketing and other resources than Arescom has and, therefore, may be able to respond more quickly to new opportunities, technologies and other developments.

    In addition, many of Arescom's competitors have longer operating histories, greater name recognition and established relationships with DSLAM vendors, component suppliers and network service providers. These competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing new products. In addition, some of Arescom's competitors may make acquisitions or enter into strategic relationships among themselves or with third parties which may enable them to gain market share by addressing the needs of Arescom's prospective customers. Many of Arescom's competitors have existing relationships with one or more of Arescom's prospective customers.

    Furthermore, alternative technologies for broadband access such as broadband wireless, cable, and high-capacity leased line, or T-1, solutions are competing with DSL for broadband access customers. We believe that trends with respect to the penetration of DSL service among broadband access customers will directly affect Arescom's business.

REGENT ELECTRONICS CORP.

    Regent designs, develops, manufactures and markets Internet related products that offer Internet access through telephone lines and cable television lines. Although Regent has recently undertaken efforts to expand its product line, historically, Regent has generated most of its income from a single license of acquired technology and patents and, to a lesser extent, from sales of its A9000 television set-top boxes and chips (incorporating this technology) to overseas customers, mainly in the Peoples Republic of China. During Fiscal 2001, Regent had no revenue from selling set-top boxes. Its consulting income ($163,362) was the result of contracting out its engineers to affiliates.

    Pursuant to an agreement dated June 26, 2001, prior to the replacement of prior management of the Company, the Company's prior management agreed to sell Regent to the directors and officers of Regent. The agreement provides that the Company will receive up to $15 million from a percentage of the future earnings of Regent as consideration for the sale. Following the replacement of prior management with new management of the Company, new management is reviewing the sale agreement, the circumstances relating to the proposed transaction and the Company's rights and obligations under the agreement.

LOTUS WORLD, INC.

    Lotus World was organized by LPFC in April 1999 to become a private-label Asian language e-commerce service provider. During Fiscal 2001, Lotus World had limited consulting income and sales to related parties. Due to the negative macro market response to general e-commerce, the Company believes that substantial financial resources would need to be obtained for Lotus World in order for its continued operation until it is profitable. As at June 30, 2001, the operations of Lotus World were suspended.

ACUMEN TECHNOLOGY, INC.

    On November 13, 2000, LPFC established a wholly-owned subsidiary, Acumen Technology, Inc. Incorporated in the state of Delaware.

    On December 18, 2000, LPFC transferred all of the capital stock of Correlant and Arescom held by it to Acumen. Subsequent to this transaction, Acumen owns all of the equity interest previously held by LPFC, and remains a wholly-owned subsidiary of LPFC. Other than its holdings of the Correlant and Arescom stock, Acumen has no independent operations.

USS ONLINE, INC.

    On February 12, 1999, the Company entered into a Share Purchase and Exchange Agreement with Mr. Stefan H. Benger, the sole shareholder of Professional Market Brokerage, Inc. ("PMB"), a company engaged in securities and commodities brokerage activities. Under the terms of the agreement, the Company issued 500,000 shares of its common stock to Mr. Stefan Benger as part of the consideration for the Company's acquisition of PMB's equity interest.

    On February 15, 1999, the Company entered into a Share Purchase and Exchange Agreement with Travelway International Inc. to acquire 100% of US Securities & Futures Corp. ("USSF"), a company engaged in securities and commodities brokerage activities. Under the terms of the agreement, the Company issued 500,000 shares of its Common Stock to Travelway International Inc. as part of its consideration for the acquisition of USSF.

    On June 28, 1999, the Board of Directors of the Company adopted the resolution, effective immediately, to transfers all of its ownership interests in each of USSF and PMB to USS Online Inc., a newly established subsidiary to run the two companies.

    On February 7, 2000, LPFC sold 72% of its interest in USS Online, Inc. to Travelway International Limited in exchange for 732,802 shares of LPFC Common Stock. LPFC continues to hold 28% of Online's outstanding stock.

Sales and Markets

    LPFC serves as the holding company of several operating subsidiaries, therefore the Company has no direct sales to customers. Therefore, sales and market information for its operating subsidiaries is provided.

Markets

    The Company sells its products in the United States and abroad, primarily through direct wholesalers, relationships with original equipment manufacturers ("OEM"), strategic alliances and distributors. In Fiscal 2001, approximately 31% ($90.5 million) of the Company's consolidated sales were made to customers in the United States and approximately 69% ($204.4 million) were made to foreign customers.

Customers

    During Fiscal 2001, the Company had three customers with billings in excess of 10% of its total revenues. The combined sales to these three customers accounted for approximately 81% of the Company's consolidated total revenues. The customers were Toshiba Corp. which accounted for approximately $176.0 million (59.6%) of consolidated revenues, Terayon, which accounted for approximately $33.8 million (11.75%), and COM21, which accounted for approximately $29.3 million (9.9%).

    All of the these three largest customers were Correlant's customers. Approximately 75% of Correlant's sales were attributed to one of them, and 20% in the aggregate to the other two.

    During Fiscal 2001, Arescom had 4 customers with billings in excess of 10% of Arescom's total revenues. The customers were Pacific Century Cyberwords Hong Kong Telecom, Earthlink/Mindspring, Telefonica, and Microsoft.

    All of the major customers of both Correlant and Arescom typically purchased products pursuant to a few large purchase orders. Neither Correlant or Arescom has written agreements with these customers for ongoing or continued sales with specified minimum quantities. As a result, although the Company believes that its subsidiaries' relations with these customers are good, there are no assurances of continued sales to these customers. The loss of any of these customers, could have a material adverse impact on Correlant's or Arescom's operations.

Trademarks and Patents

    The Company currently holds trademarks, copyrights and patent licenses of Amiga-Commodore technology in the Peoples Republic of China ("PRC"), Taiwan, Hong Kong, Macao and the bordering countries between PRC and the former Soviet Union. These trademarks, copyrights and patent licenses are not material to the Company's operations.

    The Company relies on a combination of copyright, trademark, trade secret and other intellectual property laws, nondisclosure agreements and other contractual provisions and protective measures to protect our proprietary rights. The Company also relies on unpatented trade secrets and know-how and proprietary technological innovation and expertise which are protected in part by confidentiality and invention assignment agreements with our employees, advisors and consultants and non-disclosure agreements with certain of our suppliers. These agreements may be breached, the Company may not have adequate remedies for any breach or our unpatented proprietary intellectual property may otherwise become known or independently discovered by competitors.

    From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. The Company may be subject to license offers and infringements claims in the future as the number of products and competitors in our market grows and the functionality of products overlaps. Companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, the Company could be required to obtain licenses to the infringing technology, pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if the Company ultimately prevails. Accordingly, any infringement claim or litigation against the Company could significantly harm our business, operating results and financial condition.

Employees

    As of June 30, 2001, the Company had approximately 190 employees. None of the Company's employees is represented by a labor union. To date, the Company has not had any of its operations interrupted due to labor disputes and considers its relationship with its employees to be good.

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

Research and Development

    During Fiscal 2001 the Company incurred research and development expenditures of approximately $17.2 million. These expenditures were attributable principally to continuing development activities by Correlant and Arescom in connection with the customization of products and the introduction of new products.

Forward-Looking Statements

    The statements contained in this report that are not historical facts are "forward-looking statements" which can be identified by the use of expressions such as; "estimates," "projects,"

"anticipates," "expects," "intends," "believes," or variations thereof or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Management cautions the reader that these forward-looking statements, such as statements regarding development of the Company's business, the Company's anticipated capital expenditures and other statements contained in this report regarding matters that are not historical facts are only estimates or predictions. No assurance can be given that anticipated future results will be achieved. Actual events or results may differ materially from those anticipated, as a result of risks facing the Company and unforeseen affected by production difficulties or economic conditions adversely affecting the markets for the Company's products. The Company undertakes no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 2.  PROPERTIES

    LPFC's executive offices are located at 200 Centennial Avenue, Piscataway, New Jersey and consist of approximately 9,100 square feet under a lease that expires on February 28, 2003, with a branch office located at 8001 Irvine Center Drive, Suite 400, Irvine California (approximately 3,000 square feet). Correlant and Arescom lease office space in San Diego, California (approximately 26,000 square feet) and Fremont, California (approximately 36,000 square feet), respectively. Regent and Lotus World's offices are both located at 200 Centennial Avenue, Piscataway, New Jersey.

    The following table summarizes the Company's leases for offices and other facilities in the United States:

Location	Lease Term	Commence Date	Expiration Date
Irvine, California	1 year	October 1, 2001	October 1, 2002
Piscataway, New Jersey	5 years	June 5, 1997	February 28, 2003
Middlesex, New Jersey	Annual Renewable	June 5, 1999	Renewable
San Diego, California	3 years	July 30, 1999	July 31, 2002
Fremont, California	2.7 years	November 1, 1999	March 31, 2002

    In addition, Correlant has a branch office in Taipei, Taiwan, and Arescom has branch offices in Beijing, China, and Taipei, Taiwan. All overseas properties are leased. We believe that the Company's facilities, together with planned expansions and upgrades of facilities, are adequate to meet present and reasonably foreseeable needs. We also believe that adequate space will be available to replace any leased facilities whose leases expire in the near future.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 8, 2001, TCL, a stockholder of LPFC, solicited the consent of the stockholders of the Company which called for the immediate removal of the existing board of directors of the Company, replacing them with nominees of TCL. On June 29, 2001, TCL delivered to the Company at its principal place of business written consents signed by the holders of more than a majority of the outstanding shares of the Company entitled to vote in accordance with Section 228(a) of the Delaware General Corporation Law.

    Information related to this vote by the stockholders of the Company is incorporated by reference from the Company's filings made (i) on Schedule 14A as filed with the Commission on June 8, 2001 and (ii) on Form 8-K as filed with the Commission on July 2, 2001.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

    Lotus Pacific, Inc.'s common stock, par value $0.001 per share ("Common Stock"), has been traded on the OTC Bulletin Board under the symbol "LPFC" since December 1, 1994. The following table sets forth the high and low closing sales prices of the Common Stock for the periods indicated as reported on the OTC Bulletin Board. These prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2000
September 30, 1999	$15.00	$11.00
December 31, 1999	$11.00	$9.00
March 31, 2000	$13.81	$8.75
June 30, 2000	$12.97	$9.25
Fiscal Year 2001
September 30, 2000	$11.3750	$5.6875
December 31, 2000	$6.1250	$1.3125
March 31, 2001	$2.0156	$0.6875
June 30, 2001	$1.6500	$0.3500

    As of September 20, 2001, there were 64,232,125 shares of Common Stock issued and outstanding, held by approximately 510 holders of record, as indicated on the records of the Company's transfer agent. The total number of beneficial holders of Common Stock as of such date was approximately 650.

    To date, LPFC has not declared or paid any cash dividends on its Common Stock. LPFC currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

    During Fiscal 2001, pursuant to the Acquisition Agreement, as amended, between the Company and Correlant, LPFC issued 98,330 shares of its common stock to a limited number of Correlant employees who exercised stock options to acquire Correlant common stock during the period, in exchange for the Correlant common stock received upon exercise. The exchange was based on a ratio established in the Acquisition Agreement, as amended. The issuances of LPFC common stock were undertaken in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1993, as transactions not involving a public offering.

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

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS EXCEPT PER SHARE DATA)

	Fiscal Years Ended June 30,
	2001	2000	1999	1998	1997
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales	$294,987	$95,496	$42,383	$6,155	—
Cost of sales	271,839	78,885	37,711	3,408	—

Gross profit	23,148	16,611	4,671	2,747	—
Royalty income	—	—	124	1,800	—
Operating Expenses
General and administrative	64,574	83,042	10,643	3,678	224
Research and Development	17,249	14,698	2,215	4,372	104

Total operating expenses	81,823	97,740	12,859	8,050	328
Operating income (loss)	(58,674)	(81,129)	(8,063)	(3,503)	(328)

Other income (expenses), net	657	105	1,142	(10)	413
Loss on sale of joint venture interest	—	(4,254)	—	—	—
Gain (Loss) on sale of stock of subsidiaries	—	41,373	(591)	—	—
Minority interest in income of consolidated subsidiaries	1,229	3,713	409	218	82
Net income (loss) before income taxes, and discontinued operations	(56,788)	(40,192)	(7,103)	(3,295)	167

Income tax (expense) benefit	(4,960)	(10,663)	—	81	(124)
(Loss) income from discontinued operations	—	—	(53)	566	178
Net income (loss)	$(61,748)	$(50,855)	$(7,157)	$(2,649)	$221

Net income (loss) per share
Basic	$(.96)	$(.80)	$(0.15)	$(0.06)	$0.01

Diluted	$(.96)	$(.80)	$(0.15)	$(0.06)	$0.00

Weighted average shares outstanding	64,153	63,867	49,032	44,421	29,238
	At June 30
	2001	2000	1999	1998	1997
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$29,230	$27,942	$30,799	$3,263	$357
Working capital	21,309	28,232	10,143	8,171	1,052
Total assets	139,958	152,561	207,763	45,455	8,404
Long-term obligations	—	—	—	—	—
Total shareholders' equity	$62,538	$106,428	$145,410	$35,875	$5,917

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

BUSINESS ACQUISITIONS AND DISPOSITIONS

Fiscal 2001.

    On November 13, 2000, LPFC established a wholly-owned subsidiary, Acumen Technology, Inc. ("Acumen"). Incorporated in the state of Delaware, Acumen focuses exclusively on the development of broadband communications and network technology.

    On December 18, 2000, LPFC transferred all of the capital stock of Correlant Communications, Inc. ("Correlant") and Arescom, Inc. ("Arescom") held by it to Acumen. Subsequent to this transaction, Acumen owns all of the equity interest previous held by LPFC, and remains a wholly-owned subsidiary of LPFC.

    In January 2001, the Company agreed to refund $7.1 million to an investor that purchased 355,000 shares of Correlant's common stock from the Company during the fiscal year ended June 30, 2000. The refund increased the Company's ownership of Correlant from 65% to 66.5%. The Company has recorded goodwill associated with the refund of $6,857,761.

Fiscal 2000

    On September 1, 1999, LPFC entered into a joint venture (the "Joint Venture") with TCL Holdings (BVI) Ltd., to develop, manufacture and market Internet and network products and services in The Peoples Republic of China. On June 16, 2000, LPFC sold its 50% stake in the Joint Venture to Great Seasons Investments Ltd., an independent third party, for $560,000 (paid by the issuance of a note due December 15, 2000 which was paid in full during Fiscal 2001), recording a loss of approximately $4.3 million in this transaction.

    On February 7, 2000, LPFC sold 72% of its interest in USS Online, Inc. to Travelway International Limited in exchange for 732,802 shares of LPFC Common Stock. Online owns the stock of US Securities and Futures Corp. ("USSF")and Professional Market Brokerage, Inc. ("PMB"), acquired by LPFC in February 1999, which are engaged in securities and commodities brokerage activities. LPFC recorded a loss of approximately $4.1 million in this transaction. LPFC continues to hold 28% of Online's outstanding stock.

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

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 2001 AND 2000

Revenues

    Total revenues for Fiscal 2001 increased by $199.5 million or 209% to $295.0 million compared to revenues of $95.5 million for the fiscal year ended June 30, 2000 ("Fiscal 2000"). The increase in revenues resulted primarily from the significant increase in sales from Correlant's cable modem and Arescom's DSL products, offset partially by decrease sales from Regent's set-box and chips sales.

    In Fiscal 2001, LPFC's had no revenue. LPFC serves as the holding company of several operating subsidiaries, therefore the Company does not expect it to generate significant sales apart from gains resulted from sales of its subsidiaries' stock. Correlant's revenues amounted to $263.9 million (approximately 89%) of the Company's total revenues, and Arescom's revenues amounted to $31.1 million (approximately 11%) of the Company's total revenues. Regent had no sales revenue due to its discontinued operation in producing and marketing its set-top boxes. Lotus World did not have material revenue in Fiscal 2001.

Cost of Sales

    Total cost of sales for Fiscal 2001 increased by $193.0 million or 245% to $271.8 million compared to cost of sales of $78.9 million for Fiscal 2000. Correlant's cost of sales amounted to $232.3 million (approximately 89%) of the Company's cost of sales, and Arescom's cost of sales amounted to $29.0 million (approximately 11%) of the Company's cost of sales.

Operating Expenses

    Operating expenses, consisting of selling, general and administrative expenses, decreased by $18.5 million or 22%, to $64.6 million in Fiscal 2001, compared to $83.0 million in Fiscal 2000. Correlant's operating expenses amounted to $22.4 million (approximately 27%) of the Company's operating expenses, and Arescom's operating expenses amounted to $22.1 million (approximately 34%) of the Company's operating expenses. The increase is primarily attributable to the absence of write-offs of the Company's investment in Regent and Regent's intangible assets in the aggregate amount of $54.0 million during Fiscal 2000; partially offset by (1) amortization expenses of $22.6 million attributable to Arescom, (2) substantial increase in operating expenses for Correlant and Arescom due to their increased sales, and (3) substantial increase in amortization of deferred stock compensation ($17.9 million) compared to Fiscal 2000 ($4.0 million).

Research and Development Expense ("R&D")

    For Fiscal 2001, research and development expenses increased by $2.6 million, or 17%, to $17.2 million compared to $14.7 million in Fiscal 2000. The increase is primarily attributable to the increase in R&D expenses for Correlant and Arescom operation, partially offset by decrease in Regent's R&D spending. Correlant's research and development expenses amounted to $15.5 million (approximately 90%) of the Company's research and development expenses, and Arescom's research and development expenses amounted to $1.7 million (approximately 10%) of the Company's research and development expenses.

Goodwill and Intangible Asset Write-off

    Goodwill, net of accumulated amortization ($39.5 million) was $43.0 million at June 30, 2001, $21.5 million (33%) less than at June 30, 2000.

    Following the replacement of the Board of Directors and installation of new management of the Company on June 29, 2001, as part of new management's review of financial results for Fiscal 2001, new management also performed an assessment of the carrying value of the our long-lived assets to be held for use including significant amounts of goodwill and other intangible assets recorded in connection with various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative economic trends affecting current operations and expected future sales as well as the general decline of technology valuations. The conclusion of that assessment was that in management's opinion, a material impairment existed at June 30, 2001 with respect to the goodwill associated with Arescom. As a result, we recorded charges of $22.6 million to reduce goodwill and other long-lived assets during Fiscal 2001, based on the amount by which the carrying amount of these assets exceeded their fair value. Of the total write down, $20.0 million is related to the goodwill primarily associated with the acquisition of Arescom with the balance of $2.6 million relating to other long-lived assets. Fair value was determined based on discounted future cash flows. It is reasonably possible that the estimates and assumptions used under our SFAS 121 assessment may change in the near term resulting in the need to further write-down our goodwill and other long-lived assets. In addition, it is reasonably possible we may incur additional reductions in goodwill if our market capitalization is less than our net assets in future periods.

Net Loss

    As a result of the factors discussed above, the Company's net loss increased by $10.9 million to $61.7 million, or $0.96 per diluted share, in Fiscal 2001 compared to a net loss of $50.9 million, or $0.80 per diluted share, in Fiscal 2000. Excluding goodwill amortization expenses, related write-offs and deferred compensation charges, the Company had net loss of $15.5 million in Fiscal 2001, or $0.24 per diluted share.

Income Taxes

    LPFC incurred income taxes of approximately $5.0 million in Fiscal 2001 compared to income taxes of $10.7 million in Fiscal 2000. The decrease is attributable primarily to the absence of comparable sales of Correlant stock during Fiscal 2000. Correlant is not included in the Company's consolidated income tax returns. Arescom is included in the Company's consolidated income tax returns for the period from January 1 to June 30, 2000. Both Regent and Lotus World are included in the Company's consolidated income tax returns. Net operating loss carryforwards cannot be used to offset certain alternative minimum tax liabilities.

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

Cost of Sales

    Total cost of sales for Fiscal 2000 increased by $41.2 million or 109% to $78.9 million compared to cost of sales of $37.7 million for Fiscal 1999. Correlant's cost of sales amounted to $56.9 million (approximately 72%) of the Company's cost of sales, and Arescom's cost of sales amounted to $13.0 million (approximately 17%) of the Company's cost of sales.

Operating Expenses

    Operating expenses, consisting of selling, general and administrative expenses, increased by $72.4 million or 683%, to $83.0 million in Fiscal 2000, compared to $10.6 million in Fiscal 1999. Correlant's operating expenses amounted to $1.9 million (approximately 2%) of the Company's operating expenses, and Arescom's operating expenses amounted to $6.7 million (approximately 8%) of the Company's operating expenses. The increase is primarily attributable to (1) write-offs of the Company's investment in Regent and Regent's intangible assets in the aggregate amount of $54.0 million or 65% of total operating expenses, (2) depreciation and amortization expenses of $8.8 million attributable to LPFC's acquisition of controlling interests in Correlant, Arescom, USSF and PMB, and (3) operating expenses of Correlant (including deferred compensation charges of $5.1 million in connection with the issuance of certain employee stock options) and Arescom for all of Fiscal 2000 as compared to only a single quarter in Fiscal 1999 which increased commensurate with increased revenues during Fiscal 2000.

Research and Development Expense

    For Fiscal 2000, research and development expenses increased by $12.5 million, or 568%, to $14.7 million compared to $2.2 million in Fiscal 1999. The increase is primarily attributable to inclusion of the research and development expenses of Correlant and Arescom for all of Fiscal 2000 as compared to only a single quarter in Fiscal 1999. Correlant's research and development expenses amounted to $7.5 million (approximately 51%) of the Company's research and development expenses, and Arescom's research and development expenses amounted to $1.9 million (approximately 13%) of the Company's research and development expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2001, the Company had working capital of $21.3 million, compared to $28.2 million and $10.1 million at June 30, 2000 and 1999, respectively. The decrease in working capital resulted primarily from decrease in accounts receivables ($6.8 million) and increase in accounts payable ($21.0 million), partially offset by increase in inventory ($6.5 million).

    Net cash used by operating activities totaled $11.5 million in Fiscal 2001. This amount reflected the decrease in accounts receivable ($6.8 million), increase in inventories ($6.5 million), and depreciation and amortization and write-off of goodwill and intangible assets ($47.8 million). The depreciation and amortization and write-off of goodwill and intangible assets consisted primarily of write-offs of the Company's investment in Arescom and Arescom's assets, as described above.

    Net cash used by operating activities totaled $3.1 million in Fiscal 2000. This amount reflected the decrease in accounts receivable ($8.1 million), increase in inventories ($8.2 million), and depreciation and amortization and write-off of goodwill and intangible assets ($62.8 million). The depreciation and amortization and write-off of goodwill and intangible assets consisted primarily of write-offs of the Company's investment in Regent and Regent's intangible assets.

    The Company's principal funding source has been and is expected to continue to be private sales of stock of LPFC and certain subsidiaries.

    In Fiscal 2001, cash flow from investment activities totaled $12.6 million, consisting of principally the proceeds from sales of Arescom preferred stock ($13.3 million) and receipts from notes payment ($10.2 million), partially offset by repurchase of Correlant's stock from one investor ($7.1 million).

    In August 2001, Arescom extended its credit agreement with a bank, which provided for a line of credit of up to $3,900,000 for general business purposes. The line of credit bears interest at prime rate (6.75% as of June 30, 2001) plus 1.15%. Total borrowings are limited to the lesser of $3,900,000 or 80% of eligible accounts receivable plus $200,000, and are subject to Arescom's compliance with financial and reporting covenants. The credit agreement includes terms requiring satisfaction of certain financial ratios, maximum debt to equity leverage, senior indebtedness, and tangible net worth. The repayment of the borrowings is guaranteed by Lotus Pacific and is secured by virtually all of Arescom's assets. As of June 30, 2000 and 2001, the outstanding borrowings were $1,278,000 and $3,000,000, respectively.

    In Fiscal 2000, cash flow from investment activities totaled $42.4 million. The sale of Correlant stock provided approximately $62.2 million of additional cash in fiscal 2000. Positive cash flows were partially offset by loans made by the Company, consisting primarily of a loan of $10.0 million to TurboComm Technology, Inc. ("TurboComm"), the manufacturer of Correlant's cable modem products, and a loan of $1.3 million to USS Online, Inc. ("USS Online"). The loan to TurboComm was due April 7, 2001 and bears interest at the rate of six percent per annum. Balance due the Company on the TurboComm note at June 30, 2001 was $3,000,000. The Company currently anticipates that Turbocomm will make the payment of the balance of $3,000,000 with applicable interest to the Company in Fiscal 2002. The loan to USS Online is payable on demand and bears interest at the rate of eight percent per annum.

    In June 2000, Arescom obtained a $1,500,000 working capital loan from a third-party in the form of an unsecured short-term promissory note, which was paid in August 2000 along with interest at 6.00% annual rate.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will require the recognition of all derivatives on the Company's balance sheet at fair value. The Company does not engage in these activities.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB No. 101 effective October 2000. The impact on the Company's financial statements was not material.

    In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation. The Company adopted FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, Accounting for Stock Issued to Employees.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets.

    The provisions of SFAS No. 141 relate to transactions that occur after June 30, 2001. SFAS No. 141 will not effect the financial statements of the Company.

    The provisions of SFAS No. 142 shall be applied to fiscal years beginning after December 31, 2001. The provisions for this statement provide that goodwill recognized before June 30, 2001 will no longer be amortized but goodwill will be tested for impairment as of the beginning of the fiscal year in which this statement is initially applied in its entirety. The effect of adopting this standard would have resulted in the goodwill recognized from the acquisition of Correlant Communications, Inc. in the amount of $5.8 million not being amortized in 2001.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The Company has eight Directors elected in three separate classes. Three Directors serve as Class I Directors, and each will serve for a term which expires at the 2002 Annual Meeting of stockholders, or until their successors are duly elected and qualified or until their death, resignation or removal. Two Directors serve as Class II Directors, and each will serve for a term which expires at the 2003 Annual Meeting of stockholders, or until their successors are duly elected and qualified or until their death, resignation or removal. Three Directors serve as Class III Directors, and each will serve for a term which expires at the 2004 Annual Meeting of stockholders, or until their successors are duly elected and qualified or until their death, resignation or removal. The following table sets forth certain information with respect to the directors and officers of the Company as of September 20, 2001:

Name	Age	Positions and Offices Held With the Company
YAN, Yong (Vincent)	38	President, CEO, CFO, Secretary, and Class II Director
SUN, Stacey	38	Vice President
LI, Dong Sheng	43	Chairman of the Board of Directors (Class III Director)
CHIANG, Chung-I	42	Class I Director
CHING, Chris	35	Class I Director
LIN, Jih-Ming	50	Class III Director
LIU, Jian	46	Class III Director
LUM, Gordon Ming	37	Class II Director
REN, Jian	38	Class I Director

    Mr. Yong (Vincent) Yan was appointed as a Class II Director of the Company on June 29, 2001. Mr. Yan was appointed to the positions of President, CEO, CFO, Secretary of the Company on June 29, 2001. Mr. Yan has been Executive Director and Chief Financial Officer of TCL International Holdings, Ltd. ("Holdings"), a Hong Kong publicly traded consumer electronics and information technology company (and a subsidiary of TCL) since March 1999. From December 1997 to February 1999, Mr. Yan served as Vice President and PRC Country Manager of Tulip Computers (Asia) Ltd., a subsidiary of a European computer manufacturer. From January 1995 to November 1997, Mr. Yan served as Managing Director of Central Empire Strategic Investment Ltd., a PRC investment consulting firm. Mr. Yan is also the General Manager of Shanghai Tianshi Networks Information Limited, a wholly-owned subsidiary of the Joint Venture. Mr. Yan has 11 years of experience in the computer and consumer goods industries. Mr. Yan holds an MBA from Stanford University and a Masters degree in Computer Science from Peking University.

    Ms. Stacey Sun was appointed to the position of Vice President of the Company on June 29, 2001. Ms. Sun was Vice President—Operations at Shanghai Tianshi Network Information Ltd., a wholly owned subsidiary of the joint venture formed by the Company and TCL from 1999 to 2001. She worked as an assistant to General Manager at a fashion manufacturer and exporter in China from 1993 to 1999. Ms. Sun holds a Bachelor degree in Economics from the University of International Business and Economics in Beijing, People's Republic of China.

    Mr. Dong Sheng Li was appointed as a Class III Director of the Company on June 29, 2001. Mr. Li has been Chairman of the board of directors and President of TCL Holdings Co., Ltd., a People's Republic of China investment and holdings company (and TCL's parent company), since 1996. Mr. Li is also the Chairman of the board of directors of Holdings, and the Chairman of the board of directors of BVI, a 50% shareholder of the Joint Venture (and a subsidiary of Holdings). Mr. Li has 20 years of experience in the telecommunication equipment and consumer electronics industry. Mr. Li holds a Bachelor degree in Engineering from South China University of Technology.

    Mr. Chung-I Chiang was appointed as a Class I Director of the Company on June 29, 2001. Mr. Chiang has been Senior Engineering Director of Silicon Motion Inc., a semiconductor company which he co-founded, since January 1996.

    Mr. Chris Ching was appointed as a Class I Director of the Company on June 29, 2001. Mr. Ching has been Senior Investment Manager of Technology Associates Management Company, a venture capital fund management company, since August 1999. Mr. Ching has also been an Assistant Professor at the University of Texas since May 1998, where he has taught courses in corporate finance. From May 1997 to July 1999, Mr. Ching served as Member of Scientific Staff at Nortel Networks, Inc., a communications equipment supplier. From October 1994 to June 1996, Mr. Ching served as Financial Analyst at Merrill Lynch & Co., Inc., a financial services company. Mr. Ching holds a Ph.D. in finance from the University of Texas at Arlington.

    Mr. Jih-Ming Lin was appointed as a Class III Director of the Company on June 29, 2001. Mr. Lin has been Vice President of Techlab Tech Inc., a Taiwanese semiconductor manufacturer, since 1998. From 1992 to 1998, Mr. Lin served as Vice President of National Advantages Computer, Inc., a computer products manufacturer. Mr. Lin has 15 years of experience in the semiconductor industry. Mr. Lin is a graduate of Defense Medical Industry in Taiwan.

    Mr. Jian Liu was appointed as a Class III Director of the Company on August 6, 2001. Mr. Liu served as President of JBL International Inc., an apparel agent in New York, New York, from January 1996 to the present. Mr. Liu is a director of Lotus International Holdings Corp. He has with a BA degree from the Nanjing University, China.

    Mr. Gordon Ming Lum was appointed as a Class II Director of the Company on August 6, 2001. Mr. Lum is a co-founder and director of Correlant and has been its Vice President of Engineering since its inception in 1996 and its Secretary since March 1999. From 1992 to 1995, Mr. Lum worked as an engineer at MultiSpectra Engineering, Inc., an engineering consulting company. Mr. Lum has over 9 years of research and development experience in signal processing and telecommunications systems. In addition, Mr. Lum has had extensive experience in system analysis, system architectural development, hardware development, and software development of complex communications networks and MPEG-2 systems. Mr. Lum received his B.S. in Electrical Engineering from the Massachusetts Institute of Technology in 1987 and his M.S. in Electrical Engineering from the University of California, San Diego in 1993.

    Mr. Jian Ren was appointed as a Class I Director of the Company on June 29, 2001. Mr. Ren has been Chief Technology Officer of Holdings since 2000. From 1997 to 2000, Mr. Ren served as Deputy Director of Microsoft China Research & Development Center. From 1993 to 1997, Mr. Ren served as Project Manager of Microsoft Inc., a publicly traded developer, manufacturer and licensor of software products. Mr. Ren has 14 years of experience in the computer and consumer device industry. Mr. Ren holds a Masters degree in Computer Science from Peking University.

    None of the members of the Board of Directors or executive officers of the Company are related to one another.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the

Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on its review of the copies of such forms received by it with respect to Fiscal 2001, the Form 3 filings of Mr. Yong Yan, Ms. Stacey Sun, Mr. Jian Ren, Mr. Dong Sheng Li, Mr. Jian Liu and Mr. Gordon Ming Lum and TCL Industries Holdings (HK) Ltd. and Lotus International Holdings Corp. were filed late and Mr. Chung-I Chiang, Mr. Chris Ching and Mr. Jih-Ming Lin have failed to make their required filings on Form 3. To the Company's knowledge, based on its review of the copies of such forms received by it with respect to Fiscal 2001 and the records of its transfer agent, Yao Investment Corp., a former 10% shareholder, James Yao, the former Chairman of the Company's Board of Directors, and Lotus International Holdings Corp. have failed to make required filings on Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth for the fiscal years ended June 30, 1999, 2000 and 2001 the compensation for services in all capacities to the Company of the persons who were at June 30, 2000 (i) the chief executive officer of the Company, and (ii) other executive officers of the Company who received over $100,000 in compensation during any of the three years (collectively, the "Named Officers").

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTP Payouts	All Other Compensation
Yong Yan(1) President, CEO, CFO	2001 2000 1999	0 N/A N/A	— — —	— — —	— — —	— — —	— — —	— — —
William G. Hu(2) CEO	2001 2000 1999	120,000 N/A N/A	— — —	— — —	— — —	— — —	— — —	— — —
Jeremy Wang President	2001 2000 1999	N/A 120,000 N/A	— — —	— — —	— — —	— — —	— — —	— — —
David Li(2) CFO	2001 2000 1999	120,000 66,607 N/A	— 90,000 —	— — —	— — —	— — —	— — —	— — —
Hsing Chih Tuan Pres—Correlant	2001 2000 1999	170,000 114,045 N/A	— 8,000 —	— — —	— — —	— — —	— — —	— — —
Max Lu	2001 2000 1999	168,000 163,385 N/A	— — —	— — —	— — —	— — —	— — —	— — —

(1)
Reflects actual salary paid during the portion of Fiscal 2001 that Mr. Yan was employed by the Company. Mr. Yan was appointed as the Company's President, CEO, and CFO as of June 29, 2001. Mr. Yan's annual salary is $120,000.

(2)
Reflects actual salary paid during the portion of Fiscal 2001 while was employed by the Company. Employment was terminated on June 29, 2001.

STOCK OPTIONS

    No current executive officer or director of the Company hold any stock options. No stock option grants were made during Fiscal 2001. No stock appreciation rights were granted during Fiscal 2001.

OPTION EXERCISES AND HOLDINGS

    No current Executive Officer or director of the Company hold any option, and no options was exercised during Fiscal 2001.

DIRECTOR COMPENSATION

    From the beginning of Fiscal 2001 until June 29, 2001, non-employee directors of the Company were each paid $1,000 for each regular meeting of the Board of Directors which they attended and $800 for each special or committee meeting of the Board of Directors which they attended, plus, in each case, actual out-of-pocket expenses for attendance. Non-employee directors were eligible to receive an option to purchase 5,000 shares of the Company's common stock for each fiscal year which they serve as Directors. Prior to Fiscal 2000, no payments were made and no stock options were granted to non-employee directors. After June 29, 2001, no directors receive cash payments or stock options for their service on the Board of the Directors.

    Directors who are also employees of the Company do not receive cash payments or stock options for their service on the Board of the Directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE IN CONTROL AGREEMENTS

    There was no employment contract with any employee, including officers of the Company, prior to June 29, 2001.

    Mr. Yan has an employment agreement with the Company. None of the other employees besides Mr. Yan has any employment or severance agreement with the Company and their employment may be terminated at any time at the discretion of the Board of Directors.

    On June 29, 2001, the Company entered into a one year employment agreement with Mr. Yan for the positions of President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. This agreement may be extended for successive one year periods by the Company and Mr. Yan. For his services, Mr. Yan will be paid an annual salary of $120,000 and an annual bonus to be determined in the discretion of the Board of Directors of the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

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

  •
  attract, retain and motivate highly qualified executive officers and employees who contribute to the long-term success of the Company;

  •
  align the compensation of executive officers with business objectives and performance;

  •
  align incentives for executive officers with the interests of shareholders in maximizing value.

    The guiding principle of the Compensation Committee is to establish a compensation program that aligns executive compensation with the Company's objectives and business strategies as well as with operational and financial performance. Accordingly, each executive officer's compensation package is responsibilities, performance and expertise and is designed to be competitive with (a) salary levels in effect at high technology companies of the same size; (b) annual cash bonuses tied to the Company's achievement of specified goals; and (c) non-qualified stock options which strengthen the alignment of interests between the executive officers and the Company's stockholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Before June 29, 2001, William Hu, the Company's President, and James Yao, the Company's Chairman of the Board, were members of the Company's Compensation Committee. There has been no Compensation Committee after June 29, 2001. The board of directors have participated in the deliberations concerning executive officer compensations after June 29, 2001.

STOCK PERFORMANCE

    The following table compares the percentage change in cumulative total shareholder return on the Company's Common Stock against the cumulative total return of the Russell 3000 Index from May 9, 1997, the earliest date for which trading records with respect to the Company's Common Stock are available, through June 30, 2001.

    The comparisons in this table are required by the Securities and Exchange Commission. The stock price performance shown on the table is not intended to forecast or be indicative of future price performance.

	05/09/1997	06/30/1997	06/30/1998	06/30/1999	06/30/2000	06/30/2001
Lotus Pacific	$100	$117	$337	$350	$329	$33
Russell 3000	100	108	137	163	176	150

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of September 20, 2001, by (i) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (ii) the Company's executive officers named in the

Summary Compensation Table above, (iii) each director and nominee for director of the Company, and (iv) all current executive officers and directors as a group as of September 20, 2001:

Name	Shares of Stock Beneficially Owned(1)	Percentage of Class(1)
Lotus International Holdings Ltd.(2) Suite 13 First Fl., Oliaji Trade Center Francis Rachel Street Victoria, Mahe Republic Of Seychelle	12,000,000	18.7%
TCL Industries Holdings (HK) Ltd.(3) 13/F TCL Tower 8 Tai Chung Road Tsuen Wan, Hong Kong	9,606,671	15.0%
Lotus International Holdings Corp.(4)(5) 200 Centennial Avenue, Suite 201 Piscataway, NJ 08854	5,631,999	8.8%
CHIANG, Chung-I	0	0
CHING, Chris	0	0
LI, Dong Sheng	0	0
LIN, Jih-Ming	0	0
LIU, Jian	0	0
LUM, Gordon Ming(6)	622,605	1.0%
REN, Jian	0	0
SUN, Stacey	0	0
YAN, Yong	0	0
All directors and executive officers as a group (consisting of 8 persons)	622,605	1.0%

(1)
All information is as of September 20, 2001 and was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based solely upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission.

(2)
Lotus International Holdings Ltd. is controlled by TCL Industries Holdings (HK) Ltd.

(3)
TCL Industries Holdings (HK) Ltd. is an affiliate of TCL Holdings Group.

(4)
Mr. James Yao, former Chairman of LPFC's Board of Directors, Mr. David Leung, a former director of LPFC, and Mr. James Liu, former Vice President and director of LPFC, are directors of Lotus International Holdings Corp. Mr. Yao and Mr. Liu are the majority stockholders of Lotus International Holdings Corp. and have shared voting power and shared dispositive power with respect to the shares held by Lotus International Holdings Corp. Mr. Leung has no voting power and no dispositive power with respect to such shares.

(5)
Lotus International Holdings Corp. also owns all 4,300 outstanding shares of LPFC's Series A Preferred Stock.

(6)
Gordon Lum obtained his LPFC stock pursuant to the acquisition agreement between LPFC and Correlant (a majority owned subsidiary of the Company). Mr. Lum is the Vice President of Correlant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    To the knowledge of the Company, during Fiscal 2001, other than the employment agreements described above, Lotus Pacific had no related party transactions of the kind described in Item 404 of Regulation S-K.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this report:

(1)
The following consolidated financial statements of the Company and the report of the independent auditors thereon are included in this report:

•
Independent Auditor's Report (Larson, Allen, Weishair & Co., LLP)

•
Independent Auditor's Report (Ernst & Young, LLP)

•
Consolidated Balance Sheets at June 30, 2001 and 2000

•
Consolidated Statements of Operations for the Fiscal Years ended June 30, 2001, 2000 and 1999

•
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 30, 2001, 2000 and 1999

•
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2001, 2000 and 1999

•
Notes to Consolidated Financial Statements

  (2)
  Exhibits
3.1	Certificate of Amendment of Certificate of Incorporation of the registrant dated as May 25, 1999 (Exhibit 3.1 to Amendment No. 3 to Registration Statement on Form 10, filed June 17, 1999)*
3.2	Certificate of Incorporation of the registrant, as amended (Exhibit 3.1 to Registration Statement on Form 10, filed October 27, 1998)*
3.3	Bylaws of the registrant, as amended (Exhibit 3.2 to Form 10-K, filed October 13, 2000 and Exhibit 99.1 to Form 8K, filed July 2, 2001)*
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
10.9	2000 Equity Incentive Plan (Exhibit A to Proxy Statement on Schedule 14A filed on April 4, 2000)*
10.10
Agreement dated September 30, 2000, between the registrant and TurboNet Communications (now Correlant Communications, Inc.) relating, among other things, to the issuance of shares of registrant's common stock upon exercise of Correlant stock options. (Exhibit 10.2 to Form 10-K, filed October 13, 2000)*
10.11	Employment Agreement of Mr. Yong Yan
21	Subsidiaries of the registrant

*
This document has been previously filed with the Securities and Exchange Commission as indicated

(b)
Reports on Form 8-K

    During the fiscal quarter ended June 30, 2001, the registrant filed the following reports on Form 8-K:

  •
  Form 8-K filed May 2, 2001, in which the Registrant postponed its originally scheduled shareholder meeting.

  •
  Form 8-K filed June 26, 2001, in which the Registrant transferred all its equity interest in Regent to the management team of Regent.

  •
  Form 8-K filed June 29, 2001, in which the Registrant reported the appointment of the new board of directors and officers resulted from the written consent signed by the holders of more than a majority of the outstanding shares of the Registrant.

Signatures

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2001	LOTUS PACIFIC, INC.
	By:	/s/ YONG YAN Yong Yan President, CEO & CFO

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ LI DONG SHENG LI, Dong Sheng, Chairman	Date: October 12, 2001
/s/ CHRIS CHING CHING, Chris, Director	Date: October 12, 2001
/s/ JIAN LIU LIU, Jian, Director	Date: October 12, 2001
/s/ GORDON MING LUM LUM, Gordon Ming, Director	Date: October 12, 2001
/s/ REN JIANG REN, Jian, Director	Date: October 12, 2001
/s/ YONG YAN YAN, Yong, President, CEO, CFO & Director	Date: October 12, 2001

LOTUS PACIFIC, INC. AND SUBSIDIARIES
JUNE 30, 2001, 2000 AND 1999

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Lotus Pacific, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheet of Lotus Pacific, Inc. and Subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Correlant Communications, Inc. (formerly TurboNet Communications), a majority-owned subsidiary which reflect total assets of $37,444,421 as of June 30, 2000 and total revenues of $71,829,439 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Correlant Communications, Inc. (formerly TurboNet Communications), is based solely on the report of the other auditors. The consolidated balance sheet of Lotus Pacific, Inc. and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended June 30, 1999 were audited by Schiffman Hughes Brown, PC (whose practice became a part of Larson, Allen, Weishair & Co., LLP effective January 1, 2000) whose reports dated September 22, 1999 (except for Note 16, which is deleted as of February 28, 2000) expressed an unqualified opinion on those consolidated statements.

    We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the report of other auditors, provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lotus Pacific, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

                      LARSON, ALLEN, WEISHAIR & CO., LLP

Blue Bell, Pennsylvania
September 20, 2001

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Correlant Communications, Inc.

    We have audited the consolidated balance sheet of Correlant Communications, Inc. (a subsidiary of Lotus Pacific Inc.) as of June 30, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the twelve months ended June 30, 2000 (not presented separately herein). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all materials respects, the consolidated financial position of Correlant Communications, Inc. at June 30, 2000, and the consolidated results of its operations and its cash flows for the twelve months ended June 30, 2000, in conformity with generally accepted accounting principles.

                      Ernst & Young LLP

San Diego, California
August 4, 2000,
except for paragraph 1 of Note 1 and paragraph 12 of Note 6 as to which the date is October 9, 2000.

LOTUS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000

	2001	2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,230,627	$27,942,258
Accounts receivable	12,772,103	19,534,974
Accounts receivable from related parties	14,822,390	5,653,533
Inventory	19,659,157	13,185,391
Prepaid expenses	896,899	1,533,045
Deferred tax asset	2,741,952
Other	151,539	89,633

Total current assets	80,274,667	67,938,834

PROPERTY AND EQUIPMENT
Furniture and office equipment	1,090,362	2,717,683
Equipment	4,931,976	1,175,859
Leasehold improvements	401,087	234,086

	6,423,425	4,127,628
Less: accumulated depreciation	2,825,718	1,317,636

	3,597,707	2,809,992

OTHER ASSETS
Restricted cash	5,639,898	300,000
Notes receivable	4,734,190	11,860,000
Goodwill, net of accumulated amortization of $39,495,331 in 2001 and $11,091,760 in 2000	43,030,939	64,576,749
Investment in unconsolidated subsidiary	2,469,446	4,329,925
Other	211,190	745,003

	56,085,663	81,811,677

	$139,958,037	$152,560,503

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Line of credit	$3,000,000	$1,278,000
Accounts payable and accrued expenses	29,571,175	19,233,547
Accounts payable to related parties	25,949,438	15,261,506
Notes payable	—	1,500,000
Income taxes payable	445,052	2,434,150

Total current liabilities	58,965,665	39,707,203

MINORITY INTEREST IN SUBSIDIARIES	18,454,237	6,425,633

COMMITMENTS
STOCKHOLDERS' EQUITY
Common stock	64,231	64,133
Preferred stock, Series A	4	4
Additional paid-in capital	200,775,080	191,037,695
Deferred stock compensation	(8,522,859)	(16,643,967)
Treasury stock	(7,057,102)	(7,057,102)
Accumulated deficit	(122,721,219)	(60,973,096)

	62,538,135	106,427,667

	$139,958,037	$152,560,503

See accompanying notes to consolidated financial statements

LOTUS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

	2001	2000	1999
SALES	$294,986,780	$95,496,358	$42,382,795
COST OF SALES	271,838,520	78,885,231	37,711,338

GROSS PROFIT	23,148,260	16,611,127	4,671,457

ROYALTY INCOME			124,125

OPERATING EXPENSES
Selling, general, and administrative expenses	64,573,533	83,042,046	10,643,335
Research and development	17,248,688	14,697,752	2,215,455

	81,822,221	97,739,798	12,858,790

OPERATING LOSS	(58,673,961)	(81,128,671)	(8,063,208)

OTHER INCOME (EXPENSE) Interest income	1,494,842	790,816	58,932
Interest expense	(246,177)	(934,044)
Loss on sale of joint venture interest		(4,254,000)
Gain (loss) on sale of stock of subsidiaries	41,372,561	(590,641)
Gain on sale of investment	671,679
Other income	65,837	8,750
Minority interest in loss of consolidated subsidiaries	1,228,896	3,712,568	408,600
Foreign exchange gain (loss)	(154,786)	71,894	(1,487)
Equity in earnings (loss) of unconsolidated subsidiaries	(1,174,453)	176,811	1,075,384

	1,885,838	40,936,606	959,538

NET LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(56,788,123)	(40,192,065)	(7,103,670)
INCOME TAX EXPENSE	4,960,000	10,663,000
LOSS FROM DISCONTINUED OPERATIONS			(53,017)

NET LOSS	$(61,748,123)	$(50,855,065)	$(7,156,687)

EARNINGS (LOSS) PER SHARE
Basic and diluted	$(.96)	$(.80)	$(.14)

Discontinued operations			$(.01)

WEIGHTED AVERAGE SHARES	64,153,418	63,866,585	49,032,615

See accompanying notes to consolidated financial statements

LOTUS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

	Common Shares Outstanding	Preferred Shares Outstanding	Amount	Additional Paid-in Capital	Deferred Stock Compensation	Treasury Stock	Accumulated Deficit	Total
Balance, June 30, 1998	47,386,804	4,300	$47,391	$38,788,698			$(2,961,344)	$35,874,745
Issuance of common stock	384,500		384	2,164,366				2,164,750
Issuance of common stock for services	22,500		23	134,977				135,000
Issuance of common stock for purchase of subsidiaries	16,550,670		16,550	120,564,699				120,581,249
Less treasury stock	(878,000)		(878)			$(6,188,442)		(6,189,320)
Net loss for the year ended June 30, 1999							(7,156,687)	(7,156,687)

Balance, June 30, 1999	63,466,474	4,300	63,470	161,652,740		(6,188,442)	(10,118,031)	145,409,737
Issuance of common stock for Regent Electronics Corp. preferred stock	2,250,000		2,250	21,232,125				21,234,375
Treasury stock reissued	878,000		878			6,188,442		6,189,320
Treasury stock	(732,802)		(733)			(7,057,102)		(7,057,835)
Retired common stock	(1,727,877)		(1,728)	(12,456,265)				(12,457,993)
Deferred stock compensation related to stock options				20,609,095	$(20,609,095)
Amortization of deferred stock compensation					3,965,128			3,965,128
Net loss for the year ended June 30, 2000							(50,855,065)	(50,855,065)

Balance, June 30, 2000	64,133,795	4,300	$64,137	191,037,695	(16,643,967)	(7,057,102)	(60,973,096)	106,427,667
Issuance of common stock in association with Correlant exercise of options	98,330		98	(98)
Deferred stock compensation related to stock options				9,737,483	(9,737,483)
Amortization of deferred stock compensation					17,858,591			17,858,591
Net loss for the year ended June 30, 2001							(61,748,123)	(61,748,123)

Balance, June 30, 2001	64,232,125	4,300	$64,235	$200,775,080	$(8,522,859)	$(7,057,102)	$(122,721,219)	$62,538,135

See accompanying notes to consolidated financial statements

LOTUS PACIFIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,748,123)	$(50,855,065)	$(7,156,687)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in earnings (loss) of unconsolidated subsidiaries	1,174,453	(176,811)	(1,075,384)
Depreciation, amortization and write-off of goodwill	29,911,653	62,794,851	6,243,655
Amortization of deferred stock compensation	17,858,591	3,965,128
Common stock issued for services			135,000
Loss on sale of joint venture	5,475	4,254,000	590,641
Loss on disposal of fixed assets		33,000
Gain on sale of subsidiaries' stock	(671,679)	(41,372,561)
Minority interest in subsidiary	(1,228,896)	(2,086,588)	1,942,677
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6,762,871	8,121,001	(20,498,144)
Increase in accounts receivable from related parties	(9,168,857)	(5,653,533)
Increase in inventory	(4,738,766)	(8,212,426)	(4,972,965)
Decrease (increase) in prepaid expenses	636,146	(1,533,045)
Decrease (increase) in other current assets	(2,803,858)	485,352	185,310
Increase in restricted cash	(5,339,898)	(300,000)
Decrease (increase) in deposit		157,679	(107,662)
Decrease (increase) in cash surrender value		17,436	(17,436)
Decrease (increase) in other assets	533,813	(722,228)
Increase in accounts payable and accrued expenses	10,337,628	10,283,266	5,981,847
Increase in accounts payable to related parties	10,687,932	15,261,506
Increase (decrease) in income taxes payable	(1,989,098)	2,434,150	(42,110)

Net cash provided by (used in) operating activities	(9,780,613)	(3,104,888)	(18,791,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,438,328)	(1,475,500)	(507,500)
Proceeds from sale of fixed assets	2,000	51,000
Purchase of affiliates		(1,000,000)	(2,740,000)
Purchase of investments	(7,100,000)	(5,500,025)
Proceeds from sale of investment			2,500,000
Proceeds from sale of subsidiaries' stock	13,257,500	62,164,750
Additions to notes receivable	(300,000)	(11,860,000)
Repayments of notes receivable	7,425,810

Net cash provided by (used in) investing activities	10,846,982	42,380,225	(747,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock			2,164,750
(Decrease) increase in investment deposits		(44,695,000)	44,695,000
(Decrease) increase in loans payable		(195,565)	195,565
Proceeds from line of credit	1,722,000	1,278,000
Proceeds from (repayment of) notes payable	(1,500,000)	1,500,000

Net cash provided by (used in) financing activities	222,000	(42,112,565)	47,055,315

Net (decrease) increase in cash	1,288,369	(2,837,228)	27,516,557
CASH AND CASH EQUIVALENTS, BEGINNING	27,942,258	30,779,486	3,262,929

CASH AND CASH EQUIVALENT, ENDING	$29,230,627	$27,942,258	$30,779,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$236,177	$968,044	$59,845

Cash paid for taxes	$9,050,000	$8,250,200	$1,400

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Issuance of common stock for services			$135,000

Issuance of common stock for purchase of subsidiaries			$120,581,249

Acquisition of treasury stock		$869,393	$6,047,125

Conversion of subsidiary preferred stock to parent common stock		$21,234,375

See accompanying notes to consolidated financial statements

LOTUS PACIFIC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001, 2000 AND 1999

NOTE 1  DESCRIPTION OF BUSINESS

    The Company's subsidiaries design, develop and market standards-based, high-speed cable modems, DSL-based broadband access and networking related devices and teleweb systems for resale to corporate telecommuters and network service providers in the United States and internationally.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The consolidated financial statements include all significant majority-owned subsidiaries. Affiliated companies in which Lotus has no controlling interest are accounted for using the equity method. Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from these estimates and assumptions.

Principle of Consolidation

    The accompanying financial statements include the accounts of Lotus Pacific, Inc.; its 92.3% owned subsidiary, Regent Electronics Corp.; its wholly-owned subsidiary Acumen Technology, Inc., which owns 66.5% of Correlant Communications, Inc. (Correlant) (formerly TurboNet Communications) and 81% of Arescom, Inc., and its 90.5% owned subsidiary, Lotus World, Inc. The portions of Regent Electronics Corp., Correlant Communications, Inc. (formerly TurboNet Communications), Arescom Inc. (Arescom), and Lotus World, Inc. not owned by the Company appear as minority interest in subsidiaries on the balance sheet. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

    Cash and cash equivalents consist primarily of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of acquisition.

Accounts Receivable

    The allowance for doubtful accounts is based on management's evaluation of outstanding accounts receivable at the end of the year. The allowance for doubtful accounts as of June 30, 2001 and 2000 was $69,021 and $0, respectively.

Inventories

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

Investments

    The equity method of accounting is used for the Company's 28% minority investment in USS OnLine, Inc. Under the equity method, the Company recognizes its share in the net earnings or losses each year as they occur.

Currency Translation

    Foreign currency transactions are translated using rates that approximate those in effect during the period. Currency transaction gains or losses are recognized in current operations and have not been significant to the Company's operating results in any period.

Revenue Recognition

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

Advertising Costs:

    Advertising costs are charged to expense when incurred. Advertising expenses were $321,283, $610,599 and $133,065 for fiscal years 2001, 2000 and 1999, respectively.

Goodwill

    Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over 10 years. Periodically, the Company reviews the recoverability of goodwill.

    In management's opinion, the only material impairment that existed at June 30, 2001 was the goodwill associated with Arescom, Inc. Amortization expense was $22,589,296 in 2001, $2,609,795 in 2000 and $898,867 in 1999. Included in the $22,589,296 is the write-down of the impaired asset totaling $19,979,501.

    In management's opinion, the only material impairment that existed at June 30, 2000 was the goodwill associated with Regent Electronics Corp. Amortization expense was $56,302,416 in 2000 and $5,805,441 in 1999. Included in the $56,302,416 is the write-down of the impaired asset totaling $49,268,775.

    The amortization of goodwill associated with the purchase of Correlant Communications, Inc. totaled $5,814,275, $7,365,728 and $1,501,430 for the years ended June 30, 2001, 2000 and 1999, respectively.

Equipment and Depreciation

    Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over their estimated useful lives ranging from 2 to 7 years. Depreciation expense for the years ended June 30, 2001, 2000 and 1999 was $1,294,773, $920,841, and $397,787, respectively.

Intangible Asset

    Intangible asset consists of patents acquired by Regent in June 1997. The patents are carried at cost and amortized over the useful life of 17 years. Amortization expense of the intangible asset for fiscal 2000 and 1999 was $5,118,466 and $341,765, respectively.

    At June 30, 2000 management determined that these patents were totally impaired and, accordingly, the remaining balance of $4,756,225 was written off.

Research and Development

    Research and development costs consist of expenditures incurred by the Company during the course of planned search and investigation aimed at the discovery of new knowledge, which will be used to develop and improve its Internet access product. The Company expenses all such research and development costs as they are incurred.

Earnings per Common Share

    The Financial Accounting Standards Board issued Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Outstanding options and warrants are anti-dilutive. As a result, basic and diluted earnings per share are the same. The Company adopted FAS 128 in the second quarter of fiscal 1998. Share and per share amounts for all periods presented have been restated to comply with FAS 128.

	2001	2000	1999
Net loss	$(61,748,123)	$(50,855,065)	$(7,156,687)
Net loss per share of common stock:
Basic & diluted:
Loss from continuing operations	$(.96)	$(.80)	$(.14)
Loss from discontinued operations	—	—	(.01)

Net loss	$(.96)	$(.80)	$(.15)

Treasury Stock

    Treasury stock is recorded at cost. In the event of subsequent reissue, the treasury stock account will be reduced by the cost of such stock on the average cost basis with any excess proceeds credited to additional paid-in capital.

Impairment of Long-Lived Assets

    The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset's fair value or discounted estimates of future cash flows. During 2000, the Company has identified impairment losses associated with Regent Electronics Corp., which consisted of investment and patents totaling $49,268,775 and $4,756,225, respectively. Substantially all of the Company's long-lived assets are located in the United States.

    During 2001, the Company has identified impairment losses associated with its investment in Arescom, Inc. totaling $19,979,501. Arescom, Inc. has not generated operating income since the date of acquisition and management does not anticipate that Arescom, Inc. will be profitable in the foreseeable future.

Warranty Reserves

    The Company does not provide a cable modem warranty. The warranty liability for defective product is the responsibility of the cable modem manufacturer.

    The Company warrants its routers and cable data bridges for a period of three years and provides currently for the estimated costs, which may be incurred under these product warranties.

Stock-Based Compensation

    The Company has elected to follow the measurement guidance provided by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB25, when the exercise price of the Company's employee stock options is not less than the fair value for accounting purposes of the underlying stock on the date of grant, no compensation expense is recognized.

Income Taxes

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

Comprehensive Income

    The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not have any other comprehensive income items at June 30, 2001 and 2000.

Segment Information

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

Fourth Quarter Adjustments

    Management records significant adjustments in the period identified. Significant adjustments occurring in the fourth quarter of fiscal year 2001 included the write-off of goodwill attributed to Arescom of approximately $20,000,000 representing $.31 earnings per share. Significant adjustments occurring in the fourth quarter of fiscal year 2000 included the write-off of intangible assets attributed to Regent of approximately $49,000,000 representing $.78 earning per share.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets.

    The provisions of SFAS No. 141 related to transactions that occur after June 30, 2001. SFAS No. 141 will not effect the consolidated financial statements of the Company.

Recently Issued Accounting Standards

    The provisions of SFAS No. 142 shall be applied to fiscal years beginning after December 31, 2001. The provisions for this statement provide that goodwill recognized before June 30, 2001 will no longer be amortized but goodwill will be tested for impairment as of the beginning of the fiscal year in which this statement is initially applied in its entirety. The effect of adopting this standard would have resulted in the goodwill recognized from the acquisition of Correlant Communications, Inc. not being amortized in 2001. In addition, the Company will continue to assess the impairment of Correlant goodwill. The Company will reevaluate its goodwill based on the new standard.

NOTE 3  INVENTORIES

    Inventories consist of the following:

	As of June 30,
	2001	2000
Raw materials	$12,434,456	$12,521,391
Work-in-process	3,439,043	624,000
Finished goods	3,785,658	40,000

	$19,659,157	$13,185,391

    The above inventory balances as of June 30, 2001 and 2000 are net of reserves for potential excess quantities and obsolescence of approximately $14,652,854 and $2,095,000, respectively.

NOTE 4  NOTES RECEIVABLE

    The Company loaned $10,000,000 to Turbocomm Technology, Inc. (a supplier of Correlant) on April 7, 2000. The note is due one year from effective date with interest at the rate of six percent per annum. Balance due the Company at June 30, 2001 was $3,000,000.

    During the year ended June 30, 2000, the Company loaned USS Online, Inc. $1,300,000. The loan is due on demand, with interest at the rate of eight percent per annum. At June 30, 2001, the balance outstanding under this loan was $1,300,000.

    In association with the sale of the Company's joint venture (see Note 10), the Company received a note from the buyer in the amount of $560,000. The note was paid on its maturity date of December 15, 2000 with interest at the rate of 6.5% per annum. The balance due the Company at June 30, 2001 and 2000 was $0 and $560,000, respectively.

NOTE 5  ISSUANCE OF STOCK

    During the year ended June 30, 2001, Arescom, Inc. sold preferred stock to third parties for net proceeds of $13,257,500.

    During the year ended June 30, 2000, the Company issued 2,250,000 shares of its common stock in exchange for 1,500,000 shares of outstanding preferred stock of Regent Electronics Corp.

    During the year ended June 30, 1999, the Company issued an aggregate of 16,957,670 shares of its common stock. 384,500 shares of common stock were issued for cash consideration of $2,164,750, 22,500 shares of common stock were issued for consulting services, and 16,550,670 shares of common stock were issued in exchange for securities of businesses acquired.

NOTE 6  RELATED PARTY TRANSACTIONS

    Correlant Communications, Inc. (formerly TurboNet Communications) has significant transactions with two related party shareholders. In 1997, Correlant established a relationship with Toshiba Corporation ("Toshiba"), whereby Correlant and Toshiba entered into a cooperative research and development agreement. As part of this arrangement, Correlant will pay Toshiba a percentage of the selling price of each developed product sold to customers, other than Toshiba, which utilize the technology developed under the agreement. In 1998, Toshiba purchased 250,000 shares of Correlant's Series B preferred stock. Toshiba accounted for 67% of Correlant's revenues for the twelve months ended June 30, 2001. Accounts receivable from Toshiba as of June 30, 2001 were $14,077,396. As of June 30, 2001, Correlant has accrued royalties payable to Toshiba of $123,003. Royalties earned by Toshiba during the twelve months ended June 30, 2001 totaled $1,284,029.

    Correlant has also established a relationship with Turbocomm Technology, Inc. ("Turbocomm"), a company located in Taiwan that performs the manufacturing of the cable modem product. In April 1999, Correlant sold 300,000 shares of Correlant's Series C preferred stock to Turbocomm. Turbocomm warehouses the integrated circuit inventory used in the production process; however, as title and risk of loss are not transferred, the cost of the integrated circuit is maintained in inventory of Correlant until the cable modem is produced and delivered to a customer. Turbocomm is liable to Correlant for $744,994 as of June 30, 2001 and Correlant is liable to Turbocomm for $2,622,651 for the related integrated circuits used and cable modems delivered. Such amounts have been netted in the caption accounts payable to related parties in the accompanying balance sheet.

NOTE 7  SHORT-TERM BORROWINGS

    In August 2001, Arescom extended its credit agreement with a bank, which provided for a line of credit of up to $3,900,000 for general business purposes. The line of credit bears interest at the prime rate (6.75% as of June 30, 2001) plus 1.15%. Total borrowings are limited to the lesser of $3,900,000 or 80% of eligible accounts receivable plus $200,000, and are subject to Arescom's compliance with financial and reporting covenants. The credit agreement includes terms requiring satisfaction of certain financial ratios, maximum debt to equity leverage, senior indebtedness, and tangible net worth. The repayment of the borrowings is guaranteed by Lotus Pacific and is secured by virtually all of Arescom's assets. As of June 30, 2001 and 2000, the outstanding borrowings were $3,000,000 and $1,278,000, respectively.

    As of June 30, 2001, Arescom was not in compliance with certain financial and reporting covenants. Subsequent to year-end Arescom renewed its line of credit and increased the line to $3,900,000.

    In June 2000, Arescom obtained a $1,500,000 working capital loan from a third-party in the form of an unsecured short-term promissory note, which was paid in August 2000 along with interest at 6.00% annual rate.

NOTE 8  ACQUISITIONS

Fiscal 2001

Acumen Technology, Inc. ("Acumen")

    On November 13, 2000, LPFC established a wholly-owned subsidiary, Acumen Technology, Inc., incorporated in the state of Delaware.

    On December 18, 2000, the Company transferred all of the capital stock of Correlant and Arescom held by it to Acumen. Subsequent to this transaction, Acumen owns all of the equity interest previously held by the Company, and remains a wholly-owned subsidiary of the Company. Other than its holding of the Correlant and Arescom stock, Acumen has no independent operations.

Fiscal 1999

    During fiscal 1999, the Company acquired controlling interests in four companies. The aggregate consideration for all transactions was approximately $2,740,000 in cash and 16,750,670 shares of common stock. The acquisitions are as follows:

Correlant Communications, Inc. (formerly TurboNet Communications)

    On March 31, 1999 the Company acquired 81% of Correlant Communications, Inc.'s (formerly TurboNet Communications) outstanding common stock by exchanging 11,091,396 shares of its common stock valued at $7.21 per share. The Company's stock is restricted and cannot be sold until Correlant achieves sales of $30 million and net income before income taxes of $6 million. Correlant manufactures and sells cable modems. During the three months ended June 30, 1999 all of Correlant's sales were to one customer, and its finished goods were supplied by two manufacturers. The excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $67,703,991. On March 31, 2000 the Company sold approximately 17% of its ownership in Correlant Communications, Inc. (formerly TurboNet Communications) for net proceeds of $62,164,750. The Company recorded a gain in the amount of $45,494,271 on the disposition.

    In January 2001, the Company agreed to refund $7,100,000 to an investor that purchased 355,000 shares of Correlant Communications, Inc.'s common stock from the Company during the fiscal year ended June 30, 2000. The refund increased the Company's ownership of Correlant from 64.7% to 66.5%. The Company has recorded goodwill associated with the refund of $6,857,761.

Arescom, Inc.

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

USS Online

    On June 28, 1999 the Company formed USS Online, Inc. to which it contributed all of the stock of Professional Market Brokerage, Inc. and U.S. Securities and Futures Corp.

  Professional Market Brokerage, Inc.

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

  USS Online

    On February 7, 2000 the Company sold 72% of its ownership in USS Online, Inc. for 732,802 shares of the Company's stock, valued at the price of $9.6313 per share, representing an aggregate agreed value of $7,057,835. The Company recorded a loss in the amount of $4,121,710 on the disposition. The Company accounts for the 732,802 shares of its stock received as treasury stock.

NOTE 9  DISPOSITIONS

Fiscal Year 2001:

  Regent Technologies, Inc.

    On June 26, 2001 the Company sold Regent Technologies, Inc. (Regent) to Regent's management. Per the agreement, the Company will receive up to $15,000,000 from the future earnings of Regent.

Fiscal Year 1999:

  LPF International Corp. and Richtime Far East, Ltd.

    On September 30, 1998 the Company sold LPF International Corp. and Richtime Far East Ltd. to an unrelated third party for $2,500,000. The Company recorded a loss in the amount of $590,641 on the dispositions and recorded the activity of the two subsidiaries as discontinued operations.

NOTE 10  INVESTMENT IN AFFILIATE

    The Company's investment in affiliate consists of its 28% interest in USS OnLine, Inc. (see Note 8). The condensed financial data for USS OnLine, Inc. is summarized below:

Balance Sheet		2001	2000
Current assets		$74,192,000	$68,639,000
Other assets		$1,218,000	$1,185,000
Current liabilities		$71,479,000	$60,921,000
Other liabilities		$300,000	$300,000
Stockholders' equity		$3,631,000	$8,603,000
Income Statement	2001	2000	1999
Net revenue	$50,066,000	$39,169,000	$11,522,000
Operating expenses	$49,507,000	$38,867,000	$9,413,000
Net income (loss)	$(4,194,000)	$(1,560,000)	$1,075,000

NOTE 11  JOINT VENTURE

    On June 28, 1999 the Company entered into an agreement with TCL Holdings (BUI) Co., Ltd. to establish TCL International (U.S.), Inc., a 50-50 joint venture. TCL Holdings (BUI) Co., Ltd.'s parent company owns 14.6% of the Company's outstanding common stock. During fiscal 2000 the Company invested $4,814,000 in the joint venture.

    On June 16, 2000 the Company sold its stock in TCL International (U.S.), Inc. for $560,000. The Company recorded a loss of $4,254,000 on the disposition.

NOTE 12  INCOME TAXES

    The Company and its subsidiaries, except for Correlant Communications, Inc. and Arescom, Inc., filed a consolidated federal income tax return as of June 30, 2001. The Company and its subsidiaries, except for Correlant Communications, Inc. (formerly TurboNet Communications), filed a consolidated federal income tax return as of June 30, 2000. For the years ended June 30, 1999 the Company and its subsidiaries did not file a consolidated federal income tax return. Income taxes for the year ended June 30, consisted of the following:

	2001	2000	1999
Current:
Federal	$2,306,000	$7,655,350	$0
State	542,000	2,999,000	0
Foreign	2,112,000	8,650	0

	$4,960,000	$10,663,000	$0

    The Company's years ended June 30, 2001, 2000 and 1999 benefit from (provision for) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes as follows:

	2001	2000	1999
U.S. federal income tax provision at federal statutory rate	$(19,876,000)	$(14,067,000)	$(2,505,000)
Taxable gain on sale of subsidiary's stock in excess of financial statement gain	—	5,835,000
Amortization of goodwill	10,000,000	19,586,000	2,346,000
Benefit of loss carryforward	—	(3,594,000)
Benefit of loss carryback	(1,284,000)	—
Research and development credits	(660,000)	—
Deferred compensation	6,250,000	900,000
Foreign taxes	2,112,000	—
Losses with no tax benefit (fully reserved)	8,486,000	—	159,000
State income taxes net of federal income tax effect	352,000	1,949,000
Other	(420,000)	54,000

	$4,960,000	$10,663,000	$0

    The significant components of the Company's deferred tax assets as of June 30, 2001 and 2000 are as follows:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$8,486,000
Research tax credit carryforwards	—	$504,000
Inventory related differences	4,411,000	2,116,000
Others	577,000	256,000

Total deferred tax assets	13,474,000	2,876,000
Valuation allowance	(10,732,048)	(2,876,000)

Net deferred tax assets	$2,741,952	$0

    The valuation allowance increase during the year ended June 30, 2001 by $7,856,048.

    At June 30, 2001, Arescom, Inc. had federal tax loss carryforwards of approximately $16,000,000 which will begin to expire in 2017.

NOTE 13  FINANCIAL INSTRUMENTS

    The Company has concentrated its credit risk for cash by maintaining substantially all of its depository accounts in a single financial institution. Accounts in the bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At various times throughout the year the Company had cash balances in this financial institution that exceeded the FDIC limit. The financial institution has a strong credit rating, and management believes that credit risk relating to these deposits is minimal. The uninsured balance at June 30, 2001 was $28,002,000.

    Cash equivalents consists of commercial paper with maturities not longer than 90 days and are maintained in an account with the investment division of the above financial institution. Cash has been set aside and restricted to secure a future line of credit at Correlant.

    While the Company does not require collateral on its trade accounts receivable, credit risk is limited because the Company's customer base is comprised primarily of established companies in the telecommunications industry. Historically, the Company has not suffered significant losses with respect to trade accounts receivable.

    Cash, cash equivalents, accounts receivable, notes receivable, line of credit and payables approximate their fair value due to the short maturity of these instruments.

    Currently, the Company is dependent upon one third-party supplier for the integrated circuits used in the Company's cable modem. The Company does not have a long-term supply contract with the supplier. If the supplier is unable or unwilling to supply the Company with supplies, or the Company decides to procure from an alternative supplier, it may take in excess of six months before receiving adequate products.

NOTE 14  CAPITAL STOCK

    Common stock—$.001 par value, 100,000,000 shares authorized, 64,232,125, 64,133,795, and 63,466,474 shares issued and outstanding at June 30, 2001, 2000 and 1999, respectively.

    Preferred stock, Series A—$.001 par value, 100,000 shares authorized, 4,300 shares issued and outstanding at June 30, 2001, 2000 and 1999, respectively.

    Common stock warrants—8,000,000 warrants issued and outstanding at June 30, 2001, 2000, and 1999. Each warrant entitles the holder to purchase one share of the Company's common stock at $3 per share. The warrants expire May 5, 2002.

NOTE 15  RETIRED AND TREASURY STOCK

    During the year ended June 30, 2000, Correlant Communications, Inc. (formerly TurboNet Communications) and Arescom returned Lotus Pacific common stock received as part of the consideration for Lotus Pacific's acquisition of its 81% interest in each of the companies. The stock valued at $12,457,993 was intended for the acquired companies' employee incentive stock option plans. In 2000, Lotus Pacific reduced its investment in the two companies and recorded the returned stock as retired.

    Lotus Pacific sold 72% of its interest in USS Online in 2000 and, as part of the transaction, reduced its treasury stock by $6,188,442. At June 30, 1999, USS Online, a 100% owned subsidiary, owned Lotus Pacific common stock valued at $6,188,442 and, accordingly, Lotus Pacific reported its stock owned by a subsidiary as treasury stock.

NOTE 16  SIGNIFICANT CUSTOMERS

    For the year ended June 30, 2001, the Company's subsidiaries had three customers with billings in excess of 10% of total revenues. Of the total revenue, Toshiba Corp. accounted for $175,969,000 (59.6%), Terayon $35,017,000 (11.9%), and Com 21 $29,293,000 (9.9%).

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

NOTE 17  STOCK OPTIONS

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

Stock-Based Compensation Plan

    In May 1997 the parent company granted 1,090,000 options to certain officers and key employees. Exercise price on the options is $6.00 per common share, are 100% vested and expire five years from grant date. All issuances were granted at the fair market value of the Company's common stock at time of grant. As of June 30, 2001, 2000 and 1999, 1,090,000 options remain outstanding and no options have been exercised during any of the years during the three year period ended June 30, 2001.

    The shareholders approved the 2000 Equity Incentive Plan (Incentive Plan) on April 28, 2000. The Incentive Plan is administered by the Board of Directors. Employees, directors, and consultants of the Company and its affiliates, who in the judgment of the Board render significant service to the

Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as nonstatutory stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provided 11,354,907 shares of common stock to be offered. The vesting provisions of individual options may vary. The exercise price shall not be less than 100% of the fair market value of a common stock on the grant date. No options were granted in 2000 or 2001.

Correlant Communications, Inc.'s Stock Option Plan

    In March 1998, Correlant's Board of Directors approved the 1998 Stock Option/Stock Issuance Plan (the "Plan") under which 8,500,000 shares of Correlant's common stock are authorized for future issuance, and reserved for purchase upon exercise of options granted. The 1998 Stock Plan provides for the grant of incentive and non-statutory options and issuance of common stock under the stock issuance program (as defined) to employees, directors, and consultants.

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

    In anticipation of Correlant's contemplated initial public offering and other events, which occurred in 1999 and 2000, Correlant reviewed its exercise prices and arrived at the fair value for accounting purposes for each option grant from July 1, 1999 to June 30, 2000. With respect to the 563,000 unrestricted options granted since July 1, 1999, Correlant has recorded deferred stock compensation of $5,135,942 for the difference between the exercise price per share determined by the Board of Directors and the fair value per share for accounting purposes at the grant date. The approximate weighted-average exercise price per share and the approximate weighted-average fair value for accounting purposes per share for the 563,000 options was $8.96. Deferred stock compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Interpretation No. 28 over the vesting period of the related options, generally four years.

    The following table summarizes stock option activity under the 1998 Stock Option Plan and related information for the twelve months ended June 30, 2001 and 2000:

	Options	Weighted Average Exercise Price
Options outstanding at June 30, 1999	1,156,579	$0.06
Granted	2,276,240	$1.97
Exercised	(176,974)	$0.04
Canceled	(13,158)	$0.06

Options outstanding at June 30, 2000	3,242,687	$1.40
Canceled	(26,394)	.06

Options outstanding at June 30, 2001	3,216,293	$1.56

    In connection with the acquisition by the Company in March 1999, the Company obtained the right to acquire up to 2,479,560 additional shares of Correlant upon exercise of such shares by the option holder. All options granted by Correlant through December 21, 1999 are subject to an exchange agreement whereby the Company will acquire 81% of the shares exercised in exchange for .5634 shares of the Company for each Correlant share exchanged. As of June 30, 2000 and 2001, 2,419,876 shares are subject to this exchange agreement under outstanding options.

    Effective August 31, 2000, the restrictions were removed and accordingly, the Company will record deferred stock compensation for the 2,692 previously contingent options. The deferred stock compensation related to these shares will be amortized over the vesting periods of the related options, on an accelerated basis in accordance with FIN 28. The Company recorded as compensation expense a charge of approximately $9,089,393 and $2,026,975 in the years ended June 30, 2001 and 2000, respectively, relating to the options vested through those dates.

    The following table summarizes all options outstanding and exercisable by price range as of June 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.029 to 0.500	1,026,974	7.02	$0.074	575,000	$0.0669
1.00	1,973,819	8.32	1.000	496,843	1.000
12.00	91,500	8.67	12.000	22,875	12.000
$15.00 to 16.00	124,000	8.85	15.040	31,000	15.040

$0.029 to 16.00	3,216,293	7.93	$1.560	1,125,718	$1.1336

Arescom, Inc.'s Stock Option Plans

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

    In April 2000, Arescom, Inc.'s Board of Directors approved the 2000 Equity Plan (the "2000 Plan") under which 5,218,211 shares of Arescom's common stock are authorized for future issuance, and reserved for purchase upon exercise of options granted. The 2000 Plan provides for the grant of incentive and non-statutory options and issuance of common stock under the stock issuance program (as defined) to employees, directors, and consultants.

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

    The following table summarizes stock option activity under all Arescom plans:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding as of June 30, 1998	345,900	$1.35
Granted	158,700	$2.98
Exercised	(200)	$1.25
Canceled	(106,400)	$2.69

Options outstanding as of June 30, 1999	398,000	$1.64
Granted	4,626,000	$2.02
Exercised	(3,250)	$1.27
Canceled	(27,550)	$1.78

Options outstanding as of June 30, 2000	4,993,200	$1.99
Granted	735,500	$3.00
Exercised
Canceled	(224,500)	$2.15

Options outstanding as or June 30, 2001	5,504,200	$2.12

    The following table summarizes all options outstanding and exercisable by price range as of June 30, 2001:

	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life
Exercise Prices	Number Outstanding		Number Exercisable
$1.25	294,400	4.65	243,345
$2.00	4,250,000	8.77	1,062,000
$2.50	216,300	8.65	42,375
$3.75	40,500	7.56	20,250
$3.00	703,000	9.10	—

	5,504,200	9.51	1,367,970

    In connection with the acquisition of a majority ownership interest in Arescom by Lotus Pacific in March 1999 (Note 1), Lotus Pacific obtained the right to acquire 81% of Arescom's common stock reserved for issuance under the 1996 Plan. As a result, all options granted by Arescom under the 1996 Plan are subject to an exchange agreement whereby upon exercise of all such stock options, 81% of Arescom's common stock received by the optionees will be exchanged for up to 273,418 shares of Lotus Pacific common stock. The Company recorded as compensation a charge of $8,832,367 and $1,967,000 for the years ended June 30, 2001 and 2000, respectively, relating to the options vested through those dates.

    Had compensation cost of Correlant Communications, Inc. and Arescom, Inc.'s stock options been determined based on the fair value of the Company's common stock at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below.

	2001	2000	1999
Net loss:
As reported	$(61,748,123)	$(50,855,065)	$(7,156,687)
Pro forma	$(62,917,568)	$(51,254,638)	$(7,156,687)
Net loss per common share:
As reported	$(0.96)	$(0.80)	$(0.15)
Pro forma	$(0.96)	$(0.80)	$(0.15)

    Significant assumptions used to calculate the above fair value of the awards are as follows:

	Correlant	Arescom
Risk free interest rates of return	5.0%	6.5%
Expected option life	60 months	60 months
Expected dividends	$-0-	$-0-
Expected volatility	62%	75%

NOTE 18  COMMITMENTS

    The Company and its subsidiaries lease office space and equipment under noncancelable lease agreements expiring at various dates through June 30, 2003 and provide, among other things, for minimum annual rentals, exclusive of additional rentals which may be required for increases in certain operating expenses and taxes. The minimum annual commitments as of June 30, 2001 are as follows:

Years Ending June 30,	Lease Obligations	Sublease Income
2002	$998,518	144,081
2003	23,930

	$1,022,448	$144,081

    Rent expense for the periods ended June 30, 2001, 2000 and 1999 was $791,684, $687,111 and $483,017, respectively.

NOTE 19  SUBSIDIARY COMPANIES' FINANCIAL INFORMATION

    In fiscal 2001 and 2000, Correlant Communications, Inc. (formerly TurboNet Communications) accounted for more than twenty percent of revenue and/or assets.

    In fiscal 1999, the Company had two subsidiaries, which accounted for more than twenty percent of revenue and/or assets, Regent Electronics Corp. and Correlant Communications, Inc. (formerly TurboNet Communications).

    Condensed financial information for Regent Electronics Corp. at June 30, 1999:

BALANCE SHEETS

ASSETS

1999
Current assets	$28,835,371
Property and equipment	962,011
Other assets	5,121,765

$34,919,147

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities	$23,167,208

Stockholders' deficit:
Common stock	26,000
Preferred stock	1,500
Stock warrants	1,500
Additional paid-in capital	13,760,500
Accumulated deficit	(2,037,561)

11,751,939

$34,919,147

STATEMENTS OF OPERATIONS
Sales	$32,485,165
Cost of sales	(29,171,209)
Interest income	27,850
Royalty income	124,125
Operating costs and expenses	(3,554,704)

Net loss	$(88,773)

STATEMENTS OF CASH FLOWS
Cash flows provided by operating activities	$3,911,697
Cash flows used in investing activities	(5,660)
Cash flows from financing activities

Net increase in cash	$3,906,037

    Condensed financial information for Correlant Communications, Inc. (formerly TurboNet Communications) at June 30, 2001 and 2000:

BALANCE SHEET

ASSETS

	2001	2000
Current assets	$55,910,355	$35,218,952
Property and equipment	2,132,097	1,557,241
Other assets	5,500,000	668,228

	$63,542,452	$37,444,421

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities	$32,568,045	$18,092,692

Long-term debt, related party		10,000,000

Stockholders' deficit:
Common stock	19,058	5,148,710
Preferred stock	3,360	8,426,143
Deferred compensation	(2,270,226)	(3,108,967)
Additional paid-in capital	32,350,833
Retained earnings (accumulated deficit)	1,321,382	(1,114,157)

	30,974,407	9,351,729

	$63,542,452	$37,444,421

STATEMENT OF OPERATIONS
Sales	$263,854,630	$71,829,439
Cost of sales	(232,295,599)	(57,187,604)
Interest income	688,478	367,716
Other gain (loss)	146,843	50,438
Operating costs and expenses	(22,366,009)	(9,382,116)
Provision for income taxes	(6,244,878)	(1,420,650)

Net income	$3,783,465	$4,257,223

STATEMENT OF CASH FLOWS
Cash flows provided by (used in) operating activities	$(4,246,146)	$8,654,313
Cash flows used in investing activities	(1,504,071)	(1,368,768)
Cash flows provided by financing activities	—	10,007,825

Net increase (decrease) in cash	$(5,750,217)	$17,293,370

NOTE 20  SEGMENT AND RELATED INFORMATION

    In fiscal 2000 and 1999, the Company and its subsidiaries have been aggregated into one reportable segment: computer and Internet products. In fiscal 1998, the reportable segments were computer and Internet related products and textiles. The textile segment was sold in 1999 and reported as discontinued operations.

    The following table presents revenues by region based upon location of the sale:

	2001	2000	1999
Asia	$203,811,261	$66,248,774	$34,569,315
Europe	$85,809	$59,000
South America	$542,191
United States	$90,547,519	$29,443,725	$7,813,480

NOTE 21  PREFERRED STOCK

    Two of the Company's subsidiaries have convertible preferred stock outstanding. The convertible preferred stock is convertible on a one-to-one basis into the subsidiaries' common stock. The outstanding preferred shares are as follows:

	Shares
	2001	2000	1999
Regent:
Preferred Shares			1,500,000
Correlant Communications, Inc.:
Preferred Series A	2,300,000	2,300,000	2,300,000
Preferred Series B	250,000	250,000	250,000
Preferred Series C	800,000	800,000	800,000
Preferred Series D	10,000
Arescom, Inc.	2,634,000

Total preferred shares	5,994,000	3,350,000	4,850,000

NOTE 22  INVESTMENT DEPOSITS

    At June 30, 1999 Lotus had received $44,695,000 from investors that were negotiating with the Company to purchase stock of the Company's subsidiaries. During 2000, the Company refunded the deposits.

NOTE 23  EMPLOYEE RETIREMENT PLAN

    Lotus Pacific, Inc. has a 401(k) salary deferral plan, which is funded based on employee contributions.

    Correlant Communications, Inc. (formerly TurboNet Communications) has a 401(k)-salary deferral plan ("Plan"), which is funded based on employee contributions. Terms of the Plan provide for Correlant to make contributions to the Plan on behalf of each eligible employee (as defined) in an amount equal to 100% on the first six percent of the eligible employee's compensation contribution (as defined). Correlant's contributions to the Plan were $148,839 and $55,755 for the twelve months ended June 30, 2001 and 2000, respectively.

QuickLinks

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
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
Signatures
LOTUS PACIFIC, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2001 AND 2000
LOTUS PACIFIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
LOTUS PACIFIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
LOTUS PACIFIC, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
LOTUS PACIFIC, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001, 2000 AND 1999
BALANCE SHEETS ASSETS