Form 10-Q
period 2001-09-30
LOTUS PACIFIC INC
filed 2001-11-14
CIK 789945

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 000-24999

LOTUS PACIFIC, INC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1947160 (IRS Employer Identification No.)

200 Centennial Avenue, Suite 201
Piscataway, New Jersey 08854
(Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (732) 885-0100

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 12, 2001, there were 64,232,125 shares of common stock outstanding.

FORM 10-Q INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and June 30, 2001	3
	Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended September 30, 2001 and 2000	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURE		17

PART I
FINANCIAL INFORMATION

Item 1—Financial Statements:

LOTUS PACIFIC, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2001	June 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,668	$24,994
Short-term investments	8,234	4,237
Accounts receivable, net	16,898	12,772
Accounts receivable from related parties, net	12,556	14,822
Inventories	10,466	19,659
Prepaid expenses	1,000	897
Deferred tax asset	3,944	2,742
Other	5	152

Total current assets	70,771	80,275
Property and equipment, net	3,447	3,598
Restricted cash	5,640	5,640
Notes receivable	4,734	4,734
Goodwill, net	41,577	43,031
Investment in unconsolidated subsidiary	2,432	2,469
Other assets	331	211

Total assets	$128,932	$139,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$2,500	$3,000
Accounts payable and accrued expenses	36,069	29,571
Accounts payable to related parties	15,838	25,950
Income taxes payable	604	445

Total current liabilities	55,011	58,966
Minority interest in subsidiaries	16,645	18,454
Stockholders' equity:
Common stock	64	64
Preferred stock, series A	—	—
Additional paid-in capital	185,246	185,273
Deferred stock compensation	(2,086)	(2,720)
Treasury stock	(7,057)	(7,057)
Accumulated deficit	(118,891)	(113,022)

Total stockholders' equity	57,276	62,538

Total liabilities and stockholders'equity	$128,932	$139,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTUS PACIFIC, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2001	2000
Sales	$36,672	$99,907
Cost of sales	34,535	81,334

Gross profit	2,137	18,573
Operating expenses:
Selling, general and administrative	7,276	7,639
Research and development	4,522	8,345

Total operating expenses	11,798	15,984

Income (loss) from operations	(9,661)	2,589
Other income (expenses):
Interest income	509	429
Interest expense	(218)	(84)
Minority interest in (income) loss of consolidated subsidiaries	1,809	(961)
Equity in loss of unconsolidated subsidiaries	(27)	(58)
Other	(37)	31

	2,036	(643)
Income (loss) before income taxes	(7,625)	1,946
Income tax benefit (expense)	1,756	(4,643)

Net loss	$(5,869)	$(2,697)

Net loss per share — basic and diluted	$(0.09)	$(0.04)
Common shares outstanding — basic and diluted	64,232	64,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTUS PACIFIC, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2001	2000
Operating activities
Net income (loss)	$(5,869)	$(2,697)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings (loss) of unconsolidated subsidiaries	37	58
Depreciation, amortization and write-off of goodwill	1,899	2,130
Amortization of deferred stock compensation	607	7,782
Minority interest in subsidiary	(1,809)	(962)
Changes in operating assets and liabilities:
Accounts receivable	(4,126)	(23,408)
Accounts receivable from related party	2,266	(15,862)
Inventories	9,193	(1,290)
Prepaid expenses	(103)	268
Other current assets	147	(26)
Restricted cash	—	300
Other assets	(120)	(827)
Deferred tax asset	(1,202)	(1,313)
Accounts payable and accrued expenses	6,498	5,582
Accounts payable to related parties	(10,112)	33,923
Income taxes payable	159	5,154

Net cash provided by (used in) operating activities	(2,535)	8,812
Investing activities
Purchases of property and equipment	(294)	(656)
Purchases of short term investments	(3,997)	—
Proceeds from sale of subsidiary preferred stock	—	12,150

Net cash used in investing activities	(4,291)	11,494
Financing activities
Investment deposits	—	1,612
Proceeds from line of credit	—	1,722
Payments on line of credit	(500)	—
Proceeds from notes payable	—	415

Net cash provided by financing activities	(500)	3,749

Net increase (decrease) in cash and cash equivalents	(7,326)	24,055
Cash and cash equivalents at beginning of period	24,994	27,942

Cash and cash equivalents at end of period	$17,668	$51,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTUS PACIFIC, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lotus Pacific, Inc ("Lotus" or the "Company") in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

    In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

    Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of the results of operations, which may be reported for any other interim period or for the entire year ending June 30, 2002.

    The accompanying financial statements include the accounts of Lotus Pacific, Inc., its wholly-owned subsidiary Acumen Technology, Inc., which owns 66.5% of Correlant Communications and 81% of Arescom, Inc., and its 90.5% owned subsidiary, Lotus World, Inc. The portions of Correlant, Arescom, and Lotus World not owned by the Company appear as minority interest in subsidiaries on the balance sheet. All intercompany transactions have been eliminated during the consolidation.

Reclassifications

    Certain prior period amounts have been reclassified to conform to the current period presentation.

Comprehensive Income (Loss)

    Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not have any material other comprehensive income (loss) items at September 30, 2001 and June 30, 2001.

Basic and Diluted Net Income (Loss) Per Share

    Basic net income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months ended September 30, 2001 and 2000, employee stock options, warrants and convertible securities were not considered in calculating basic and diluted net loss per common share since their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net loss per common share are the same.

Inventories

    Inventories are stated at the lower of cost (first in, first out) or market (net realizable value). Given the volatility of the market for the Company's products, the Company makes inventory write-downs for excess and obsolete inventory based on backlog and forecast demand. However, such backlog and forecast demand is subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such backlog and forecast demand, and such differences may be material to the financial statements. The components of inventory are as follows (in thousands):

	September 30, 2001	June 30, 2001
Raw materials	$6,120	$12,434
Work-in-process	1,522	3,439
Finished goods	2,824	3,786
Total	$10,466	$19,659

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

Recent Accounting Pronouncements

    In June 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

    Although early adoption is allowed, the Company did not adopt SFAS No. 142 during the quarter ended September 30, 2001. Therefore, the Company's condensed consolidated financial statements for the three months ended September 30, 2001 and 2000 reflect goodwill amortization using the straight-line basis over an estimated 10-year life. The Company will adopt the new standard for the fiscal year beginning July 1, 2002. The impact of adopting SFAS No. 142 on the results of operations and financial position of the Company has not yet been determined. Goodwill will continue to be evaluated under SFAS No 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS 121").

Income Taxes

    The Company's September 30, 2001 and 2000 provision for income taxes differed from the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes and minority interest as follows:

	September 30, 2001	September 30, 2000
U.S. Federal income tax benefit (expense) at Federal
Statutory rate	$2,669	$(408)
Amortization of Goodwill	(509)	(630)
Deferred compensation amortization	(222)	(2,997)
Other	(182)	(608)

Total	$1,756	$(4,643)

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

    You should read the following discussion in conjunction with Lotus Pacific, Inc's ("Lotus" or "LPFC") unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to Lotus's Annual Report on Form 10-K dated October 15, 2001 and to the section entitled "Certain Factors That May Affect Future Results" contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Overview

    We create, manage, and operate communications and network technology companies and serve as a holding company of three subsidiaries, Lotus World, Inc. ("Lotus World"), Arescom, Inc. ("Arescom") and Correlant Communications, Inc. ("Correlant"). We own 90.5% of Lotus World, 81% of Arescom and 66.5% of Correlant. During the three months ended September 30, 2001 and 2000, Lotus World's results of operations were not material to our results of operations. Correlant and Arescom provide solutions for the communications and network technology markets. We engage in the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and digital subscriber line ("DSL") access and networking devices. We anticipate that our experience in communications and network technology will enable us to capitalize on new opportunities in diverse areas of the fast-growing telecommunications industry.

    During the first half of calendar 2000, cable modem manufacturers experienced shortages and long lead times for component materials such as flash memory and capacitors. Due to these shortages, the production of cable modems was constrained and our customers placed substantial orders for our cable modems. We believe cable operators also overbought in the second half of calendar 2000 to ensure they had sufficient product to meet subscriber demand. As a result, we believe there was an inflated demand for cable modems during the three months ended September 30, 2000. Starting in January 2001, our customer orders began dropping sharply resulting in lower demand as end customers started to work through their inventory levels. This lower demand continued through the three months ended September 30, 2001.

    The extremely competitive nature of the market for broadband access systems has resulted in significant price erosion over time. We experienced, and continue to experience downward pressure on our average selling price per unit. We have worked, and will continue to work with our contract manufacturer to decrease the cost of manufacturing our products in order to offset the decline in average selling price and gross margin pressure on DOCSIS certified cable modems.

Results of Operations

    The following table summarizes certain aspects of our results of operations for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 (in millions):

	September 30,
	2001	2000	$ Change	% Change
Sales	$36.7	$99.9	(63.2)	(63%)
Gross profit	2.1	18.6	(16.5)	(89%)
As a percentage of revenues	6%	19%
Selling, general and administrative	7.3	7.6	(0.3)	(4%)
Research and development	4.5	8.3	(3.8)	(46%)
Other income (expense), net	2.0	(0.6)	2.6	433%
Net loss	(5.9)	(2.7)	(3.2)	(119%)

Revenues

    During the three months ended September 30, 2001, revenues attributable to Correlant and Arescom accounted for 54% and 46% of total revenues as compared to 88% and 12% for the same period in the prior year, respectively. The decrease in overall revenues for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, as well as the change in relative percentage of revenues between Correlant and Arescom, was primarily attributable to the following factors:

  •
  Unit sales of DOCSIS cable modems decreased 62%;

  •
  An industry-wide downturn in broadband equipment purchases as cable operators, and in turn our customers, worked through their excess inventory;

  •
  Average sales price of our DOCSIS cable modems declined due to heavy price competition.

    The decrease in cable modem revenues was offset slightly by the increase in DSL broadband equipment sales.

    Revenues generated by international sales as a percentage of revenues decreased slightly to 47% from 50% during the three months ended September 30, 2001as compared to the three months ended September 30, 2000. Due to the recent significant economic slowdown in our industry, both domestic and international, we experienced a slowdown in customer orders. We anticipate that revenues will continue to be negatively impacted by the current economic slowdown. In addition, we anticipate the average sales price of cable modems will continue to decline in the near term future.

Gross Profit

    The reduction in gross profit percentage for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 was due to the following:

  •
  Severe price competition. Selling prices decreased faster than the associated product cost reductions, which resulted in selling cable modems at negative gross profit in order to keep market share;

  •
  Loss on purchase commitments of cable modem components as we adjusted our inventories to reflect the decrease in product demand;

  •
  Write down of component inventories to market value.

    Although we anticipate continued pressure on margins, we are taking steps to counter the impact of this price erosion by continuing to implement cost reduction efforts in the manufacturing of our products and introduce new lower cost technology driven products to the market.

Operating Expenses

    Selling, general and administrative ("SG&A"). SG&A expenses consist primarily of personnel costs, including amortization of deferred stock compensation, for our administrative and support personnel, goodwill amortization, allowance for doubtful accounts, legal and accounting fees. The decrease is due to the following factors:

  •
  Decrease in amortization of deferred stock compensation to $0.1 million in the three months ended September 30, 2001 from $1.5 million during the three months ended September 30, 2000;

  •
  $0.7 million decreased amortization of goodwill associated with the purchase of Arescom. The goodwill was considered impaired at June 30, 2001 and was fully written off at that time.

    The decrease in SG&A was partially offset by the following factors:

  •
  Increased staffing and related personnel costs to support our ongoing activities;

  •
  $1.0 million incremental increase to our allowance for doubtful accounts to reserve against potentially uncollectible customer accounts.

    Excluding amortization of deferred compensation and amortization of goodwill, we believe SG&A expenditures may increase in the future as a result of supporting our continuing operations.

    Research and development ("R&D"). R&D expenses consist primarily of personnel costs, including amortization of deferred stock compensation, of employees engaged in research, design and development activities, and to a lesser extent, design prototype material expenditures and equipment and supplies required to develop new products and enhance our existing products. The decrease in R&D was primarily attributable to the decrease in amortization of deferred stock compensation to $0.5 million in the three months ended September 30, 2001 from $5.0 million during the three months ended September 30, 2000.

    The decrease was offset in part by the following factors:

  •
  Growth of our research and development staff and consultants to support the commercial development of current and future products;

  •
  Increased fees related to the DOCSIS cable modem certification process;

  •
  Investment in expensed design tools for the development of new products and the enhancement of existing products.

    We continue to invest in the future by funding research and development projects. Excluding amortization of deferred compensation, we believe research and development expenditures will increase in the future as a result of new and existing product development.

Liquidity and Capital Resources

    The following table summarizes our cash flows for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 (in millions):

	September 30, 2001	September 30, 2000
Cash and cash equivalents	$17.7	$52.0
Short-term investments	8.2	—
Net cash provided by (used in) operating activities	(2.5)	8.8
Net cash provided by (used in) investing activities	(4.3)	11.5
Net cash provided by (used in) financing activities	(0.5)	3.7

    As of September 30, 2001, our principal source of liquidity included cash and cash equivalents and short-term investments of $25.9 million. We used $2.5 million in cash for operating activities during the three month period ended September 30, 2001 primarily to fund the net loss for the three months ended September 30, 2001 and to pay vendors according to current payment terms, partially offset by a decrease in inventory. In addition, although we have not changed our credit and collections policy, our unrelated customers have significantly slowed down payment as a result of the recent overall downturn in the economy and specifically our industry. This slowdown had a negative impact on cash flow provided by (used in) operating activities.

    During the first three months of fiscal 2002, our principal investing activities included purchase of short-term investments and, to a lesser extent, capital expenditures to accommodate our expanding research and development technology infrastructure.

    Financing activities for the three months ended September 30, 2001 consisted of our subsidiary Arescom paying down its line of credit. In August 2001, Arescom extended its credit agreement with a bank, which provided for a line of credit of up to $3.9 million for general business purposes. The line of credit bears interest at prime rate plus 1.15%. Total borrowings are limited to the lesser of $3.9 million or 80% of eligible accounts receivable plus $0.2 million, and are subject to Arescom's compliance with financial and reporting covenants. The credit agreement includes terms requiring satisfaction of certain financial ratios, maximum debt to equity leverage, senior indebtedness, and tangible net worth. The repayment of the borrowings is guaranteed by Lotus Pacific and is secured by virtually all of Arescom's assets. As of September 30, 2001, Arescom was not in compliance with all financial and reporting covenants, however, the bank has issued a waiver at this time.

    At September 30, 2001, we had working capital of $15.8 million, compared to $21.3 million at June 30, 2001. The decrease in working capital was primarily due to a decrease in inventory resulting from timing issues surrounding shipments of our completed cable modems. We believe our working capital, together with funds that may be generated from equity financings and operations, will be sufficient to meet working capital requirements for the next 12 months. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Certain Factors That May Affect Future Results

    Forward Looking Statements.  Certain statements in this Quarterly Report are forward looking within the meaning of Section 27A of the Securities and Exchange Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including, without limitation, statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof,) that are not statements of historical fact should be construed as forward looking statements. All statements that address operating performance, events or developments that our management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. These forward-looking statements are based on our management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in our management's forward-looking statements including the factors listed at pages 12-14. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things. Because of these and other factors that may affect our operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

    We are exposed to the risks associated with the recent slowdown in the U.S. economy. Concerns about inflation, decreased consumer confidence and reduced corporate profits and capital spending have resulted in a recent downturn in the U.S. economy. As a result of these unfavorable economic conditions, we have recently experienced a significant slowdown in customer orders. If such economic conditions in the U.S. continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.

    Because the data-over-cable market is still evolving, we cannot accurately predict its future growth rate or its ultimate size, nor can we ensure the widespread acceptance of our products.  Our success depends on the timely acceptance or adoption of our products by our customers and cable operators. The market for our products is rapidly evolving. An increasing number of competitors have introduced or developed, or are in the process of introducing or developing, cable modems that compete with our own. Some of the critical issues concerning the use of cable modems, including security, reliability, cost, ease of deployment and administration, and quality of service are not completely resolved and may harm our business. Because our market is evolving, we cannot accurately predict its future growth rate or its ultimate size. In addition, the market for cable modems may never fully develop, and even if it does, we may not be able to compete successfully in that market. If our products do not achieve widespread acceptance in their markets, our business may be harmed.

    Our products must meet evolving industry standards or they may not achieve market acceptance.  Our industry is constantly evolving and is characterized by the emergence of new industry standards, such as the DOCSIS standard. In order to gain acceptance by our customers, our products must meet the most current industry standards. This requires the redesign and recertification of our products and can be a costly and time-consuming process at which we may not be successful. Our failure to produce products that meet evolving standards could harm our reputation and competitive position. Furthermore, existing or potential customers may delay purchases of our current products in order to purchase systems that comply with new industry standards as they are introduced, such as the DOCSIS 1.1 standard. This could create unexpected fluctuations or decreases in our revenues. If we are unable to successfully introduce new products, our customers may choose to purchase products from other sources. Additionally, industry standardization could make it more difficult for any one company to gain a competitive advantage based on the quality of its products. For example, industry standards may diminish product differentiation and cause competition to be based upon the relative size and marketing skills of competitors rather than upon specific factors such as product functionality. Because many of our competitors are larger or have greater financial or marketing resources, we may be at a disadvantage. In addition, there is currently no internationally accepted standard for data-over-cable equipment. If standards achieve market acceptance and if our products do not comply with them, customers may refuse to purchase our products.

    We derive most of our revenues from a limited number of customers.  During the quarter ended September 30, 2001, 97% of our revenues were derived from three customers. If any of our major customers ceases to purchase products from us, our revenues may decline significantly. We expect this customer concentration to continue for the foreseeable future. We have limited agreements with our customers obligating them to purchase quantities of our products in the near term. Accordingly, our customers may cease purchasing our products on short notice without penalty.

    Our quarterly and annual operating results may fluctuate significantly.  Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. Our operating results may not meet the expectations of our investors and shareholders. Factors that could cause our operating results to fluctuate include:

  •
  variations in the timing and size of orders by our customers and shipments of our products to them;

  •
  new product introductions by us, our customers or our competitors;

  •
  costs and delays in designing and certifying our cable modems or other data-over-cable products;

  •
  the timing of upgrades of the cable infrastructure;

  •
  variations in capital spending budgets of cable operators;

  •
  fluctuations in the cost of labor at our strategic manufacturer in Taiwan;

  •
  an inability to increase the size of our customer base;

  •
  loss of one or more of our customers;

  •
  delays in replacing suppliers or our strategic manufacturer if our relationships with them are not successful; and

  •
  general economic conditions and conditions specific to high-speed access industries.

    Our dependence on one strategic manufacturer may affect our ability to fulfill orders and cost effectively produce our cable modems.  Our subsidiary, Correlant Communications, currently relies on one manufacturer for substantially all of its manufacturing requirements. If the manufacturer were unable or unwilling to continue manufacturing our products in required volumes, we will have to find alternative sources to manufacture our products. During this time, we would be unable to fulfill orders, which could significantly harm our competitive position and results of operations. Although we do not presently anticipate a disruption in this source of supply, it is possible that alternative manufacturers would not be available to us when needed, or would be unable to satisfy our volume production or quality requirements at acceptable prices or on a timely basis. Moreover, because Correlant works closely with our manufacturer to ensure cost-effective production of our cable modems, the loss could impair our ability to produce our cable modems. In addition, we are subject to other risks due to our dependence on a single third-party manufacturer, including:

  •
  reduced control over delivery schedules, manufacturing yields and costs;

  •
  difficulty in ensuring quality;

  •
  disruption in manufacturing as a result of labor stoppage, natural disasters or other problems;

  •
  the potential lack of adequate capacity during periods of excess demand;

  •
  limited warranties on products supplied to us; and

  •
  increases in prices and the potential misappropriation of our intellectual property.

    Additionally, the manufacturer is a foreign corporation. Any foreign or domestic regulations regarding foreign exports and imports, trade barriers and tariffs could adversely affect our ability to fulfill orders in a timely or cost effective manner. As a result, our revenues would decline and our results of operations could be significantly harmed.

    Our operating results are dependent on the sale of two products.  We currently derive substantially all our revenues from the sale of our cable modems and digital subscriber line ("DSL") access and networking devices and expect this to continue for the foreseeable future. If our customers stop purchasing our cable modems or DSL products, or if there is any unexpected change in revenues from the sales of these two products, we do not currently have other products to offset the negative impact on our operating results.

    We may not be able to produce sufficient quantities of our products as we obtain components from, and depend on, a limited number of key suppliers.  All of our cable modems contain one or more components that are available from a single supply source and other components that are available from limited sources. We depend on these sources to meet our production requirements. We do not have any long term supply contracts. Although we do not presently anticipate a disruption in this source of supply, if it is necessary for us to obtain these key components from an alternative supplier, it could take six months or longer before we would begin receiving adequate supplies, and during this time we would be unable to satisfy our customers' demands. In such event, prolonged delays could result in the cancellation of orders and the loss of customers.

    Our executive officers and key personnel are critical to our business and the loss of their services could disrupt our operations and our customer relationships.  Our success depends to a significant degree upon the continuing contributions of our key management, technical, marketing and sales employees. There can be no assurance that we will be successful in retaining our key employees or that we can attract and retain additional skilled personnel as required. The loss of the services of key personnel could significantly harm our results of operations and business.

    Because of these and other factors affecting our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3—Quantitative and Qualitative Disclosures About Market Risk:

    Interest Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only corporate debt securities and municipal bonds.

    Foreign Currency Risk.  Although a large portion of our business is transacted in Taiwan, the functional currency of our Taiwan branch is the U.S. dollar. Only a small number of transactions are denominated in the Taiwan dollar and exposed to foreign currency exchange rate risk. Therefore, we do not have any hedging or similar foreign currency contracts. To date, we have not experienced any material foreign currency exchange rate gains or losses associated with transactions denominated in the Taiwan dollar and do not expect any significant changes in foreign currency exposure in the near future.

PART II

OTHER INFORMATION

Item 1—Legal Proceedings:

    The Company is not currently a party to any legal proceedings required to be disclosed under Item 103 of Regulation S-K. We may, from time to time, become party to ordinary routine litigation incidental to our business.

Item 5—Other Information:

    In connection with the preparation of the quarterly financial statements, the Company discovered that the financial statements for the years ended June 30, 2001 and 2000 had not accounted for certain stock options properly. The Company is in the process of restating all related annual and quarterly financial statements. The financial statements included herein reflect restated financial statements for all previous periods.

Item 6—Exhibits and Reports on Form 8-K:

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated August 15, 2001 to report under Item 5 certain changes to its Board of Directors.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTUS PACIFIC, INC (Registrant)
Date: November 14, 2001	By:	/s/ YONG YAN Yong Yan President, CEO, CFO and Secretary (Principal Executive and Accounting Officer)

QuickLinks

FORM 10-Q INDEX
PART I FINANCIAL INFORMATION
LOTUS PACIFIC, INC CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
LOTUS PACIFIC, INC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share amounts)
LOTUS PACIFIC, INC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
LOTUS PACIFIC, INC NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001
SIGNATURE