Form 10-Q
period 2001-12-31
LOTUS PACIFIC INC
filed 2002-02-14
CIK 789945

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-24999

LOTUS PACIFIC, INC
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	52-1947160 (IRS Employer Identification No.)

200 Centennial Avenue, Suite 201
Piscataway, New Jersey 08854
(Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (732) 885-0100

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of February 12, 2002, there were 64,232,125 shares of common stock outstanding.

FORM 10-Q INDEX

PART I
FINANCIAL INFORMATION

Item 1—Financial Statements:

LOTUS PACIFIC, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001	June 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,947	$24,994
Short-term investments	8,631	4,237
Accounts receivable, net	2,712	12,772
Accounts receivable from related parties, net	6,855	14,822
Inventories	1,356	19,659
Prepaid expenses	581	897
Deferred tax asset	2,515	2,742
Other	29	152

Total current assets	44,626	80,275
Property and equipment, net	1,689	3,598
Restricted cash	5,500	5,640
Notes receivable	6,926	4,734
Goodwill, net	47,574	43,031
Investment in unconsolidated subsidiary	2,398	2,469
Other assets	—	211

Total assets	$108,713	$139,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$—	$3,000
Accounts payable and accrued expenses	6,263	29,571
Accounts payable to related parties	7,735	25,950
Income taxes payable	219	445

Total current liabilities	14,217	58,966
Minority interest in subsidiaries	10,862	18,454
Stockholders' equity:
Common stock	64	64
Preferred stock, series A	—	—
Additional paid-in capital	183,012	185,273
Deferred stock compensation	(1,467)	(2,720)
Treasury stock	(7,057)	(7,057)
Accumulated deficit	(90,918)	(113,022)

Total stockholders' equity	83,634	62,538

Total liabilities and stockholders'equity	$108,713	$139,958

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTUS PACIFIC, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Sales	$32,804	$105,644	$69,475	$205,551
Cost of sales	29,349	93,857	63,883	175,191

Gross profit	3,455	11,787	5,592	30,360
Operating expenses:
Selling, general and administrative	5,648	7,104	12,924	14,742
Research and development	3,318	3,936	7,840	12,281

Total operating expenses	8,966	11,040	20,764	27,023

Income (loss) from operations	(5,511)	747	(15,172)	3,337
Other income (expenses):
Gain on sale of subsidiary	32,299	—	32,299	—
Interest income, net	66	508	356	854
Minority interest in (income) loss of unconsolidated subsidiaries	976	408	2,785	(554)
Equity in loss of unconsolidated subsidiaries	(34)	(1,021)	(71)	(1,079)
Other	(113)	101	(139)	131

Income before income taxes	27,683	743	20,058	2,689
Provision (benefit) for income taxes	(290)	2,880	(2,046)	7,523

Net income (loss)	$27,973	$(2,137)	$22,104	$(4,834)

Net income (loss) per share — basic and diluted	$0.44	$(0.03)	$0.34	$(0.07)
Common shares outstanding — basic and diluted	64,232	64,134	64,232	64,134

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTUS PACIFIC, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended December 31,
	2001	2000
Operating activities
Net income (loss)	$22,104	$(4,834)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of subsidiary	(32,299)	—
Equity in loss of unconsolidated subsidiaries	71	1,079
Depreciation and amortization	5,006	4,393
Amortization of deferred stock compensation	989	6,674
Minority interest in subsidiary	(2,785)	554
Changes in operating assets and liabilities:
Accounts receivable	(3,389)	(35,943)
Accounts receivable from related party	7,967	(16,164)
Inventory	8,500	(6,959)
Prepaid expenses	76	7
Other current assets	123	90
Restricted cash	—	300
Other assets	(120)	572
Deferred tax asset	227	(1,313)
Accounts payable and accrued expenses	6,235	8,666
Accounts payable to related parties	(18,215)	14,890
Income taxes payable	(226)	754

Net cash used in operating activities	(5,736)	(27,234)
Investing activities
Purchases of property and equipment	(650)	(1,442)
Proceeds from sale of subsidiary, net of cash sold	8,233	—
Purchases of short term investments	(4,394)	—
Proceeds from sale of subsidiary preferred stock	—	13,258

Net cash provided by investing activities	3,189	11,816
Financing activities
Investment deposits	—	32
Proceeds from loans receivable	—	3,560
Proceeds from line of credit	—	1,722
Payments on line of credit	(500)	—
Repayments of notes payable	—	(878)

Net cash (used in) provided by financing activities	(500)	4,436

Net decrease in cash and cash equivalents	(3,047)	(10,982)
Cash and cash equivalents at beginning of period	24,994	27,942

Cash and cash equivalents at end of period	$21,947	$16,960

        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTUS PACIFIC, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements included herein have been prepared by Lotus Pacific, Inc. (Lotus or Company) in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

        Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the three and six months ended December 31, 2001, are not necessarily indicative of the results of operations, which may be reported for any other interim period or for the fiscal year ending June 30, 2002.

        Effective December 11, 2001, Acumen Technology, Inc. (Acumen), a Delaware corporation and wholly owned subsidiary of the Company, merged into Lotus. As a result of the merger, the Company assumed all the rights and obligations of Acumen and acquired the assets of Acumen which include, without limitation, shares of stock of Correlant Communications, Inc. (Correlant) and Arescom, Inc. (Arescom).

        Effective December 18, 2001 Lotus sold a major portion of its investment in and cash advances to Arescom for $10,000,000 in cash, a promissory note for $2,192,000 and 11,048 shares of subordinated preferred stock of Arescom. The sale represented approximately 70.0% of the outstanding shares of Arescom. Lotus retains 4,000,000 million shares of common stock of Arescom, representing approximately 11.0% of the outstanding shares of Arescom with the balance owned by outside investors. Subsequent to December 18, 2001, the Company accounts for its investment in Arescom under the cost method and as such the accounts, results of operations and cash flows of Arescom are not included with the Company's financial statements.

        The accompanying financial statements include the accounts of Lotus, its 90.5% owned subsidiary, Lotus World, Inc., (Lotus World) its 66.5% owned subsidiary Correlant, and its 81.0% owned subsidiary Arescom until December 18, 2001 when the ownership decreased to 11.0%.    The portions of Correlant and Lotus World not owned by the Company at December 31, 2001 appear as minority interest in subsidiaries on the balance sheet. All intercompany transactions have been eliminated during the consolidation.

Reclassifications and Adjustments

        Certain prior period amounts have been reclassified to conform to the current period presentation.

        Previously, minority interest related to existing preferred stock when Correlant was acquired, and the related goodwill, was not recorded by Lotus. During the current period, minority interest and corresponding goodwill related to this preferred stock was recorded in the amount of $8,450,000. For the period ending December 31, 2001 amortization expense of $1,000,000 was included in selling, general and administrative expense in conjunction with this write-up of goodwill.

Comprehensive Income (Loss)

        Statement of Financial Accounting Standards (SFAS) 130, Reporting Comprehensive Income, requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company does not have any material other comprehensive income (loss) items at December 31, 2001 and June 30, 2001.

Basic and Diluted Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three and six months ended December 31, 2001 and 2000, employee stock options, warrants and convertible securities were not considered in calculating basic and diluted net income (loss) per common share as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net income (loss) per share are the same.

Inventories

        Inventories are stated at the lower of cost (first in, first out) or market (net realizable value). Given the volatility of the market for the Company's products, the Company makes inventory write-downs for excess and obsolete inventory based on forecast demand. However, forecast demand is subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from forecast demand, and such differences may be material to the financial statements. The components of inventory are as follows (in thousands):

	December 31, 2001	June 30, 2001
Raw materials	$1,356	$12,434
Work-in-process	—	3,439
Finished goods	—	3,786

Total	$1,356	$19,659

Revenue Recognition

        The Company recognizes revenue upon passing of title and risk of ownership, which coincides with the timing of product shipment. The Company, under specific conditions, permits its customers to return products. The provision for estimated sales returns is recorded concurrently with the recognition of revenue. Contract services revenue is recognized over the term of the contract.

Segment Information

        SFAS 131, Segment Information, (SFAS 131) amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating this segment performance. The Company operates in one business segment: the design, development and marketing of Internet related products and services.

Sale of Subsidiary

        Effective December 18, 2001 Lotus sold a major portion of its investment in and cash advances to Arescom for $10,000,000 in cash, a promissory note for $2,192,000 and 11,048 shares of subordinated preferred stock of Arescom. The subsidiary was in the business of designing, developing and marketing a full line of DSL-based broadband access and networking devices that address the needs of DSL providers, systems integrators and users. In connection with this sale, the Company recognized a gain of $32,299,000. The gain, which is primarily a result of recaptured consolidated losses from Arescom, has no related tax liability. The Company accounts for its remaining investment in Arescom under the cost method. During fiscal 2001, management identified impairment losses associated with its investment in Arescom. As a result, the remaining investment in Arescom has no associated value.

Income Taxes

        The Company's provision (benefit) for income taxes for the three and six months ended December 31, 2001 and 2000 differed from the amounts computed by applying the statutory U.S. Federal income tax rate to income before taxes and minority interest as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
U.S. Federal income tax provision at Federal Statutory rate	$9,689	$537	$7,020	$945
Gain on sale of subsidiary	(11,305)	—	(11,305)	—
Amortization of goodwill	859	695	1,368	1,325
Deferred compensation amortization	134	250	356	2,747
Minority interest in subsidiary	(342)	(195)	(975)	195
Equity in loss of unconsolidated subsidiary	9	400	29	400
Increase in valuation allowance	800	—	1,575	—
State income taxes, net of federal benefit	—	1,650	—	1,650
Other	(134)	(457)	(114)	261

Total provision (benefit)	$(290)	$2,880	$(2,046)	$7,523

Recent Accounting Pronouncements

        In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS 142, Goodwill and Other Intangible Assets (SFAS142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives.

        Although early adoption is allowed, the Company did not adopt SFAS 142 during the quarter ended September 30, 2001. Therefore, the Company's condensed consolidated financial statements for the three and six months ended December 31, 2001 and 2000 reflect goodwill amortization using the straight-line basis over an estimated 10-year life. The Company will adopt the new standard for the fiscal year beginning July 1, 2002. The impact of adopting SFAS 142 on the results of operations and financial position of the Company has not yet been determined. Goodwill will continue to be evaluated under SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121).

        In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not yet determined what effect this statement will have on its consolidated financial statements.

        Also in August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121. This new statement also supersedes certain aspects of APB 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company will adopt the new standard for the fiscal year beginning July 1, 2002. The Company has not yet determined what effect this statement will have on its consolidated financial statements.

        Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations:

        You should read the following discussion in conjunction with Lotus Pacific, Inc.'s (Lotus) unaudited condensed consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to Lotus's Annual Report on Form 10-K dated October 15, 2001 and to the section entitled "Certain Factors That May Affect Future Results" contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Overview

        We create, manage, and operate communications and network technology companies and serve as a holding company of two subsidiaries, Lotus World, Inc. (Lotus World) and Correlant Communications, Inc. (Correlant). We own 90.5% of Lotus World and 66.5% of Correlant. During the three and six months ended December 31, 2001 and 2000, Lotus World's results of operations were not material to our results of operations. Until December 18, 2001, we owned 81% of Arescom, Inc. (Arescom), at which time we sold a major portion of our investment in Arescom. Subsequent to December 18, 2001, we own approximately 11.0% of the outstanding shares of Arescom and account for the investment under the cost method. Arescom's accounts, results of operations and cash flows are included in our financial statements through December 18, 2001 and are excluded from our financial statements after December 18, 2001.

        We provide solutions for the communications and network technology markets and engage in the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and networking devices. Subsequent to the sale of our controlling interest in Arescom, we no longer compete in the DSL market space. We anticipate that our experience in communications and network technology will enable us to capitalize on new opportunities in diverse areas of the fast-growing telecommunications industry.

        During the first half of calendar 2000, cable modem manufacturers experienced shortages and long lead times for component materials such as flash memory and capacitors. Due to these shortages, the production of cable modems was constrained and our customers placed substantial orders for our cable modems. We believe cable operators also overbought in the second half of calendar 2000 to ensure they had sufficient product to meet subscriber demand. As a result, we believe there was an inflated demand for cable modems during the three and six months ended December 31, 2000. Starting in January 2001, our customer orders began dropping sharply resulting in lower demand as end customers started to work through their inventory levels. This lower demand continued through the three and six months ended December 31, 2001.

        The extremely competitive nature of the market for broadband access systems has resulted in significant price erosion over time. We experienced, and continue to experience downward pressure on our average selling price per unit. We are continuing to work with our contract manufacturer to decrease the cost of manufacturing our products in order to offset the decline in average selling price and gross margin pressure on DOCSIS certified cable modems.

Results of Operations

        The following table summarizes certain aspects of our results of operations for the three and six months ended December 31, 2001 compared to the three and six months ended December 31, 2000 (in millions). Certain amounts for the three and six months ended December 31, 2000 have been restated as discussed in "PART II Item 5—Other Information."

	Three Months Ended December 31,			Six Months Ended December 31,
	2001	2000	Change %	2001	2000	Change %
Sales	$32.8	$105.6	(69%)	$69.5	$205.6	(66%)
Gross profit	3.5	11.8	(70%)	5.6	30.4	(82%)
As a percentage of revenues	11%	11%		8%	15%
Selling, general and administrative	5.6	7.1	(21%)	12.9	14.7	(12%)
Research and development	3.3	3.9	(15%)	7.8	12.3	(37%)
Gain on sale of subsidiary	32.3	—	NA	32.3	—	NA
Net income (loss)	28.0	(2.1)	1,433%	22.1	(4.8)	560%

Revenues

        During the three months ended December 31, 2001, revenues attributable to Correlant and Arescom accounted for 42% and 58%, respectively, of total revenues as compared to 87% and 13%, respectively, for the same period in the prior year. During the six months ended December 31, 2001, revenues attributable to Correlant and Arescom accounted for 49% and 51%, respectively, of total revenues as compared to 87% and 13%, respectively, for the same period in the prior year. The decrease in overall revenues for the three and six months ended December 31, 2001 as compared to the three and six months ended December 31, 2000, as well as the change in relative percentage of revenues between Correlant and Arescom, was primarily attributable to the following factors:

  •
  Unit sales of DOCSIS cable modems produced by Correlant decreased 75% and 69% during the three and six months ended December 31, 2001, respectively;

  •
  An industry-wide downturn in broadband equipment purchase as cable operators, and in turn our customers, worked through their excess inventory;

  •
  Average sales price of our DOCSIS cable modems produced by Correlant declined due to heavy price competition.

        The decrease in cable modem revenues of Correlant was offset slightly by the increase in Arescom's DSL broadband equipment sales.

        Revenues generated by international sales as a percentage of revenues increased slightly to 56% from 51% during the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. Additionally, revenues generated by international sales as a percentage of revenues increased slightly to 52% from 50% during the six months ended December 31, 2001 as compared to the six months ended December 31, 2000. Due to the recent significant economic slowdown in our industry, both domestic and international, we experienced a slowdown in customer orders. We anticipate that revenues will continue to be negatively impacted by the current economic slowdown and will decrease as a result of the sale of the controlling interest in Arescom. In addition, we anticipate the average sales price of cable modems will continue to decline in the near term.

Gross Profit

        The reduction in gross profit absolute dollars for the three and six months ended December 31, 2001 as compared to the three and six months ended December 31, 2000 as well as the decrease in gross profit percentage for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 was due to the following:

  •
  Reduced revenues from declining unit sales;

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

        The gross profit percentage remained a constant 11% for both the three months ended December 31, 2001 and 2000 due to a higher proportion of revenues from DSL broadband equipment sales which bear a higher gross margin percentage than cable modems.

        Although we anticipate continued pressure on margins, we are taking steps to counter the impact of this price erosion by continuing to implement cost reduction efforts in the manufacturing of our products and introduce new lower cost technology driven products to the market.

        In the near term, we also expect gross profit in absolute dollars and as a percentage of revenue to decrease as a result of the sale of our controlling interest in Arescom and the corresponding loss of revenues from DSL equipment sales.

Operating Expenses

        Selling, general and administrative (SG&A). SG&A expenses consist primarily of personnel costs, including amortization of deferred stock compensation, for our administrative and support personnel, goodwill amortization, allowance for doubtful accounts, legal and accounting fees. The decrease in SG&A expenses for both the three and six months ended December 31, 2001 was due to the following factors:

  •
  Decrease in amortization of deferred stock compensation to $0.1 and $0.2 million in the three and six months ended December 31, 2001 from $0.2 and $1.7 million during the three and six months ended December 31, 2000;

  •
  $0.7 and $1.4 million decreased amortization of goodwill associated with the purchase of Arescom during the three and six months ended December 31, 2001. This goodwill was considered impaired at June 30, 2001 and was fully written off at that time.

        The decrease in SG&A was partially offset by the following factors:

  •
  A $1.0 million incremental amortization of goodwill associated with our subsidiary Correlant;

  •
  Increased staffing and related personnel costs to support our ongoing activities;

  •
  Increased allowance for doubtful accounts to reserve against potentially uncollectible customer accounts.

        In the near term, we believe SG&A expenditures in absolute dollars will decrease as a result of the sale of our controlling interest in Arescom.

        Research and development (R&D). R&D expenses consist primarily of personnel costs, including amortization of deferred stock compensation, of employees engaged in research, design and development activities and, to a lesser extent, design prototype material expenditures and equipment and supplies required to develop new products and enhance our existing products. The decrease in R&D expense for both the three and six months ended December 31, 2001 was primarily attributable to the decrease in amortization of deferred stock compensation to $0.4 and $1.0 million in the three and six months ended December 31, 2001 from $0.9 and $6.7 million during the three and six months ended December 31, 2000.

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

        In the near term, we believe R&D expenditures in absolute dollars will decrease as a result of the sale of our controlling interest in Arescom. However, we continue to invest in the future by funding research and development projects. Excluding the impact of the sale of Arescom and amortization of deferred compensation, we believe research and development expenditures will increase in the future as a result of new and existing product development.

Gain on Sale of Subsidiary

        Effective December 18, 2001 we sold a major portion of our investment in and cash advances to Arescom for $10.0 million in cash, a promissory note for $2.2 million and 11,048 shares of subordinated preferred stock of Arescom. The subsidiary was in the business of designing, developing and marketing a full line of DSL-based broadband access and networking devices that address the needs of DSL providers, systems integrators and users. In connection with this sale, we recognized a one-time gain of $32.3 million. The gain, which is primarily a result of recaptured consolidated losses from Arescom, has no related tax liability. We account for our remaining investment in Arescom under the cost method and will no longer include Arescom's results of operations with our results of operations. During the six months ended December 31, 2001, Arescom realized operating losses of approximately $40,000.

Liquidity and Capital Resources

        The following table summarizes our cash flows for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 (in millions):

	December 31, 2001	December 31, 2000
Cash and cash equivalents	$21.9	$17.0
Short-term investments	8.6	—
Net cash used in operating activities	(5.7)	(27.2)
Net cash provided by investing activities	3.2	11.8
Net cash provided by (used in) financing activities	(0.5)	4.4

        As of December 31, 2001, our principal source of liquidity included cash and cash equivalents and short-term investments of $30.5 million. We used $5.7 million in cash for operating activities during the six month period ended December 31, 2001 primarily to fund the operating loss for the six months ended December 31, 2001 and to pay vendors according to current payment terms, partially offset by a decrease in inventory and collection on accounts receivable from related parties. In addition, although we have not changed our credit and collections policy, our unrelated customers have significantly slowed down payment as a result of the recent overall downturn in the economy and specifically our industry. This slowdown had a negative impact on cash flow used in operating activities.

        For the six months ended December 31, 2002, our principal investing activities included selling a controlling portion of interest in our subsidiary Arescom, offset by the purchase of short-term investments and capital expenditures to accommodate our expanding research and development technology infrastructure.

        Financing activities for the six months ended December 31, 2001 consisted entirely of our subsidiary Arescom paying down its line of credit.

        At December 31, 2001, we had working capital of $30.4 million, compared to $21.3 million at June 30, 2001. The increase in working capital was primarily due to the sale of our controlling interest in Arescom partially offset by a decrease in inventory resulting from timing issues surrounding shipments of our completed cable modems. We believe our working capital, together with funds that may be generated from equity financings and operations, will be sufficient to meet working capital requirements for the next 12 months. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Certain Factors That May Affect Future Results

        Forward Looking Statements.    Certain statements in this Quarterly Report are forward looking within the meaning of Section 27A of the Securities and Exchange Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including, without limitation, statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof), that are not statements of historical fact should be construed as forward looking statements. All statements that address operating performance, events or developments that our management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. These forward-looking statements are based on our management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in our management's forward-looking statements including the factors listed at pages 14 -16. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things. Because of these and other factors that may affect our operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

        We are exposed to the risks associated with the recent slowdown in the U.S. and global economy. Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the telecommunications and networking industries. Concerns about inflation, decreased consumer confidence and reduced corporate profits and capital spending have resulted in a recent downturn in the U.S. economy. Partially as a result of these unfavorable economic conditions, we have recently experienced a significant slowdown in customer orders. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic slowdown, we may continue to experience material adverse impacts on our business, operating results, and financial condition.

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

        We derive most of our revenues from a limited number of customers.    During the six months ended December 31, 2001, 84% of our revenues were derived from two customers. Subsequent to the sale of our controlling interest in Arescom, the majority of our revenues are derived from one customer. If our major customer ceases to purchase products from us, our revenues will decline significantly. We expect this customer concentration to continue for the foreseeable future. We have limited agreements with our customers obligating them to purchase quantities of our products in the near term. Accordingly, our customers may cease purchasing our products on short notice without penalty.

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

        Our dependence on one strategic manufacturer may affect our ability to fulfill orders and cost effectively produce our cable modems. Our operating subsidiary, Correlant Communications, currently relies on one manufacturer for substantially all of its manufacturing requirements. If the manufacturer were unable or unwilling to continue manufacturing our products in required volumes, we will have to find alternative sources to manufacture our products. During this time, we would be unable to fulfill orders, which could significantly harm our competitive position and results of operations. Although we do not presently anticipate a disruption in this source of supply, it is possible that alternative manufacturers would not be available to us when needed, or would be unable to satisfy our volume production or quality requirements at acceptable prices or on a timely basis. Moreover, because Correlant works closely with our manufacturer to ensure cost-effective production of our cable modems, the loss could impair our ability to produce our cable modems. In addition, we are subject to other risks due to our dependence on a single third-party manufacturer, including:

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

        Our near term operating results are dependent on the sale of one product.    Subsequent to the sale of controlling interest in Arescom, we derive substantially all our revenues from the sale of our cable modems and expect this to continue for the foreseeable future. If our customers stop purchasing our cable modems or if there is any unexpected change in revenues from the sales of cable modems, we do not currently have other products to offset the negative impact on our operating results. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market, and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

        We may not be able to produce sufficient quantities of our products as we obtain components from, and depend on, a limited number of key suppliers.All of our cable modems contain one or more components that are available from a single supply source and other components that are available from limited sources. We depend on these sources to meet our production requirements. We do not have any long term supply contracts. Although we do not presently anticipate a disruption in this source of supply, if it is necessary for us to obtain these key components from an alternative supplier, it could take six months or longer before we would begin receiving adequate supplies, and during this time we would be unable to satisfy our customers' demands. In such event, prolonged delays could result in the cancellation of orders and the loss of customers.

        Our business is subject to the risks of catastrophic events.    The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the U.S. economy and other economies around the world. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

        Our stock price may be volatile.    The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, some of whom have been granted stock options.

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

Item 5—Other Information:

        In connection with the preparation of the quarterly financial statements, the Company discovered that the financial statements for the years ended June 30, 2001 and 2000 had not accounted for certain stock options properly. The Company is in the process of restating and resubmitting to the SEC all related annual and quarterly financial statements. The financial statements included herein reflect restated financial statements for all previous periods.

Item 6—Exhibits and Reports on Form 8-K:

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated December 18, 2001 to report under Item 5 the sale of approximately 70% of the outstanding shares of Arescom. The Company retains approximately 11% of the outstanding shares of Arescom. The same Current Report on Form 8-K dated December 18, 2001 reports under Item 5 the merging of Acumen Technology, a wholly-owned subsidiary of the Company, into the Company effective December 11, 2001.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTUS PACIFIC, INC (REGISTRANT)
DATE: FEBRUARY 14, 2002	By:	/s/ YONG YAN Yong Yan President, CEO, CFO and Secretary (Principal Executive and Accounting Officer)

QuickLinks

FORM 10-Q INDEX
LOTUS PACIFIC, INC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share amounts)
LOTUS PACIFIC, INC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
SIGNATURE