Form 10-Q
period 2002-03-31
LOTUS PACIFIC INC
filed 2002-05-15
CIK 789945

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 000-24999

LOTUS PACIFIC, INC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1947160 (IRS Employer Identification No.)

18200 Von Karman Avenue, Suite 730
Irvine, California 92612
(Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (949) 475-1880

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 12, 2002, there were 64,232,125 shares of common stock outstanding.

FORM 10-Q INDEX

PART I
FINANCIAL INFORMATION

Item 1—Financial Statements:

LOTUS PACIFIC, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2002	June 30, 2001
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$28,902	$24,994
Short-term investments	6,172	4,237
Accounts receivable, net	435	12,772
Accounts receivable from related parties	7,841	14,822
Inventories, net	—	19,659
Prepaid expenses	285	897
Notes receivable from related parties	5,746	4,734
Deferred tax asset	2,515	2,742
Other	61	152

Total current assets	51,957	85,009
Property and equipment, net	1,425	3,598
Restricted cash	—	5,640
Goodwill, net	45,120	43,031
Investment in unconsolidated subsidiary	2,376	2,469
Other assets	—	211

Total assets	$100,878	$139,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$—	$3,000
Accounts payable and accrued expenses	4,765	29,571
Accounts payable to related parties	3	25,950
Income taxes payable	790	445

Total current liabilities	5,558	58,966

Noncontrolling interest in subsidiaries	11,678	18,454

Stockholders' equity:
Common stock $.001par value, 100,000,000 authorized, 64,232,125 shares issued and outstanding at March 31, 2002 and June 30, 2002	64	64
Preferred stock, Series A $.001 par value, 100,000 authorized, 4,300 shares issued and outstanding at March 31, 2002 and June 30, 2002	—	—
Additional paid-in capital	183,002	185,273
Deferred stock compensation	(1,069)	(2,720)
Treasury stock, 732,802 shares at March 31, 2002 and June 30, 2002	(7,057)	(7,057)
Accumulated deficit	(91,298)	(113,022)

Total stockholders' equity	83,642	62,538

Total liabilities and stockholders'equity	$100,878	$139,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTUS PACIFIC, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
		(Restated)		(Restated)
Revenues:
Products	$76	$12,084	$39,826	$107,069
Products—related party	11,108	37,272	40,833	147,838

Total revenues:	11,184	49,356	80,659	254,907
Cost of revenues:
Products	247	12,296	33,374	93,967
Products—related party	6,584	34,203	37,340	127,724

Total Cost of revenues	6,831	46,499	70,714	221,691

Gross profit	4,353	2,857	9,945	33,216
Operating expenses:
Selling, general and administrative	2,980	9,136	15,904	23,878
Research and development	2,725	4,226	10,565	16,507

Total operating expenses	5,705	13,362	26,469	40,385

Loss from operations	(1,352)	(10,505)	(16,524)	(7,169)
Other income (expenses):
Gain on sale of subsidiary	—	—	32,299	—
Interest income, net	198	218	554	1,072
Noncontrolling interest in (income) loss of consolidated subsidiaries	(816)	1,289	1,969	735
Equity in loss of unconsolidated Subsidiaries	(21)	(147)	(92)	(1,226)
Other	—	22	(139)	154

Income (loss) before income taxes	(1,991)	(9,123)	18,067	(6,434)
Provision (benefit) for income taxes	(1,611)	(3,415)	(3,657)	4,108

Net income (loss)	$(380)	$(5,708)	$21,724	$(10,542)

Net income (loss) per share—basic and diluted	$(0.01)	$(0.09)	$0.34	$(0.16)
Common shares outstanding—basic and diluted	64,232	64,134	64,232	64,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTUS PACIFIC, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended March 31,
	2002	2001
		(Restated)
Operating activities
Net income (loss)	$21,724	$(10,542)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of subsidiary	(32,299)	—
Equity in loss of unconsolidated subsidiaries	92	1,226
Depreciation and amortization	7,492	6,995
Amortization of deferred stock compensation	1,387	7,491
Noncontrolling interest in subsidiary	(1,969)	(735)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,148)	(19,046)
Accounts receivable from related parties	7,017	(5,202)
Inventory, net	9,856	(15,284)
Prepaid expenses	(56)	547
Other current assets	92	89
Restricted cash	—	300
Other assets	(120)	659
Deferred tax asset	227	(1,313)
Accounts payable and accrued expenses	4,730	9,325
Accounts payable to related parties	(25,947)	9,741
Income taxes payable	773	(1,305)

Net cash used by operating activities	(8,149)	(17,054)

Investing activities
Purchases of property and equipment	(417)	(2,462)
Proceeds from sale of subsidiary, net of cash sold	8,233	—
Proceeds from sale of short term investments	27,295	(4,000)
Purchases of short term investments	(23,740)	—
Proceeds from repayment of notes receivable from related parties	1,180	—
Proceeds from sale of subsidiary preferred stock	—	13,258

Net cash provided by investing activities	12,551	6,796

Financing activities
Proceeds from loans receivable	—	7,126
Proceeds from line of credit	—	1,722
Payments on line of credit	(500)	—
Exercise of stock options	6	—
Repayments of notes payable	—	(737)

Net cash (used) provided by financing activities	(494)	8,111

Net increase (decrease) in cash and cash equivalents	3,908	(2,147)
Cash and cash equivalents at beginning of period	24,994	27,942

Cash and cash equivalents at end of period	$28,902	$25,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LOTUS PACIFIC, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Lotus Pacific, Inc. (Lotus or Company) in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures in these financial statements are adequate and not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

        In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows.

        Current and future financial statements may not be directly comparable to the Company's historical financial statements. The results of operations for the three and nine months ended March 31, 2002, are not necessarily indicative of the results of operations, which may be reported for any other interim period or for the fiscal year ending June 30, 2002.

        Effective December 11, 2001, Acumen Technology, Inc. (Acumen), a Delaware corporation and wholly owned subsidiary of the Company, merged into Lotus. As a result of the merger, the Company assumed all the rights and obligations of Acumen and acquired the assets of Acumen, which include, without limitation, shares of stock of Correlant Communications, Inc. (Correlant) and Arescom, Inc. (Arescom).

        Effective December 18, 2001 Lotus sold, to an unrelated party, a major portion of its investment in and cash advances to Arescom for $10,000,000 in cash, a promissory note for $2,192,000 and 11,048 shares of subordinated preferred stock of Arescom. The sale represented approximately 70.0% of the outstanding shares of Arescom. Lotus retains 4,000,000 shares of common stock of Arescom, representing approximately 11.0% of the outstanding shares of Arescom with the balance owned by outside investors.

        The accompanying financial statements include the accounts of Lotus, its 66.5% owned subsidiary Correlant and its 90.5% owned subsidiary Lotus World, Inc. (Lotus World). Until December 18, 2001, Lotus owned 81% of Arescom, at which time a major portion of the investment was sold. Subsequent to December 18, 2001, Lotus owns approximately 11.0% of the outstanding shares of Arescom and the investment is accounted for under the cost method. Arescom's accounts, results of operations and cash flows are included in the accompanying financial statements through December 18, 2001 and are excluded from the accompanying financial statements after December 18, 2001.

Reclassifications and Adjustments

        Certain prior period amounts have been reclassified to conform to the current period presentation.

        When Correlant was acquired, the noncontrolling interest related to existing preferred stock and goodwill was not recorded by Lotus. During the quarter ended December 31, 2001, the noncontrolling interest and corresponding goodwill related to this preferred stock was recorded in the amount of $8,450,000. For the three and nine months ended March 31, 2002 amortization expenses of $1,000,000 and $2,000,000, respectively, were included in selling, general and administrative expense in conjunction with recording this goodwill.

Restatement of Prior Periods

        In connection with the preparation of the quarterly financial statements, the Company discovered that the financial statements for the years ended June 30, 2001 and 2000 had not accounted for certain stock options properly. The Company's subsidiary Arescom recorded compensation expense related to stock options prior to the achievement of certain performance criteria. Arescom's financial statements were subsequently restated to remove this compensation expense incorrectly recorded. The Company is in the process of restating and resubmitting to the SEC all related annual and quarterly financial statements. The financial statements included herein reflect restated financial statements for all previous periods. As of June 30, 2001, Additional paid-in capital was restated from $200,775,000 to $185,273,000; Deferred stock compensation from $(8,523,000) to $(2,720,000); and Accumulated deficit from ($122,721,000) to $(113,022,000). For the three and nine months ended March 31, 2001, Selling, general and administrative expenses were restated from $10,962,000 to $9,136,000, and from $28,316,000 to $23,878,000, respectively.

Sale of Subsidiary

        Effective December 18, 2001 Lotus sold, to an unrelated party, a major portion of its investment in and cash advances to Arescom for $10,000,000 in cash, a promissory note for $2,192,000 and 11,048 shares of subordinated preferred stock of Arescom. The subsidiary was in the business of designing, developing and marketing a full line of Digital Subscriber Line (DSL)-based broadband access and networking devices that address the needs of DSL providers, systems integrators and users. In connection with this sale, the Company recognized a gain of $32,299,000. The gain, which is primarily a result of recaptured consolidated losses from Arescom, has no related tax liability. The Company accounts for its remaining investment in Arescom under the cost method. During fiscal year 2001, management identified impairment losses associated with its investment in Arescom. As a result, the remaining investment in Arescom has no associated value.

Change in Business Model

        Prior to January 31, 2002, Correlant sold completed cable modems and in certain instances, the Media Access Controller (MAC) bundled with Correlant's cable modem software, which are both key components of the completed cable modem. Correlant developed and owns the proprietary technology and software used in the completed cable modem. Effective January 31, 2002 Correlant changed its business model whereby they will only sell the completed cable modem in certain circumstances. Instead of focusing on selling the completed cable modem, Correlant is concentrating efforts toward selling only the MAC bundled with the cable modem software. Although this new business model has no impact on the gross profit dollars realized, it has, and will continue to, dramatically decrease revenues, cost of revenues, inventory, accounts receivable and accounts payable.

Restricted Cash

        During fiscal year 2000, Correlant entered into a security agreement with a bank, whereby Correlant agreed to pledge cash of $5,500,000 in connection with the collateralization of a line of credit. This cash was included in the consolidated balance sheet as restricted cash. As of March 31, 2002, the line of credit was cancelled, the related restrictions were lifted and the pledged cash was reclassified to short-term investments.

Basic and Diluted Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three and nine months ended March 31, 2002 and 2001, employee stock options, warrants and convertible securities were not considered in calculating basic and diluted net income (loss) per common share as their effect would be anti-dilutive. As a result, for all periods presented, the Company's basic and diluted net income (loss) per share are the same.

Recent Accounting Pronouncements

        In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives.

        Although early adoption is allowed, the Company did not adopt SFAS 142 during the quarter ended September 30, 2001. Therefore, the Company's condensed consolidated financial statements for the three and nine months ended March 31, 2002 and 2001 reflect goodwill amortization using the straight-line basis over an estimated 10-year life. The Company will adopt the new standard for the fiscal year beginning July 1, 2002. The impact of adopting SFAS 142 on the results of operations and financial position of the Company has not yet been determined. Goodwill will continue to be evaluated under SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (SFAS 121).

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

Overview

        We create, manage, and operate communications and network technology companies and serve as a holding company of two subsidiaries, Correlant Communications, Inc. (Correlant) and Lotus World, Inc. (Lotus World). We own 66.5% of Correlant and 90.5% of Lotus World. During the three and nine months ended March 31, 2002 and March 21, 2001, Lotus World's results of operations were not material to our results of operations. Until December 18, 2001, we owned 81% of Arescom, Inc. (Arescom), at which time we sold a major portion of our investment in Arescom. Subsequent to December 18, 2001, we own approximately 11.0% of the outstanding shares of Arescom and account for the investment under the cost method. Arescom's accounts, results of operations and cash flows are included in our financial statements through December 18, 2001 and are excluded from our financial statements after December 18, 2001.

        We provide solutions for the communications and network technology markets and engage in the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and networking devices. Subsequent to the sale of our controlling interest in Arescom, we no longer compete in the Digital Subscriber Lines (DSL) equipment market.

        Prior to January 31, 2002, Correlant sold Data Over Cable Service Interface Specification (DOCSIS) certified cable modems and in certain instances, the Media Access Controller bundled with Correlant's cable modem software (MAC+software), which are both key components of the completed cable modem. Correlant developed and owns the proprietary software used in the cable modem. Effective January 31, 2002 Correlant changed its business model whereby they only sell the completed cable modem in certain circumstances. Instead of focusing on selling the completed cable modem, Correlant is concentrating efforts toward selling only the MAC+software. The new business model is a result of Correlant's attempt to increase gross profit percentage, streamline business operations and reduce operating expenses. This change had, and will continue to have, the following impacts to our results of operations, cash flows and financial position:

  •
  Decreased revenues, cost of revenues, inventory, accounts receivable and accounts payable. Because the sales price and the related cost of the MAC+software are substantially lower than the completed cable modems, our revenues, cost of revenues, inventory, accounts receivable and accounts payable all decrease.

  •
  Unchanged gross profit dollars. Previous to the change in Correlant's business model, all the profit realized from selling the completed cable modem was attributable to the MAC+software. Therefore on a per unit basis, gross profit dollars remain unchanged.

  •
  Increased gross profit percentage. Because gross profit dollars remain unchanged while the sales price decreases, gross profit percentage increases.

  •
  Slightly decreased selling, general and administrative expense. As a result of the change in business model, Correlant closed its Taiwan branch.

        The change in Correlant's business model and the sale of Arescom resulted in a material impact to our results of operations and cash flows for the three months ended March 31, 2002 and to a lesser extent the nine months ended March 31, 2002. Accordingly, we believe current and future financial statements may not be directly comparable to our historical financial statements.

        During the first half of calendar year 2000, cable modem manufacturers experienced shortages and long lead times for component materials such as flash memory and capacitors. Due to these shortages, the production of cable modems was constrained and our customers placed substantial orders for our cable modems. We believe cable operators also overbought in the second half of calendar year 2000 to ensure they had sufficient product to meet subscriber demand. As a result, we believe there was an inflated demand for cable modems for the first six months of fiscal year 2001. Starting in January 2001, our customer orders began dropping sharply resulting in lower demand as end customers started to work through their inventory levels. This lower demand continued through December 31, 2001. During the three months ended March 31, 2002 we began to see demand increase as a result of Correlant's commercial shipment of its next generation cable modem.

        The extremely competitive nature of the market for broadband access systems has resulted in significant price erosion over time. We experienced downward pressure on our completed cable modem average selling price per unit. This downward pressure on the completed cable modem selling price places downward pressure on cable modem components, including the MAC+software. Therefore, Correlant expects to experience continued price erosion under its new business model. We are continuing to work with our contract manufacturer to decrease the cost of manufacturing our products in order to offset the decline in average selling price and gross margin pressure on DOCSIS certified cable modems.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

        We believe the following, among others, to be critical accounting policies. That is, they are both important to the portrayal of our financial condition and results of operations, and they require critical management judgments and estimates about matters that are inherently uncertain. Although we believe our judgments and estimates are appropriate and correct, actual future results may differ from our estimates.

  •
  Revenue recognition. We recognize revenue upon passage of title of our product in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. We do not provide a product warranty. The warranty liability for defective cable modems is the responsibility of our third-party manufacturer.

  •
  Bad debt reserves. We evaluate our trade receivables based upon a combination of factors. When we become aware of a customer's inability to pay, such as in the case of bankruptcy or decline in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to an amount we believe is collectible. We also record bad debt reserves for customers based upon other factors including the length of time the receivables are past due and historical experience. If future payments by our customers differ from our estimates, we may need to increase or decrease our allowance for doubtful accounts, which will affect our results of operations.

  •
  Related party transactions. We have significant related party transactions and agreements; many of which are complex. We believe that such transactions have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different.

  •
  Inventories. Inventories consist primarily of integrated circuits and other components to be used in the manufacture of cable modems and, until the sale of Arescom, DSL equipment. Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Due to the aforementioned change in Correlant's business model and the timing of Correlant's product life cycle, the inventory is fully reserved at March 31, 2002. If future demand and actual market conditions are more or less favorable than those projected by Correlant, Correlant may need to increase or decrease its reserves for excess and obsolete inventories, which will impact our results of operations.

  •
  Investments. Our investments consist primarily of debt securities. Investments are stated at fair value based on quoted market prices obtained from an independent banker. Investments are classified as available-for-sale based on management's intended use. As of March 31, 2002 the cost of our investments approximated fair value. Currently we do not have any equity investments in publicly traded companies. However, we do hold noncontrolling interests in private companies with no active market, which require fair values to be estimated. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future.

  •
  Valuation of goodwill. We actively pursued the acquisition of businesses, which resulted in significant goodwill. We assess the impairment of goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors which trigger a goodwill impairment review include, but are not limited to, the following: (1) significant negative industry or economic trends; (2) current, historical or projected losses that indicate continuing losses; and (3) a significant decline in our market capitalization relative to net book value. When we determine there is an indicator the carrying value of the goodwill may not be recoverable, we measure impairment based on estimates of future cash flow. These estimates include assumptions about future conditions within the Company as well as the entire industry.

  •
  Income taxes. We recorded a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized in the future. We considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. If we determine that we will not realize all or part of our net deferred tax assets in the future, we will make an adjustment to the deferred tax assets, which will increase income tax expense in the period of such determination.

Results of Operations

        The following table summarizes certain aspects of our results of operations for the three and nine months ended March 31, 2002 compared to the three and nine months ended March 31, 2001 (in millions). Certain amounts for the three and nine months ended March 31, 2001 have been restated as discussed in "PART II Item 5—Other Information."

	Three Months Ended March 31,			Nine Months Ended March 31,
	2002	2001	Change %	2002	2001	Change %
Revenues	$11.2	$49.4	(77)%	$80.7	$254.9	(68)%
Gross profit	4.4	2.9	52%	9.9	33.2	(70)%
As a percentage of revenues	39%	6%		12%	13%
Selling, general and administrative	3.0	9.1	(67)%	15.9	23.9	(33)%
Research and development	2.7	4.2	(36)%	10.6	16.5	(36)%
Gain on sale of subsidiary	—	—	NA	32.3	—	NA
Net income (loss)	(0.4)	(5.7)	(93)%	21.7	(10.5)	307%

Revenues

        The decrease in overall revenues for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, was primarily attributable to the following factors:

  •
  The sale of our controlling interest in our subsidiary Arescom which accounted for revenues of $6.2 million during the three months ended March 31, 2001; and

  •
  The aforementioned change in Correlant's business model.

        Although the overall revenue deceased during the three months ended March 31, 2002, the actual number of units sold by Correlant increased 24% as compared to the three months ended March 31, 2001.

        The decrease in overall revenues for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001, was primarily attributable to the following factors:

  •
  The sale of our controlling interest in our subsidiary Arescom which accounted for revenues of $32.0 million during the nine months ended March 31, 2001;

  •
  Unit sales of DOCSIS cable modems sold by Correlant decreased 47%;

  •
  An industry-wide downturn in broadband equipment purchase as cable operators, and in turn our customers, worked through their excess inventory; and

  •
  Average sales price of our DOCSIS cable modems sold by Correlant declined due to heavy price competition.

        Revenues generated by international sales as a percentage of total revenues increased to 99% from 75% during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The large increase is due to the sale of Arescom, which historically reported more domestic revenues as a percentage of total revenue than Correlant. Additionally, revenues generated by international sales as a percentage of total revenues increased slightly to 59% from 55% during the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001. In the near term, we anticipate the majority of our revenues to be generated from international sales, primarily to Asia Pacific.

        Due to the significant economic slowdown in our industry, both domestic and international, we experienced a slowdown in customer orders. Although, we saw customer orders increase during the three months ended March 31, 2002, we anticipate that revenues will continue to be negatively impacted by the current economic slowdown and will decrease as a result of the sale of the controlling interest in Arescom. In addition, we anticipate the average sales price of cable modems will continue to decline in the near term, which will in turn place price pressure on the cable modem components.

Gross Profit

        The increase in gross profit dollars and gross profit percentage for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was due to the following:

  •
  The sale of our controlling interest in our subsidiary Arescom which experienced negative gross margin during the three months ended March 31, 2001 resulting from a write down of component inventories to market value;

  •
  Approximately $2.0 million of Correlant's excess and obsolete inventory was sold. As the inventory had been written off in previous quarters, there was no associated cost.

  •
  A higher proportion of overall revenues generated from the sale of Correlant's MAC+software, which bears a higher gross margin percentage than cable modems.

        Excluding the non-recurring effect of the $2.0 million sale of excess and obsolete inventory, the gross margin for the three months ending March 31, 2002 was 26%.

        The reduction in gross profit dollars for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001 was due to reduced revenue from declining unit sales, severe price competition and to a lesser extent, the sale of our controlling interest in our subsidiary Arescom. The gross margin percentage remained fairly constant due to the change in revenue mix and related cost structure of the products sold.

        Although we expect the gross margin percentage to increase with Correlant's new business model, we anticipate continued pressure on the selling price of the completed cable modem, which will in turn place price pressure on our MAC+software. We are taking steps to counter the impact of this price erosion by continuing to implement cost reduction efforts in the manufacture of our products and by introducing new, lower cost technology driven products to the market.

Operating Expenses

        Selling, general and administrative (SG&A). SG&A expenses consist primarily of personnel costs, including amortization of deferred stock compensation for our administrative and support personnel, goodwill amortization, allowance for doubtful accounts, and legal and accounting fees. The decreases in SG&A expenses for both the three and nine months ended March 31, 2002 were due to the following factors:

  •
  The sale of our controlling interest in our subsidiary Arescom, which contributed $2.3 and $5.9 million SG&A expense during the three and nine months ended March 31, 2001;

  •
  The $0.7 and $2.1 million decreased amortization of goodwill associated with the purchase of Arescom during the three and nine months ended March 31, 2002. This goodwill was considered impaired at June 30, 2001 and was fully written off.

  •
  Decrease in amortization of deferred stock compensation as a result of accounting for stock options under the accelerated provisions allowed by Financial Accounting Standards Board (FASB) Interpretation (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25.

  •
  Closure of Correlant's Taiwan branch office.

        Additionally, the three months ended March 31, 2002 included a $0.8 million recovery of bad debt, as the previously written off receivable was collected. The receivable was written off during the quarter ended September 30, 2001 so the write off and recovery had no impact on the nine months ended March 31, 2002.

        In the near term, we believe SG&A expenditures may decrease slightly from their current levels due to the closure of Correlant's Taiwan branch and the continual decrease of Correlant's amortization of deferred stock compensation.

        Research and development (R&D). R&D expenses consist primarily of personnel costs, including amortization of deferred stock compensation of employees engaged in research, design and development activities and, to a lesser extent, design prototype material expenditures and equipment and supplies required to develop new products and enhance existing products. The decrease in R&D expense for both the three and nine months ended March 31, 2002 was primarily attributable to the following factors:

  •
  The sale of our controlling interest in our subsidiary Arescom, which contributed $1.2 and $3.5 million R&D expense during the three and nine months ended March 31, 2001; and

  •
  Decrease in amortization of deferred stock compensation to $0.3 and $1.1 million in the three and nine months ended March 31, 2002 from $0.7 and $5.1 million during the three and nine months ended March 31, 2001.

        The decrease was partially offset by the following factors:

  •
  Growth of our research and development staff and consultants to support the commercial development of current and future products;

  •
  Increased fees related to the DOCSIS cable modem certification process; and

  •
  Investment in expensed design tools for the development of new products and the enhancement of existing products.

        We continue to invest in the future by funding research and development projects. Excluding the impact of the sale of Arescom and amortization of deferred compensation, we believe research and development expenditures will increase in the future as a result of new and existing product developments. All of our R&D costs have been expensed as incurred.

Gain on Sale of Subsidiary

        Effective December 18, 2001 we sold, to an unrelated party, a major portion of our investment in and cash advances to Arescom for $10.0 million in cash, a promissory note for $2.2 million and 11,048 shares of subordinated preferred stock of Arescom. The subsidiary was in the business of designing, developing and marketing a full line of DSL-based broadband access and networking devices that address the needs of DSL providers, systems integrators and users. In connection with this sale, we recognized a one-time gain of $32.3 million. The gain, which is primarily a result of recaptured consolidated losses from Arescom, has no related tax liability. We account for our remaining investment in Arescom under the cost method and will no longer include Arescom's results of operations with our results of operations. During the six months ended December 31, 2001, Arescom realized operating losses of approximately $40,000.

Liquidity and Capital Resources

        The following table summarizes our cash flows for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 (in millions):

	March 31, 2002	March 31, 2001
Cash and cash equivalents	$28.9	$25.8
Short-term investments	6.2	—
Net cash used by operating activities	(8.1)	(17.1)
Net cash provided by investing activities	12.6	6.8
Net cash (used) provided by financing activities	(0.5)	8.1

        As of March 31, 2002, our principal source of liquidity included cash and cash equivalents and short-term investments of $35.1 million. The net cash used in operating activities during the nine months ended March 31, 2002 was primarily to fund the operating loss for the nine months ended March 31, 2002 and to pay vendors according to current payment terms, partially offset by a decrease in inventory and collection on accounts receivable from related parties. We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, the timing of product shipments, accounts receivable collections, inventory management and the timing of vendor payments.

        For the nine months ended March 31, 2002, our principal investing activities included: (1) selling a controlling portion of interest in our subsidiary Arescom; (2) net sales of short-term investments; and (3) repayment of notes receivable from a related party. Cash provided by investing activities was partially offset by capital expenditures to accommodate our expanding research and development technology infrastructure.

        Financing activities for the nine months ended March 31, 2002 consisted almost entirely of our subsidiary Arescom paying down its line of credit. Although Correlant entered into a $5.0 million line of credit agreement during fiscal 2001, the funds were never needed. Accordingly, the line of credit was cancelled as of March 31, 2002.

        The following table summarizes our contractual obligations at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Total	Less Than One Year	Greater Than One Year
Operating lease obligations	$1.9	$0.5	$1.4
Capital lease obligations	—	—	—
Inventory purchase obligations	—	—	—

Total contractual cash obligations	$1.9	$0.5	$1.4

        Substantially all our operating lease obligations are building leases. Correlant's building lease ends June 30, 2002 and a new lease is currently being negotiated. Although an agreement has not been finalized, management's intentions are to enter into the lease. Therefore, the amounts set forth above include Correlant's anticipated obligation.

        At March 31, 2002, we had working capital of $46.4 million, compared to $26.0 million at June 30, 2001. The increase in working capital was primarily due to the sale of our controlling interest in Arescom and the cancellation of Correlant's line of credit, which required $5.5 million of restricted cash.

        We believe our working capital, together with funds that may be generated from operations, will be sufficient to meet working capital requirements for the next 12 months. In addition, there are no transactions, arrangements or other relationships with unconsolidated entities, or other persons that are reasonably likely to materially affect liquidity or the availability of, or requirements for, capital resources.

Certain Factors That May Affect Future Results

        Forward Looking Statements.    Certain statements in this Quarterly Report are forward looking within the meaning of Section 27A of the Securities and Exchange Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including, without limitation, statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof), that are not statements of historical fact should be construed as forward looking statements. All statements that address operating performance, events or developments that our management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. These forward-looking statements are based on our management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in our management's forward-looking statements including the factors listed at pages 16-20. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things. Because of these and other factors that may affect our operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

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

        We derive most of our revenues from a limited number of customers.    During the three months ended March 31, 2002, substantially all our revenues were derived from two customers. If our major customers cease to purchase products from us, our revenues will decline significantly. We expect this customer concentration to continue for the foreseeable future. We have limited agreements with our customers obligating them to purchase quantities of our products in the near term. Accordingly, our customers may cease purchasing our products on short notice without penalty.

        Our quarterly and annual operating results may fluctuate significantly.    Our operating results are likely to fluctuate significantly in the future on a quarterly and on an annual basis due to a number of factors, many of which are outside our control. Our operating results may not meet the expectations of our investors and shareholders. Factors that could cause our operating results to fluctuate include:

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

        Our dependence on one strategic manufacturer may affect our ability to fulfill orders and cost effectively produce our cable modem products. Our operating subsidiary, Correlant Communications, currently relies on one manufacturer for substantially all of its manufacturing requirements. If the manufacturer were unable or unwilling to continue manufacturing our products in required volumes, we will have to find alternative sources to manufacture our products. During this time, we would be unable to fulfill orders, which could significantly harm our competitive position and results of operations.

Although we do not presently anticipate a disruption in this source of supply, it is possible that alternative manufacturers would not be available to us when needed, or would be unable to satisfy our volume production or quality requirements at acceptable prices or on a timely basis. Moreover, because Correlant works closely with our manufacturer to ensure cost-effective production of our cable modem products, the loss could impair our ability to produce our products. In addition, we are subject to other risks due to our dependence on a single third-party manufacturer, including:

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

        Our near term operating results are dependent on the sale of one product.    Subsequent to the sale of controlling interest in Arescom, we derive substantially all our revenues from the sale of our cable modem products and expect this to continue for the foreseeable future. If our customers stop purchasing our cable modem components or if there is any unexpected change in revenues from the sales of cable modems, we do not currently have other products to offset the negative impact on our operating results. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market, and achieve market acceptance of our products, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

        Our business is subject to risks from geographic segments.    Revenues generated by international sales as a percentage of total revenues increased to 99% from 75% during the three months ended March 31, 2002. In the near term, we anticipate the majority of our revenues to be generated from international sales, primarily to Asia Pacific. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; regulatory, political, or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; service provider and government spending patterns; and natural disasters. Any or all of these factors could have a material adverse impact on our future international business.

        Our business depends on the continued growth of the Internet and networking market and internet-based systems. A substantial portion of our business and revenue depends on the continued growth of the Internet and on the deployment of our products by customers that depend on the growth of the Internet. As a result of the economic slowdown and the reduction in capital spending, spending on Internet infrastructure has declined, which has had a material adverse effect on our business. To the extent that the current economic slowdown and reduction in capital spending continue to adversely affect spending on Internet and networking infrastructure, we could continue to experience material adverse effects on our business, operating results, and financial condition. To the extent that there are performance problems with Internet communications in the future, this could result in a high degree of publicity and visibility and we may be materially adversely affected, regardless of whether or not these problems are due to the performance of our products.

        Sales to the service provider market are subject to variation.    Sales to the service provider market have been characterized by large and often sporadic purchases. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding, and the extent that service providers are affected by regulatory, economic, and business conditions in the country of operations. Continued declines or delays in sales orders from this industry could have a material adverse effect on our business, operating results, and financial condition. The slowdown in the general economy, over-capacity, changes in the service provider market, and the constraints on capital availability have had a material adverse effect on many of our service provider customers, with a number of such customers going out of business or substantially reducing their expansion plans. These conditions have had a material adverse effect on our business and operating results, and we expect that these conditions may continue for the foreseeable future.

        We hold no patents on our technology.    We do not have and do not intend to apply for patents on our products. Correlant developed and owns the proprietary software used in its cable modem products. We rely on trade secrets to protect our intellectual property. Management believes that the patent application process in many countries in which we sell and intend to sell products would be time-consuming and expensive and any patent protection may be out of date by the time the patent is granted. In addition, the departure of any of our management or significant technical personnel, the breach of their confidentiality and non-disclosure obligations, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations. We believe our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. While we believe that we have adequately protected our proprietary technology, and we will take all appropriate and reasonable legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations. Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our proprietary technology, and our proprietary technology may otherwise become known or be independently developed by competitors. Competitors' products may add features, increase performance or sell at lower prices. We cannot predict whether our products will continue to compete successfully with such existing rival architectures or whether new architectures will establish or gain market acceptance or provide increased competition with our products.

        We may not be able to produce sufficient quantities of our products as we obtain components from, and depend on, a limited number of key suppliers.All of our cable modem products contain one or more components that are available from a single supply source and other components that are available from limited sources. We depend on these sources to meet our production requirements. We do not have any long term supply contracts. Although we do not presently anticipate a disruption in this source of supply, if it is necessary for us to obtain these key components from an alternative supplier, it could take six months or longer before we would begin receiving adequate supplies, and during this time we would be unable to satisfy our customers' demands. In such event, prolonged delays could result in the cancellation of orders and the loss of customers.

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

        We face risks associated with changes in telecommunications regulations.    Changes in domestic and international telecommunications requirements could affect the sales of our products. It is possible that there may be changes in domestic telecommunications regulation in the future that could slow the expansion of the service providers' network infrastructure and materially adversely affect our business, operating results, and financial condition. Additionally, in the United States, our products must comply with various Federal Communications Commission requirements and regulations. In countries outside of the United States, our products must meet various requirements of local telecommunications authorities. Changes in tariffs or failure by us to obtain timely approval of products could have a material adverse effect on our business, operating results, and financial condition.

        Because of these and other factors affecting our operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 3—Quantitative and Qualitative Disclosures About Market Risk:

        Interest Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default risk, market risk, and reinvestment risk. We minimize our risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only corporate debt securities and municipal bonds.

        Foreign Currency Risk.    Until January 31, 2002 a large portion of our business was transacted in Taiwan. However, the functional currency of our Taiwan branch was the U.S. dollar. Only a small number of transactions were denominated in the Taiwan dollar and exposed to foreign currency exchange rate risk. Subsequent to January 31, 2002, as part of the change in Correlant's business model, we closed our Taiwan branch and all transactions are now denominated in the U.S. dollar. Therefore, we do not have any hedging or similar foreign currency contracts. To date, we have not experienced any material foreign currency exchange rate gains or losses associated with transactions denominated in the Taiwan dollar and do not expect any significant changes in foreign currency exposure in the near future.

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

Item 6—Exhibits and Reports on Form 8-K:

  (a)
  Exhibits

        None.

  (b)
  Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated March 26, 2002 to report under Item 4 a change in independent accountants and under Item 5 the resignation of certain Directors, the appointment of a new Director and the change in location of the Company's principal executive offices.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOTUS PACIFIC, INC (Registrant)
Date: May 15, 2002	/s/ Yong Yan Yong Yan President, CEO, CFO and Secretary (Principal Executive and Accounting Officer)

QuickLinks

FORM 10-Q INDEX
PART I FINANCIAL INFORMATION
  Item 1—Financial Statements
LOTUS PACIFIC, INC CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
LOTUS PACIFIC, INC CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share amounts)
LOTUS PACIFIC, INC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
LOTUS PACIFIC, INC NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  PART II OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURE