Form 10-K
period 2002-06-30
LOTUS PACIFIC INC
filed 2004-04-16
CIK 789945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-24999

LOTUS PACIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware

52-1947160
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

2402 Michelson Drive, Suite 220, Irvine, CA 92612

(Address of principal executive offices, Zip code)

Registrant’s telephone number, including area code: 949-475-1880

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.

(1)  Yes  ☐  No  ☒  (2)  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Registrant S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $293,633 (computed using the adjusted closing sales price of $0.01 per share of Common Stock on March 31, 2004 as reported by the Pink Sheets).  Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 31, 2004 was 50,970,016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business

Explanatory Note - Restatement of Prior Financial Information and Delays in Reporting

This Annual Report on Form 10-K for Lotus Pacific, Inc. (the “Company” or “Lotus Pacific”) for the fiscal year ended June 30, 2002 is being filed after the required due date as a result of restatement of financial information for prior periods as set forth in more detail throughout this report.

As previously reported, on June 29, 2001, a majority of the Company’s stockholders, led by T.C.L. Industries Holdings (H.K.) Limited (“TCL”), were successful in a hostile consent solicitation to gain control of the Company and to replace prior management of the Company.  On June 29, 2001, new directors and officers were appointed and the then existing directors and officers were immediately removed from office.

Following the replacement of prior management, the new management began an extensive review of various transactions undertaken by and involving old management prior to June 29, 2001.  Due to the preliminary results, the Company dismissed its then existing independent accountants and replaced such firm with new independent accountants.  On March 25, 2002, the new independent accountants were engaged to audit fiscal 2002.  As previously reported, during its preliminary investigation, new management of the Company identified various transactions involving Regent Electronics Corporation (“Regent”), a former subsidiary of Lotus Pacific, and other transactions undertaken by prior management which impacted reported financial and operating results with respect to its consolidated financial statements for fiscal 2001, 2000 and 1999 and ultimately concluded that a reaudit of the financial statements for fiscal 2001, 2000 and 1999 was required.  On July 24, 2002, the Company engaged its new independent accountants, to perform such reaudit and the Company concluded that it must restate these prior periods. As previously reported, new management concluded such restatements would include adjustments, among others, to the Company’s previously reported revenues, cost of sales, net loss, earnings per share and related party transactions.

The financial results presented in this Annual Report reflect the impact of the adjustments and reclassifications being made in the restatement of the Company’s financial results.  Specifically, this Annual Report for fiscal 2002 restates the Company’s consolidated financial statements for fiscal 2001, 2000 and 1999 to reclassify or restate certain revenues and expenses, and to restate certain other transactions and make certain other adjustments, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 8. Restated Financial Statements and Supplementary Data Note 2 – Restatement of Previously Issued Financial Statements and Delays in Reporting.”

Explanatory Note - Events Resulting in Reclassification

In December 2001, under the leadership of new management, the Company sold a major portion of its investment in and cash advances to one of its subsidiaries, Arescom, Inc (“Arescom”).  In addition to the restatement of prior financial information discussed above, this sale required the reclassification of all periods to present Arescom as discontinued operations. Details of the transaction resulting in the discontinued operations are provided at “Item 8. Restated Financial Statements and Supplementary Data Note 2 – Restatement of Previously Issued Financial Statements and Delays in Reporting” and “Other Business Developments and Subsidiary Activity During Fiscal 2002.”

Explanatory Note – Update Subsequent to Fiscal 2002

Because this report relates to fiscal 2002, except as otherwise noted herein, this report speaks as of June 30, 2002. The Company has not updated the disclosures in this report to speak as of a later date, except as specifically referenced in the following sections:

•	Item 1. Business;
•	Item 2. Properties;
•	Item 3. Legal Proceedings;
•	Item 5. Market for Registrant’s common equity and related stockholder matters;
•	Item 8. Restated Financial Statements and Supplementary Data Note 1 – Business and Background and Note 21 – Subsequent Events.

•	Item 10: Directors and Executive Officers of the Registrant;
•	Item 12. Security Ownership of Certain Beneficial Owners and Management;
•	Item 13. Certain Relationships and Related Transactions;
•	Item 14. Principal Accounting Fees and Services; and
•	Item 15. Exhibits

Accordingly, the disclosure in this report does not contain complete and updated information regarding the Company and its operations as of the date of filing this report.  All such information contained in this report therefore is subject to updating and supplementing to be provided by the Company in its reports to be filed with the SEC for periods subsequent to fiscal 2002.  The Company is working to complete such reports for subsequent periods and will file them as soon as they are available.

Explanatory Note – Disclaimer of Audit Opinion

The Company’s independent accountants were unable to audit the financial statements of Arescom, a significant subsidiary, during the years ended June 30, 2001, 2000, and 1999, as the subsidiary would not provide the necessary information to allow the independent accountants to complete the audits.  Due to Arescom’s lack of cooperation, the Company’s independent accountants were unable to attain satisfaction about Arescom’s account balances by means of other auditing procedures.  As a result, the Company’s independent accountants did not express an opinion on the consolidated financial statements for the years June 30, 2001, 2000, and 1999.

Company Overview

Unless otherwise noted, references to “Lotus Pacific,” the “Company,” “we,” “our” or “us” mean Lotus Pacific, Inc., and its subsidiaries.

The Company was incorporated in Delaware on June 25, 1985.  Under prior management, the Company was significantly restructured and changed its name to Lotus Pacific, Inc. in September 1994.  Lotus Pacific is a holding company that conducts its business through its subsidiaries. The Company develops, manages, and operates emerging communications and consumer electronics companies, focusing on developing next generation consumer electronics and communication products. The Company provides its subsidiaries with capital and strategic and infrastructure services.

Business Developments and Subsidiary Activity Prior to Fiscal 2002

In April 1997, the Company formed Richtime Far East Ltd. (“Richtime”), a garment import and export business in Hong Kong.  Richtime received customer orders from Europe and North America, and contracted the orders to garment manufacturers mainly in Nanjing, Jiangsu, China.  It then shipped the products overseas. In March 1998, the Company set up a new subsidiary LPF International (“LPF”) to expand the apparel business in the United States and transferred all equity interest in Richtime into LPF.  On September 30, 1998 the Company sold LPF and Richtime.

In April and May 1997, the Company acquired 70% of the common stock of Regent.  In June 1997, Regent acquired Amiga-based, multimedia technology related assets and rights from Rightiming Electronics Corporation (“Rightiming”). On June 26, 2001, the Company spun-off Regent to Regent’s management.

In February 1999, the Company acquired 100% of the outstanding shares of Professional Market Brokerage, Inc. (“PMB”), a Chicago-based financial trading firm that provided online trading services, and 100% of the outstanding shares of US Securities & Futures Corp. (“USSF”), a full service brokerage firm in New York, NY.  In June 1999, the Company created USS Online, Inc. (“USS Online”), a wholly-owned subsidiary, and transferred all of its ownership interests in each of USSF and PMB to USS Online to run those two financial service subsidiaries. In February 2000, the Company sold 72% of its ownership in USS Online.

In March 1999, the Company acquired 95% of the issued and outstanding common shares of Correlant Communications, Inc. (formerly TurboNet Communications, Inc.) (“Correlant”), representing an 81% ownership interest in Correlant.  Based in San Diego, California, Correlant designed, developed and marketed telecommunications products to cable operators, network service providers, and communications network users in the United States and Asian countries.

In March 1999, the Company acquired 77% of the issued and outstanding common shares of Arescom.  Based in

Fremont, California, Arescom designed, manufactured and marketed a broad range of high quality remote access products, such as routers and remote managing software, and other inter-networking equipment for Internet Service Providers (“ISP”), resellers, and system integrators in the North America market.  In December 2001, the Company sold approximately 92% of its investment in Arescom, representing 65% of the outstanding securities of Arescom to an unrelated third party.

At the time Correlant and Arescom were acquired, Lotus Pacific’s strategy for growth was to increase its product line and customer base through the acquisition of businesses which provided Internet-related products and services and complemented Lotus Pacific’s existing Internet technology and resources.

On April 22, 1999, the Company organized Lotus World, Inc. (“Lotus World”) to offer Auction Live, an online auction service, to international clients.  The wholly-owned subsidiary was incorporated in Delaware in April 1999, and was a private-label Asian language e-commerce service provider, targeting business-to-business and business-to-customer markets, portals and ISP companies.  Due to the negative response in general to e-commerce, the operations of Lotus World were suspended by prior management in 2001.

On November 13, 2000, the Company established a wholly-owned subsidiary, Acumen Technology, Inc. (“Acumen”), incorporated in Delaware.  In December 2000, the Company transferred all of the capital stock it held in Correlant and Arescom to Acumen. Other than its holdings of the Correlant and Arescom stock, Acumen had no material independent operations.  In December 2001, Acumen was merged into Lotus Pacific and all the assets and liabilities of Acumen were assumed by the Company.

In June 2001, Acumen formed Lotus Pacific Communications Technology (Beijing) Co., Ltd. (“Beijing Lotus”), a wholly-owned subsidiary, to support business activity in Beijing.  Beijing Lotus has no material independent operations.

Significant Business Developments and Subsidiary Activity During Fiscal 2002

Following the hostile takeover of the Board of Directors of the Company on June 29, 2001, new management of the Company began a thorough review of all aspects of the business operations of the Company and its subsidiaries and has engaged in numerous transactions to restructure the Company’s business.

Under new management, the Company’s primary strategy for business operations has been to restructure or shut down its unprofitable businesses, acquire undervalued or underutilized companies and focus on profitable growth.  The Company has moved aggressively to sell, restructure or shutdown its businesses which were not operating profitably and/or which may or would have required significant cash investments. The Company seeks to identify market opportunities that will create and accelerate the growth and success of its subsidiary companies and to implement new business plans to improve the returns on these businesses.

As of June 30, 2002, Lotus Pacific had one operating subsidiary, Correlant. Until December 23, 2003, Correlant was a developer of cable modems and cable modem termination systems (“CMTS”).  See “Significant Business Developments and Subsidiary Activity Subsequent to Fiscal 2002.”

Correlant is a significant subsidiary of Lotus Pacific and represented essentially 100% of the Company’s consolidated revenues, cost of revenues and research and development expense during fiscal 2002, 2001, 2000 and 1999, included in continuing operations. Correlant was incorporated in California on February 13, 1996 under the name TurboNet Communications, Inc. and reincorporated in Delaware on October 4, 2000 as Correlant Communications, Inc.

From inception through March 1999, Correlant was a development stage company whose operating activities related primarily to establishing a research and development organization, testing prototype designs, developing a Media Access Control (“MAC”) chip, developing production-ready cable modems including the complete software application, developing CMTS infrastructure equipment, commencing the staffing of general and administrative, marketing and technical support organizations and establishing manufacturing relationships.

From 1996 through March 1999, the major domestic cable operators collaborated through the Multimedia Cable Network Systems consortium, of which Correlant was a contributing member, to develop the Data-Over-Cable System Interface Specification (“DOCSIS”) standard. Correlant was able to begin commercial distribution of its products in the United States as a result of being awarded the DOCSIS certification for its cable modem technology in March 1999. Correlant continued to design, develop, and market DOCSIS certified, high-speed data over cable technology, including cable modems and CMTS units for resale to corporate telecommuters, small office/home office, and residential users domestically and internationally through December 23, 2003.

Prior to February 2002, Correlant sold DOCSIS certified cable modems and in certain instances, the MAC bundled with Correlant’s cable modem software (“MAC+software”), which are both components of the competed cable modem.  Correlant developed and owns the proprietary software used in the cable modem.  Effective February 2002, Correlant changed its business model whereby it primarily sold the MAC + software and only sold the completed cable modem in specific circumstances.  Instead of focusing on selling the completed cable modem, Correlant then concentrated efforts toward selling only the MAC+software. The new business model was a result of Correlant’s attempt to increase gross profit percentage, streamline business operations and reduce operating expenses. However, this business model ultimately proved unsuccessful, as gross margins continued to decrease as a result of increased competition in the cable modem market and more broadly, the high-speed Internet market.  In addition, many of Correlant’s major customers chose to design and manufacture their own DOCSIS cable modems or chose to utilize either platforms of competitors or platforms incompatible with Correlant’s products.

During this period, Correlant faced competition from other technologies that enabled high-speed Internet access services such as  technologies to increase the efficiency of digital transmission over telephone companies’ existing copper infrastructure, high-speed Internet access service deployed over a number of other media, including fiber optic cable, digital subscriber lines (“DSL”), direct broadcast satellite (“DBS”) and other wireless technologies. As high-speed Internet access services based on competing technologies became more readily available,  the market for cable modem-based services was materially and adversely affected.

Products

Correlant’s products were divided into two categories:

•                  Cable modems.  Cable modems, installed at the end user’s premises, allowed access to data-over-cable services; and

•                  Infrastructure equipment.  Correlant’s CMTS was infrastructure equipment installed at the service provider’s premises, which enabled service providers to provide high-speed two-way data services to their customers.

Cable Modems.  Correlant’s cable modems received both the DOCSIS 1.0 and 1.1 certifications.  The cable modems connect to the end user’s computer via a standard Ethernet or Universal Serial Bus (“USB”) connector, and to the cable network via a standard TV coaxial cable connector.

The following table shows revenues attributable to Correlant’s DOCSIS 1.0/1.1 cable modems (in thousands):

Year Ended June 30,	Revenue	Percentage of Total Revenue
2002	$34,713	62%
2001	253,548	96%
2000	69,220	96%
1999	3,726	100%

MAC+Software.  As part of the aforementioned change in business model, Correlant began selling a key component of the completed cable modem, MAC+software, rather than the completed cable modem effective February, 2002.  The following table shows revenue attributable to MAC+Software (in thousands):

Year Ended June 30,	Revenue	Percentage of Total Revenue
2002	$19,672	35%
2001	7,055	3%
2000	2,372	3%
1999	—	—%

Infrastructure Equipment.  During fiscal 2002, Correlant completed initial development of a CMTS to complement its cable modems.  Its CMTS was designed to enable cable operators to provide a complete solution for two-way data transfer between the Internet and the end-user, utilizing its cable modem at one end and its head-end equipment at the other.  CMTS sales were limited during fiscal 2002.

Significant Countries

The following table shows revenue to significant countries (in thousands):

	Year Ended June 30,
	2002	2001	2000	1999
Japan	$30,033	$175,893	$48,993	$3,726
Taiwan	20,757	9,178	2,372	—
United States	5,090	78,121	20,474	7
	$55,880	$263,192	$71,839	$3,733

Segment disclosures and geographical information for fiscal 2002, 2001, 2000 and 1999 are presented in “Item 8. Restated Financial Statements and Supplementary Data Note 18 – Segment and Geographic Information.”

Research and Development

The following table shows Correlant-sponsored research and development expenses (in thousands):

	Research and development including amortization of deferred stock compensation		Research and development excluding amortization of deferred stock compensation
Year ended June 30,	Dollars	Percentage of Total Revenues	Dollars	Percentage of Total Revenues
2002	$9,977	18%	$8,690	16%
2001	16,695	6%	9,570	4%
2000	7,479	10%	5,854	8%
1999	711	19%	711	19%

Customers

Correlant sold its data-over-cable products to vendors who then sold the equipment under their brand name to cable operators.  A relatively small number of customers accounted for a significant percentage of the Company’s revenues.  The percentage of revenues derived from significant customers is detailed as follows:

	Year Ended June 30,
	2002	2001	2000	1999
Toshiba, a related party	54%	67%	68%	100%
TurboComm Technologies, Inc(“TurboComm”, a related party)	37%	3%	3%	—%
Terayon	8%	13%	11%	—%
COM21	—%	11%	13%	—%

At March 31, 2004 TurboComm owed Correlant $2,053,000.

Manufacturing and Distribution

During fiscal 2002, Correlant had limited in-house manufacturing capability at its facility in San Diego, California.  This facility was used for design, assembly and testing of prototypes, pilot production of new modem designs, sample testing of products received from other manufacturers, developing the manufacturing process and documentation for new products in preparation for outsourcing.

Correlant had an established relationship and manufacturing contract with TurboComm, a company located in Taiwan, that manufactured the high-speed data-over-cable technology products.  From the early stages of design and development, Correlant worked closely with TurboComm’s engineers to ensure optimal and cost effective manufacturing. Correlant’s manufacturing agreement with TurboComm provided TurboComm would supply all of Correlant’s forecasted orders for cable modems at prices to be agreed to by Correlant and TurboComm on a quarterly basis.  TurboComm is obligated to repair or replace any defective cable modems and CMTS units.  Although the term of the original contract went through May 2003, both Correlant and TurboComm mutually agreed to continue the relationship beyond that date.

Correlant sold its data-over-cable products to vendors who sold equipment under their brand name to cable operators.  This market had, and still has, a limited number of existing and potential customers.  Correlant already had established relationships with several existing vendors.  As a result, Correlant required only a limited sales and marketing infrastructure.

Backlog

Correlant’s general practice was to contract with TurboComm and fill orders within delivery dates required by customers, with some adjustments based on Correlant’s forecast. During fiscal 2002, substantially all Correlant’s products were produced in accordance with specifications and production schedules determined by Correlant based on orders placed by its primary customers. The amount of unfilled orders at any particular time could be affected by a number of factors including, but not limited to, the availability of cable modem components, and the manufacturing and assembly capacity of Correlant’s third party manufacturer. Accordingly, backlog information is not meaningful to an understanding of its business and may not be indicative of actual shipments made to customers in any period.

Working Capital and Raw Materials

As result of Correlant producing products in accordance with customer orders and its third party manufacturer procuring a large portion of cable modem components, Correlant was not required to carry finished goods inventory.  Occasionally, when Correlant did carry a raw materials inventory, the amount was not material.  Accordingly, inventory requirements, and the impact of inventory requirements on working capital, are not meaningful to an understanding of our business.

Intellectual Property

Although Correlant developed and owns the proprietary software used in its cable modem products, Correlant never held any patents or copyrights on its technology. Due to the rapid change in technology and the high cost associated with obtaining and defending a patent, Correlant management never applied for a patent.  Instead, Correlant entered into confidentiality and invention assignment agreements with employees, and entered into non-disclosure agreements with key suppliers, distributors and customers to limit access to and disclosure of proprietary information.  However, these contractual arrangements may not prove sufficient to prevent misappropriation of Correlant’s technology or deter independent third-party development of similar technologies. In addition, the laws of some foreign countries may not protect Correlant’s intellectual property rights to the same extent as do the laws of the United States.

Competition

Correlant sold its data-over-cable products to vendors who sold equipment under their brand names to cable operators. However, many of these vendors have chosen to, and others may in the future choose to, design and manufacture their own DOCSIS cable modems.  During fiscal 2002, Correlant’s primary competitors for the sale of cable modems included Askey, Ambit Microsystems and Motorola.  Primary competitors during fiscal 2002 for the sale of the CMTS included ADC, Arris, Cisco, Com21, Motorola and Terayon.  Other potential competitors included, among others, Alcatel, Best Data, Dassault, Ericcson, Future Networks, NEC, NetGear, Nortel, Pace, Phasecom, Samsung, Scientific-Atlanta, Riverstone, Sony, Thomson Consumer Electronics and Zoom Telephonics.

Correlant’s principal competitive factors included:

•                  The other technologies described above;

•                  The ability to receive the DOCSIS certification;

•                  Price;

•                  Quality;

•                  Ensuring product availability through effective planning and procurement of key components; and

•                  Product support.

Other Business Developments and Subsidiary Activity During Fiscal 2002

To further new management’s restructuring effort, the Company consummated the following transactions during fiscal 2002:

As previously reported, on December 11, 2001, the Company merged Acumen into the Company.  As a result of the merger, the Company assumed all the rights and obligations of Acumen and acquired the assets of Acumen that included, without limitation, shares of stock of Correlant and Arescom. Acumen had no operations other than serving as a holding company for the shares of stock of Correlant and Arescom.

As previously reported, on December 11, 2001, the Company sold to Solomon Extreme International Ltd. (BVI), 24,234,738 shares of common stock of the Company’s subsidiary, Arescom, representing approximately 65% of the outstanding shares of Arescom, for $10,000,000 in cash.  The Company determined that Arescom would not generate consistent cash flow from operations in the foreseeable future, and decided to sell its interests for cash to pursue other business opportunities. The Company retained approximately 6% of the outstanding common shares and 11,048 shares of subordinated preferred stock of Arescom.

Pursuant to the terms of the Company’s acquisition of Arescom in March 1999, an aggregate of 3,885,856 shares of the Company’s common stock issued to the former shareholders of Arescom in exchange for their shares of Arescom were restricted and could not be sold until Arescom’s annual gross revenue and net income before taxes reached certain levels.  As previously reported, in connection with the transaction involving the sale of the Company’s controlling interest in Arescom, the Company agreed to release the restrictions previously imposed on the shares of common stock of the Company held by the former shareholders of Arescom.

As previously reported, on March 12, 2002, the Company and Lotus World entered into an Asset Purchase and Assignment and Assumption Agreement with Avtech Technology, whereby the Company assigned its rights to certain contracts and related intangibles to Avtech in exchange for Avtech’s assumption of all of the Lotus World’s obligations under the contracts assigned.  Subsequent to the completion of the transaction, the Company dissolved Lotus World.

Significant Business Developments and Subsidiary Activity Subsequent to Fiscal 2002

Significant business developments, other than the legal proceedings described in “Item 3. Legal Proceedings,” subsequent to fiscal 2002, but before the filing of this report are summarized below:

New Joint Venture

As previously reported, in January 2003, the Company finalized an agreement to form a joint venture with Beijing Youbang Online Electronics Technology Co., Ltd. (“Youbang”), TCL Computer Technology Co., Ltd. and all the equity holders of Youbang, pursuant to which the Company acquired a 50% interest in a new joint venture to own substantially all of Youbang’s operations.  Pursuant to the agreement, all of Youbang’s assets, other than real estate, were transferred to a newly formed Beijing, China joint venture named TCL Digital Technologies, Ltd. (“TCL Digital”), a computer notebook manufacturing company in China.  The Company agreed to contribute approximately $5,240,000, payable in three installments and representing 50% of the total investment amount.  At the time, the investment was part of the Company’s business strategy to seek businesses to maximize the Company’s growth potential based on its assets.  However, shortly after it began running the joint venture, the Company deemed the joint venture’s business model did not fit with the Company’s long-term business strategy, and diverted management resources from the operations of other subsidiaries, notably Opta Systems, LLC, a Delaware limited liability company (“Opta Systems” or “GoVideo”), as discussed below under “Acquisition of New Subsidiary.”  In September 2003, the Company entered into an agreement with TCL Information Technology Industrial (Group) Ltd. (“TCL Information”), whereby the Company sold its 50% interest in TCL Digital for approximately $5,600,000 cash.  The transaction was completed in December 2003.

Cessation of Correlant’s Historical Operations

In February 2003, Lotus Pacific, as majority stockholder of Correlant, appointed four new members to the Board of Directors of Correlant, effectively taking control of Correlant’s Board of Directors. Prior to this, Lotus Pacific had only one representative on Correlant’s Board of Directors and did not control Correlant’s Board or its operations.  Immediately thereafter, the Board of Directors created a new Executive Committee of the Board, comprised of two members who are Lotus Pacific employees, to act on behalf of the Board of Directors and oversee Correlant’s management and operations.

As previously reported, effective July 31, 2003, Harold Tuan, President, Chief Executive Officer and co-founder of Correlant resigned as a director of Correlant and no longer serves as President and CEO of Correlant. From such date until December 23, 2003, Correlant attempted to find a permanent CEO to replace Mr. Tuan and retained outside consultants to advise and assist during the transition period.  Such consultants were charged with evaluating Correlant’s business operations, its products and demand for its products, and future business prospects.

Upon recommendation of its consultants, following Mr. Tuan’s resignation as CEO, Correlant began a substantial reduction in its workforce and operations to reduce operating expenses, reducing the number of Correlant employees from 34 as of August 1, 2003 to 18 employees as of December 23, 2003 and three employees as of March 31, 2004.

As previously reported, as a result of declining margins and demand for its products, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem and CMTS business effective December 23, 2003. As part of the wind down of Correlant, the Company plans to license and sell Correlant’s technology.  The wind down of Correlant’s operations was substantially completed by March 31, 2004.

Concurrently, Correlant has been exploring opportunities to acquire or invest in other businesses or technologies.  The Company currently expects that Correlant will identify market opportunities and implement a new business plan complementary with the Company’s business and long-term strategies.

Settlement with Arescom

As previously reported, effective September 10, 2003, Lotus Pacific divested its remaining 6% ownership in Arescom by settling all legal claims against Arescom.

Acquisition of New Subsidiary

As previously reported, in April 2003, the Company loaned $5,986,000 to Opta Systems, which was used, in addition to a deposit of $250,000 paid by Opta Systems to complete its purchase of substantially all assets and assumption of certain liabilities of a product line known as “GoVideo” from SONICblue Incorporated, a Delaware corporation (NASDAQ: SBLU), and Sensory Science Corporation, a Delaware corporation and wholly-owned subsidiary of SONICblue, pursuant to a purchase agreement and an order issued by the United States Bankruptcy Court, Northern District of California, San Jose Division overseeing SONICblue’s bankruptcy case.

Immediately subsequent to Opta System’s purchase of the GoVideo product line, the Company purchased 100% of the outstanding membership interests of Opta Systems from Carmco Investments, LLC, a Connecticut limited liability company, for $420,000, representing the return of the $250,000 deposit used in the acquisition of the GoVideo product line and related transaction fees and expenses. Subsequent to the closing, the Company paid an additional $294,000 in connection with these items.  In connection with this agreement, the $5,986,000 originally loaned to Opta Systems was converted to a capital contribution, resulting in a total purchase price, including actual out-of-pocket expenses of approximately $6,770,000.  In October 2003, the purchase price was reduced by $962,000 based on a purchase price adjustment, resulting in an adjusted purchase price of $5,808,000 for GoVideo.

The GoVideo product line, established in 1984, designs and manufactures product lines in the consumer electronics industry, including digital video disc (“DVD”) players, portable DVD, DVD-Video Cassette Recorder (“VCR”) Combo, the Dual-Deck VCR, DVD Recorder, DVD Recorder + VCR, and LCD TV. GoVideo holds various patents covering Dual-Deck technology as well as other electronics products and systems.

Current management intends to rebuild the Company’s business based on its newly acquired subsidiary, GoVideo, and concentrate its future business in the related industries of consumer electronics and telecommunications.

The Company further seeks to improve the efficiencies of the Company’s operations and accelerate growth by utilizing its competitive advantages. The Company believes these competitive advantages include the significant experience of current management in the communications and consumer electronics industry and business opportunities presented to the Company in China and Asia through the strength of its relationships with its significant shareholders, including TCL.  TCL is an affiliated company of TCL International Holdings Limited (HKSE: 1070) (“TCL International”), a leading multimedia consumer electronics product manufacturer, with a strong brand presence in China and Asia.  TCL International’s core products include televisions, mobile handsets, personal computers, audio-visual equipment as well as information technology services.  Under its highly recognized and well-established TCL brand, it is one of the strongest players in the TV and mobile handset marketplace in China. Headquartered in China, it operates a number of highly efficient manufacturing bases in Asia.

Employees

As of June 30, 2002, Lotus Pacific had eight employees in sales general and administration.  Correlant had 49 full-time employees, including 39 in research and development and ten in sales, general and administration.

As of March 31, 2004, Lotus Pacific had seven employees in sales, general and administration.  Correlant had three employees in sales, general and administration.  See “Significant Business Developments and Subsidiary Activity Subsequent to Fiscal 2002.”  GoVideo had 62 full-time employees, including five in research and development and 57 in sales, general and administration.  No employees are represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

Item 2.  Properties

At June 30, 2002, Lotus Pacific’s executive offices were located at 18200 Von Karman, Avenue, Suite 730, Irvine, California and consisted of approximately 2,250 square feet.  The lease expired in July 2003.  Currently, Lotus Pacific’s executive offices are located at 2402 Michelson Drive, Suite 220, Irvine, California and consist of approximately 2,100 square feet under a month-to-month lease.  Correlant leases approximately 26,000 square feet of office space in San Diego, California, which expires November 2007.

Due to the shut down of operations, Correlant’s interim management has attempted to either sublease the San Diego facility or negotiate a lease buy out with the landlord.  Due to the weak commercial real estate market in San Diego, interim management has not been successful.    Additionally, there can be no guarantees that interim management will successfully sublease the building or buy out the lease in the future.  If Correlant’s management is successful, Correlant will operate from Lotus Pacific’s office for the interim.  After Correlant’s facilities closure, the Company believes its facilities will be suitable for their respective uses and adequate for the Company’s needs.

GoVideo leases two facilities in Scottsdale, Arizona.  One facility, used for warehousing, is approximately 13,100 square feet.  The lease expires October 2009, with a five year renewal option.  The other facility, used for administration, warehousing and distribution, is approximately 33,000 square feet.  The lease expires February 2006, with a three year renewal option.  The leased space is suitable for GoVideo’s current needs.

Item 3.  Legal Proceedings

Legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company became, or was, a party during fiscal 2002 or subsequent thereto, but before the filing of this report are summarized below:

Lotus Pacific v. William Hu and Lotus Pacific v.USS Online et al.

On January 3, 2001, Lotus Pacific filed a lawsuit in the United District Court Eastern District of New York against William Hu, which complaint was subsequently amended July 30, 2002.  In the amended complaint, Lotus Pacific brought claims for breach of fiduciary duty, professional negligence, accounting and conversion relating to transfers in December 2000 of approximately $3,600,000 from Mr. Hu’s attorney trust account.  Mr. Hu was alleged to be the Company’s counsel from January 1998 and later its former CEO from January 2001 to June 29, 2001.

On January 16, 2002, Lotus Pacific filed a lawsuit in the Supreme Court of the State of New York, New York County against USS Online, Travelway International Ltd. (“TIL”), and Huaya Lu Tung, seeking to recover approximately $1,800,000 in principal and interest due on loans made to USS Online, and seeking to pierce the corporate veil and recover such amounts from defendants TIL and Huaya Lu Tung.  The Company asserted that Ms. Tung was the Chairperson and sole owner of TIL and the Chairperson of USS Online and the former Treasurer of Lotus Pacific.

In order to avoid the costs of litigation, after evaluation of the Company’s likelihood of recovering any assets from the defendants in the two cases cited above and the defendants’ ability to pay any judgment secured against them, if any, in  February 2003, the Company entered into a settlement agreement with USS Online, TIL, Mr. Hu, Ms. Tung, Lotus International Holdings Corp. a shareholder of the Company (“LIH”), and three individuals to settle all claims against the defendants in the two cases cited above, subject to a number of conditions.  In entering into the settlement agreement, none of the defendants admitted or conceded any liability in connection with the claims asserted in the cases.  As conditions to the settlement agreement, the Company was required to receive: (a) 3,000,000 shares of the Company’s common stock; (b) a promissory note of LIH in the principal amount of $4,000,000, payable on February 19, 2008, with interest accruing at a rate of 3% per annum (the “Note”); (c) a stock pledge agreement, granting to the Company a first priority security agreement in 1,000,000 shares of the Company’s common stock as partial security for the Note (the “Pledged Shares”); (d) original stock certificates representing the Pledged Shares; (e) personal guaranty of the Note; and (f) all of the assets of USSF. To date, the Company has not received stock certificates for the Pledged Shares or the assets of USSF.  The Company has made demand on the other parties for fulfillment of the conditions to the settlement and has entered into negotiations with the other parties to settle these demands.  To date, no settlement has been achieved.  The Company has reserved the right to take all actions for breach of the settlement, including reinstituting the original actions.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.  Market for Registrant’s common equity and related stockholder matters.

Lotus Pacific’s common stock began trading on the over-the-counter (“OTC”) Bulletin Board under the symbol “LPFC” on December 1, 1994. As previously reported, on November 5, 2002, the Company’s shares of common stock were removed from the OTC Bulletin Board for failure to comply with NASD Rule 6530, as a result of the Company’s inability to timely file its Form 10-K for the period ended June 30, 2002. Effective November 5, 2002, the Company’s shares of common stock are quoted on the National Quotation Bureau’s “Pink Sheets,” under the symbol “LPFC.PK.”   Trading in the Company’s common stock has been minimal with limited or sporadic quotations and there is no established public trading market for the Company’s common stock.  The high and low common stock prices per share were as follows:

	High	Low
Fiscal 2003:

1st Quarter	$0.13	$0.03
2nd Quarter	0.10	0.01
3rd Quarter	0.10	0.05
4th Quarter	0.10	0.05

Fiscal 2002:

1st Quarter	$1.25	$0.75
2nd Quarter	0.85	0.05
3rd Quarter	0.45	0.07
4th Quarter	0.45	0.05

Fiscal 2001:
1st Quarter	$10.25	$6.12
2nd Quarter	6.81	1.31
3rd Quarter	2.12	0.68
4th Quarter	1.90	0.35

These OTC market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

As of March 31, 2004, there were 50,970,016 shares of Common Stock issued and outstanding, held by approximately 800 shareholders of record as indicated on the records of the Company’s transfer agent.

To date, the Company has not declared or paid any cash dividends on its common stock. The Company anticipates that it will retain all available funds for use in operation and expansion of its business, and no cash dividends are expected to be paid on the common stock in the foreseeable future.

In May 1997, Lotus Pacific granted 1,090,000 options to certain officers and key employees with an exercise price of $6.00 per share, which was the market price of Lotus Pacific’s common stock at the time of grant.  Options were 100% vested when granted and expire five years from grant date.  There were 1,090,000 options outstanding as of June 30, 2001, 2000 and 1999.  All options expired during fiscal 2002 and as such there were no options outstanding as of June 30, 2002.

The shareholders approved the 2000 Equity Incentive Plan (“Incentive Plan”) on April 28, 2000. The Board of Directors administers the Incentive Plan. Employees, directors, and consultants of the Company and its affiliates, who in the judgment of the Board render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as nonstatutory stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provided 11,355,000 shares of common stock to be offered. The vesting provisions of individual options may vary. The exercise price shall not be less than 100% of the fair market value of a common stock on the grant date. No options have been granted since the Incentive Plan’s adoption.

As part of the 1999 acquisitions of Correlant and Arescom, Lotus Pacific entered into share exchange agreements with both Correlant and Arescom.  As stipulated by the agreements, Lotus Pacific set aside a total of 1,708,000 of contingently issuable shares of Lotus Pacific common stock.  The contingent shares were to be issued as Correlant and Arescom stock options, specified in the purchase agreements, were exercised.  For each option exercised by a Correlant stock option holder, 81% of such shares were to be transferred to Lotus Pacific in exchange for 0.5364 shares of Lotus Pacific common stock for each share of Correlant stock transferred.  For each option exercised by an Arescom stock option holder, 81% of such shares were to be transferred to Lotus Pacific in exchange for 0.02915 shares of Lotus Pacific common stock for each share of Arescom stock transferred.  There were a total of 1,134,000, 1,551,000, 1,602,000 and 775,000 Lotus Pacific shares contingently issuable in connection with both share exchange agreements as of June 30, 2002, 2001, 2000 and 1999, respectively.  Due to the sale of Arescom, there were no contingently issuable shares with respect to Arescom options as of June 30, 2002.  Due to the wind down of Correlant’s historical operations, there were 17,000 Lotus Pacific shares contingently issuable with respect to the Correlant shares as of March 31, 2004.

There were no sales of unregistered securities by the Company during fiscal 2002.

Item 6.  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report on Form 10-K.

	As of or for the Fiscal Year Ended June 30,
(in thousands, except per share amounts)	2002 (1)	2001	2000 (2)	1999 (3)	1998
		(Restated)	(Restated)	(Restated)	(Unaudited)
Results of Operations
Net revenues	$55,880	$263,192	$71,839	$3,733	$—
Loss from continuing operations	$(36,529)	$(7,433)	$(2,249)	$(6,606)	$(10,405)
Net income (loss) per common share – basic and diluted:
Loss from continuing operations	$(0.57)	$(0.12)	$(0.04)	$(0.13)	$(0.22)
Total gain (loss) from discontinued operations	$0.27	$(0.45)	$(0.19)	$(0.05)	$—
Net income (loss)	$(0.30)	$(0.57)	$(0.23)	$(0.18)	$(0.22)
Cash dividends per share	$—	$—	$—	$—	$—
Financial Position
Total assets from continuing operations	$53,342	$117,214	$121,737	$158,624	$3,679
Long-term obligations, less current portion	$—	$—	$—	$—	$—
Total stockholders’ equity	$36,560	$54,328	$83,730	$94,801	$914

(1) Fiscal 2002 included: (a) $20,071,000 asset impairment and (b) $17,554,000 total gain from discontinued operations, net of related taxes, as a result of selling our former subsidiary, Arescom, on December 18, 2001.

(2) Fiscal 2000 included a $50,512,000 gain related to the sale of our subsidiary’s common stock.

(3) We purchased Correlant on March 31, 1999.  Therefore results of operations for fiscal 2002, 2001 and 2000 include 12 months of Correlant’s activity compared to only three months of Correlant’s activity during fiscal 1999.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the Restated Consolidated Financial Statements and Notes thereto included elsewhere in this report.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a description of Lotus Pacific’s business.  This is followed by a discussion of why we were unable to timely file our Form 10-K for the year ended June 30, 2002, and the major events that lead up to the requirement to restate prior financial information.  The next discussion relates to material acquisitions and dispositions and a comparison of our results of operations as follows:

•              Fiscal 2002 compared to fiscal 2001;

•              Fiscal 2001 compared to fiscal 2000; and

•              Fiscal 2000 compared to fiscal 1999.

These comparisons are provided solely for readers to understand the historical results of our operations during the time periods covered.  However, due to the strategic change in direction of Lotus Pacific discussed in “Item 1. Business,” and throughout the MD&A section, these results are not indicative of future results.

After the results of operations we analyze the changes in our cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.”  We then address our “Business Outlook” from March 31, 2004.   We conclude this MD&A with (I) A discussion of the Critical Accounting Estimates we believe are important to understanding the assumptions and judgments incorporated in our reported financial results; and (II) Recently Issued Accounting Standards and the impact they had or will have on our results of operations.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K including:

•              Item 1.  Business;

•              Item 6.  Selected Financial Data; and

•              Item 8.  Restated Financial Statements and Supplementary Data.

The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Business Outlook” section.  Our actual results may differ materially from these forward-looking statements.

Description of Business

Lotus Pacific, a Delaware corporation, is a holding company and we conduct our business through our subsidiaries. We presently develop, manage, and operate emerging communications and consumer electronics companies, focusing on developing next generation consumer electronics and communication products. We provide our subsidiaries with capital and strategic and infrastructure services.

Explanatory Note - Restatement of Prior Financial Information and Delays in Reporting

As previously reported, on June 29, 2001, a majority of our stockholders, led by TCL, were successful in a hostile consent solicitation to gain control of Lotus Pacific and replace prior management of the Company.   On June 29, 2001, new directors and officers were appointed and the then existing directors and officers were immediately removed from office.  Following the termination of our relationship with prior independent accountants, new management concluded that a reaudit of the financial statements for fiscal 2001, 2000 and 1999 was required.  Effective July 24, 2002, we engaged our new independent accountants to reaudit and restate these prior periods.

This Annual Report for fiscal 2002 restates our consolidated financial statements for fiscal 2001, 2000 and 1999 to reclassify or restate certain revenues and expenses, and to restate certain other transactions and make certain other adjustments.  For more details see “Item 8. Restated Financial Statements and Supplementary Data Note 2 – Restatement of Previously Issued Financial Statements and Delays in Reporting.”

Explanatory Note - Events Resulting in Reclassification

In December 2001, we sold a major portion of our investment in and cash advances to our subsidiary, Arescom.  This sale required the reclassification of all periods to present Arescom as discontinued operations. As the results of Arescom’s operations are not included in our continuing operations, the following discussion does not include Arescom.   We included in “Item 8.  Financial Statements and Supplementary Data Note 2 – Restatement of Previously Issued Financial Statements and Delays in Reporting and Note 4 – Acquisitions and Dispositions – Majority Owned Subsidiaries,” a more comprehensive discussion about our discontinued operations.

Acquisitions and Dispositions

During fiscal 2002, 2001, 2000 and 1999, we engaged in multiple acquisitions and dispositions.  The details of these transactions are described in detail in “Item 8. Restated Financial Statements and Supplementary Data Note 4 – Acquisitions and Dispositions – Majority Owned Subsidiaries, Note 5 – Acquisitions and Dispositions – Equity Method Investees and Note 6 – Acquisitions and Dispositions – Cost Method Investees.”  However, unless specifically addressed in MD&A, these acquisitions and dispositions were not material to our results of operations and the understanding of our business.  As such, the details have been omitted from MD&A.

Regent Electronics Corporation

In April and May 1997, we acquired 70% of the common stock of Regent.  Regent designed, developed, manufactured and marketed Internet-related products that offered Internet access through telephone lines and cable television lines.  In June 1997, Regent acquired Amiga-based, multimedia technology related assets and rights from Rightiming.  On June 26, 2001, we spun-off Regent to Regent’s management.

Correlant Communications, Inc

Correlant is a major subsidiary of Lotus Pacific and represented essentially 100% of our consolidated revenues, cost of revenues and research and development expense during fiscal 2002, 2001, 2000 and 1999 from continuing operations.

On March 31, 1999, we entered into a share exchange agreement which provided for the acquisition of 95% of the issued and outstanding common shares of Correlant, representing an 81% ownership interest in Correlent in consideration for the issuance of 9,656,946 common shares of the Company valued at $7.21 per share plus contingently issuable shares of up to 1,435,000. The contingent shares will be issued as Correlant options specified in the agreement are exercised.  For each option exercised, 81% of such shares were to be transferred to us in exchange for 0.5364 shares of Lotus Pacific common stock for each share of Correlant stock transferred.   At the acquisition date, the excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $74,545,000 and was assigned to goodwill.  During fiscal 2001 and 2000, we recorded an additional $18,000 and $554,000, respectively as additional goodwill as a result of the issuance of 79,000 of the contingently issuable shares.  As of March 31, 2004 there were only 17,000 contingently issuable shares outstanding.

At the purchase date, shares of Lotus Pacific stock exchanged were restricted and could not be sold until Correlant achieved sales of $30,000,000 and net income before income taxes of $6,000,000. Effective August 31, 2000, the restrictions were removed.

During March 2000, we sold, to unrelated parties, 3,657,000 shares of Correlant stock, which reduced our ownership to 65%.  During September 2000, we sold to unrelated parties, 656,000 shares of Correlant stock, which further reduced our ownership to 62%.

Demand for Correlant’s products

During the first half of calendar year 2000, cable modem manufacturers experienced shortages and long lead times for component materials such as flash memory and capacitors.  Due to these shortages, the production of cable modems was constrained and our customers placed substantial orders for our cable modems.  We believe cable operators also overbought in the second half of calendar year 2000 to ensure they had sufficient product to meet subscriber demand.  As a result, we believe there was an inflated demand for cable modems for the first six months of fiscal 2001, June 2000 through December 2000.  Starting in January 2001, our customer orders began dropping sharply resulting in lower demand as end customers started to work through their inventory levels.  This lower demand continued through June 30, 2002.

The extremely competitive nature of the market for broadband access systems resulted in significant price erosion over time.  We experienced downward pressure on our completed cable modem average selling price per unit.  This downward pressure on the completed cable modem selling price places downward pressure on cable modem components, including the MAC+software.  Therefore, Correlant experienced continued price erosion under its new business model.  This price erosion continued until Correlant discontinued selling cable modem and cable modem-related products as discussed below.

Change in Correlant’s Business Model

Prior to January 31, 2002, Correlant sold DOCSIS certified cable modems and in certain instances, the Media Access Controller (“MAC”) bundled with Correlant’s cable modem software (“MAC+software”), which were both key components of the completed cable modem.  Correlant developed and owns the proprietary software used in the cable modem.  Effective January 31, 2002, Correlant changed its business model whereby they only sell the completed cable modem in certain circumstances.  Instead of focusing on selling the completed cable modem, Correlant concentrated efforts toward selling only the MAC+software.  The new business model was a result of Correlant’s attempt to increase gross profit percentage, streamline business operations and reduce operating expenses.  This change had the following impacts to our results of operations, cash flows and financial position:

•                  Decreased revenues cost of revenues, inventory, accounts receivable and accounts payable.  Because the sales price and the related cost of the MAC+software were substantially lower than the completed cable modems, our revenues, cost of revenues, inventory, accounts receivable and accounts payable all decreased.

•                  Unchanged gross profit dollars.  Previous to the change in Correlant’s business model, all the profit realized from selling the completed cable modem was attributable to the MAC+software.  Therefore on a per unit basis, gross profit dollars remained unchanged.

•                  Increased gross profit percentage.  Because gross profit dollars remained unchanged while the sales price decreased, gross profit percentage increased.

•                  Decreased selling, general and administrative expense.  As a result of the change in business model, Correlant closed its Taiwan branch.

The change in Correlant’s business model and the fluctuation of demand for our product resulted in a material impact to our results of operations, financial position and cash flows as of or for the years ended June 30, 2002, 2001, and 2000.

Cessation of Correlant’s Historical Operations

As previously reported, effective July 31, 2003, Harold Tuan, President, Chief Executive Officer and co-founder of Correlant resigned as a director of Correlant and no longer serves as President and CEO of Correlant. From such date until December 23, 2003, Correlant worked to find a permanent CEO to replace Mr. Tuan and retained outside consultants to advise and assist during the transition period.  Such consultants were charged with evaluating Correlant’s business operations, its products and demand for its products, and future business prospects.

Upon recommendation of its consultants, following Mr. Tuan’s resignation as CEO, Correlant began a substantial reduction in its workforce and operations to reduce operating expenses, reducing the number of Correlant employees from 34 as of August 1, 2003 to 18 employees as of December 23, 2003 and three employees as of March 31, 2004.

On December 23, 2003, upon recommendation of its consultants, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem and cable modem software business.  The wind down was substantially completed by March 31, 2004.

Concurrently, Correlant has been exploring opportunities to acquire or invest in other businesses or technologies.  We expect Correlant to identify market opportunities and implement a new business plan complementary with our business and long-term strategies.  See “Business Outlook.”

Due to the cessation of Correlant’s historical operations, future financial statements will not be comparable to our historical financial statements.

USS Online, Inc., Professional Market Brokerage, Inc and US Securities & Futures Corp

In February 1999, we acquired 100% of PMB, a Chicago-based financial trading firm that provided online trading services and 100% of USSF, a full service brokerage firm in New York, NY. In June 1999, we created USS Online, a wholly-owned subsidiary, and transferred all of our ownership interests in each of USSF and PMB to USS Online to run those two financial service subsidiaries. In February 2000, we sold 72% of our ownership in USS Online to TIL, in exchange for 733,000 shares of our common stock.

Lotus World, Inc.

On April 22, 1999, we organized Lotus World to offer Auction Live, an online auction service, to international clients.  The wholly-owned subsidiary was incorporated in Delaware in April 1999, and was a private-label Asian language e-commerce service provider, targeting business-to-business and business-to-customer markets, portals and ISP companies.  Due to the negative response in general to e-commerce, the operations of Lotus World were suspended in 2001.  On March 12, 2002, we entered into an Asset Purchase and Assignment and Assumption Agreement with Avtech Technology, whereby we assigned our rights to certain contracts and related intangibles to Avtech in exchange for Avtech’s assumption of all of Lotus World’s obligations under the contracts assigned.  Subsequent to the completion of the transaction, we dissolved Lotus World.

Results of Operations

Comparison of Fiscal 2002 to Fiscal 2001

The following table summarizes certain aspects of our results of operations for fiscal 2002 compared to fiscal 2001 (in thousands):

	June 30,
	2002	2001	$ Change	% Change
		(Restated)
Revenues	$55,880	$263,192	$(207,312)	(79)%

Gross profit	5,939	32,591	(26,652)	(82)%
As a percentage of revenues	11%	12%

Selling, general and administrative	4,700	13,151	(8,451)	(64)%
Depreciation and amortization	12,782	12,460	322	3%
Research and development	9,977	16,695	(6,718)	(40)%
Impairment of assets	20,071	—	20,071	N/A

Total other income (expense), net	638	(2,937)	3,575	122%

Provision (benefit) for income taxes	(3,181)	(6,434)	(3,253)	(51)%

Revenues

The significant decrease in overall revenues for fiscal 2002 as compared to fiscal 2001 was primarily attributable to the following factors:

•      Unit sales of DOCSIS cable modems sold by Correlant decreased approximately 80%;

•                  An industry-wide downturn in broadband equipment purchase as cable operators, and in turn our customers, worked through their excess inventory;

•                  Average sales price of our DOCSIS cable modems sold by Correlant declined approximately 9% due to heavy price competition; and

•      The aforementioned change in Correlant’s business model.

Revenues generated by international sales as a percentage of total revenues increased to 91% from 70% during fiscal 2002 as compared to fiscal 2001.  The large increase was primarily attributable to the loss of Correlant’s significant US customers, as a result of customers developing their own DOCSIS cable modems, and to a lesser extent the aforementioned change in Correlant’s business model.

Due to the significant economic slowdown in the cable modem industry, both domestic and international, we experienced a slowdown in customer orders during fiscal 2002.  Subsequent to fiscal 2002, revenues continued to be negatively impacted.  Additionally, the average sales price of cable modems continued to decline, which in turn placed price pressure on the cable modem components.  Ultimately, this significant slowdown and continued pricing pressure resulted in the cessation of Correlant’s historical operations in the cable modem industry December, 2003.

Gross Profit

The decrease in gross profit dollars for fiscal 2002 compared to fiscal 2001 was a direct result of reduced revenue from declining cable modem unit sales and severe price competition.  Cable modem selling prices decreased faster than the associated product cost reductions, which resulted in selling cable modems at negative gross profit in order to keep market share.

Although the gross profit dollars decreased, and the gross profit percentage realized from cable modem sales decreased, the overall gross profit percentage remained fairly constant for fiscal 2002 compared to fiscal 2001.  This was due to a higher proportion of overall revenues generated from the sale of Correlant’s MAC+software, which bears a higher gross profit percentage than cable modems.

Operating Expenses

Selling, general and administrative (“SG&A”).  SG&A expense consists primarily of personnel costs, including amortization of deferred stock compensation for our administrative and support personnel, allowance for doubtful accounts, and legal and accounting fees.  The decrease in SG&A expense for fiscal 2002 as compared to fiscal 2001 was due to the following factors:

•                  $4,433,000 decrease in allowance for doubtful accounts to $44,000 in fiscal 2002 from $4,477,000 in fiscal 2001.  Fiscal 2002 allowance related to Correlant’s smaller customers not being able to pay due to the significant economic slowdown in the modem industry.  Fiscal 2001 allowance related to the forgiveness of $4,098,000 due from our subsidiary, Regent, in connection with the spin off of Regent.  The remaining allowance for doubtful accounts in fiscal 2001 was due to a $300,000 cash advance to our former subsidiary PMB, who subsequently defaulted, and $79,000 accrued interest on our loans to USS Online and PMB.

•                  Decrease of $1,696,000 in amortization of deferred stock compensation as a result of accounting for stock options under the accelerated provisions allowed by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25;

•                  Decrease of $1,000,000 legal and accounting fees associated with a contemplated initial public offering (“IPO”) Correlant in 2001, which in 2002 was put on hold indefinitely;

•                  Closure of Correlant’s Taiwan branch office; and

•                  Decreased salary expense associated with a reduction in force.

The above decreases were slightly offset by an increase in legal and accounting fees resulting from the previously discussed takeover of Lotus Pacific by TCL and the subsequent replacement of prior Lotus Pacific management.

Depreciation and amortization (“D&A”).  D&A expense consists of goodwill amortization related to the purchase of Correlant and depreciation of property and equipment.  Goodwill amortization stayed fairly constant from fiscal 2002 compared to fiscal 2001 as there were no significant business acquisitions or dispositions resulting in a change to goodwill amortization.  As described below, the goodwill associated with Correlant was considered impaired at June 30, 2002 and fully written off.  Depreciation expense increased slightly as capital expenditures increased to support our expanding technology infrastructure during fiscal 2002.

Research and development (“R&D”).  R&D expense consists primarily of personnel costs, including amortization of deferred stock compensation of employees engaged in research, design and development activities and, to a lesser extent, design prototype material expenditures and equipment and supplies required to develop new products and enhance existing products.  The decrease in R&D expense for fiscal 2002 as compared to fiscal 2001 was primarily attributable to the following factors:

•      Decrease of $5,838,000 in amortization of deferred stock compensation; and

•      Decreased salary expense associated with natural attrition without replacing vacant positions.

The above decreases were partially offset by increased fees related to the DOCSIS cable modem certification process.

Impairment of assets.  Impairment of assets during fiscal 2002 related to the goodwill associated with the purchase of Correlant.  As of June 30, 2002, we deemed the goodwill impaired due to the competitive nature of Correlant’s industry and its significant reduction in revenues.  As a result, the $20,071,000 of remaining goodwill was fully written off.

Total other income (expense)

Total other income (expense) consists of interest income, interest expense foreign exchange gain (loss) and other non-operating items.  We experienced net other income during fiscal 2002 primarily due to interest income earned on our cash and investments, which was offset slightly by our foreign exchange loss from our Taiwan branch and interest expense.  We experienced net other expense during fiscal 2001 primarily due to the following transactions undertaken by prior management:

•                  In January 2001, prior management agreed to refund, in exchange for stock, $7,100,000 to several investors who had purchased a total of 355,000 shares of Correlant common stock during fiscal 2000.  Prior management gave $7,100,000 to Hywin Investments Limited (“Hywin”), a shareholder of the Company, who was to return the funds to the individual investors and return the stock to Lotus Pacific.  However, the shares were never returned to the Company.   In connection with the refund, Hywin refunded to us $1,065,000 of commissions relating to the shares to be returned. The Company investigated the transaction and was unable to recover the funds.  As a result, the net amount of $6,035,000 was expensed.

•                  In December 2000, prior management agreed to refund, in exchange for stock, $1,500,000 received in connection with Lotus Pacific’s previous sale of shares of Arescom stock.  Lotus Pacific gave the refund amount to William Hu, the Company’s attorney at that time, to process the refund.   However, the refund was never returned to the investors and the shares were never returned to us.  We investigated the transaction and have been unable to recover the funds.  See “Item 3. Legal Proceedings.”  As a result, the $1,500,000 was expensed.

•                  In October 2000, prior management sold shares of Correlant common stock owned by the Company to various unrelated parties.  Although the Correlant shares were transferred to the parties, the Company did not receive any of the proceeds. We investigated the transaction and have been unable to recover the funds, and as a result we expensed $2,266,000.

The above fiscal 2001 expenses were offset by the $3,886,000 gain on the spin off of Regent and interest income earned on our cash and investments.

Provision (benefit) for income taxes

We record an asset or liability for tax assessments based on our estimate of the potential assessments.  Among other reasons, new laws and new interpretations of laws and rulings may affect the liability for potential tax assessments by tax authorities.  Due to the subjectivity and complex nature of the underlying issues, actual payments or refunds or assessments may differ from our estimates.  To the extent our estimates differ from actual payments or refunds or assessments, income tax expense is adjusted.  In June, 2003, we were notified by the Internal Revenue Service (“IRS”) that it would be reviewing our tax returns for the years ended June 30, 2001, 2000 and 1999.    Subsequently, we filed amended returns for the years ended June 30, 2001, 2000 and 1999.  The amendments relate to the restatement of our financial statements as well as the deconsolidation of consolidated tax returns and subsequent filing of separate returns by us and each of our subsidiaries.  Because we filed tax returns separate from our subsidiaries, we could no longer offset income from its sale of stock in subsidiaries against operating losses within its subsidiaries.  However, because we experienced losses in subsequent years these losses were available to carryback against these gains.

Comparison of Fiscal 2001 to Fiscal 2000

The following table summarizes certain aspects of our results of operations for fiscal 2001 compared to fiscal 2000 (in thousands):

	Year ended June 30,
	2001	2000	$ Change	% Change
	(Restated)	(Restated)
Revenues	$263,192	$71,839	$191,353	266%

Gross profit	32,591	14,607	17,984	123%
As a percentage of revenues	12%	20%

Selling, general and administrative	13,151	16,132	(2,981)	(18)%
Depreciation and amortization	12,460	14,763	(2,303)	(16)%
Research and development	16,695	7,479	9,216	123%
Impairment of assets	—	3,486	(3,486)	(100)%

Total other income (expense), net	(2,937)	46,424	(49,361)	(106)%

Provision (benefit) for income taxes	(6,434)	21,099	(27,533)	(130)%

Revenues

The significant increase in overall revenues for fiscal 2001 as compared to fiscal 2000 was primarily attributable to the 333% increase in unit sales of DOCSIS cable modems.  The increase in cable modem unit sales was somewhat offset by the decrease in the average selling price of our cable modems as discussed below.   Revenues generated by international sales as a percentage of total revenues remained fairly constant with 70% and 72% of revenue generated from international sales for fiscal 2001 and 2000, respectively.

Gross Profit

The decrease in gross profit dollars as well as the gross profit percentage was due to the following:

•                  An approximate 41% decrease in the average sales price of our DOCSIS cable modems sold by Correlant as a result of heavy price competition.  Selling prices decreased faster than the associated product cost reductions, which reduced approximately 24%;

•                  Loss on purchase commitments of cable modem components as we adjusted our inventories to reflect the decrease in forecasted product demand; and

•                  Write down of component inventories to market value.

Operating Expenses

SG&A.  The decrease in SG&A was due to a decrease in cash transfer and exchanges between entities under common control to $3,000 in fiscal 2001 from $9,260,000 in fiscal 2000.  Our subsidiaries, Regent and Lotus World, engaged in extensive transactions with companies owned and managed by prior management.  These transactions included advances, lease expense for the use of facilities, payroll expense for the use of employees, consulting expense, and other office expense.  This decrease was offset by the following:

•                  $3,122,000 increase in allowance for doubtful accounts to $4,477,000 in fiscal 2001 from $1,355,000 in fiscal 2000. For 2001 details, see “Comparison of Fiscal 2002 to Fiscal 2001.”  Fiscal 2000 allowance related to a promissory note with our former subsidiary USS Online of $1,300,000 principal and $55,000 accrued interest.

•                  $1,663,000 increased amortization of deferred stock compensation;

•                  $1,000,000 increase legal and accounting fees associated with Correlant’s contemplated IPO; and

•                  Increased salary expense associated with an increased staff to support Correlant’s contemplated IPO.

D&A.  We sold 656,000 shares of our Correlant stock, which reduced our ownership percentage from 65% to 62%.  As a result of the ownership decrease, the associated amortization of goodwill decreased.  Depreciation expense increased slightly as capital expenditures increased to support our growing staff and to support Correlant’s contemplated IPO.

R&D.  The increase in R&D expense for fiscal 2001 as compared to fiscal 2000 was primarily attributable to the following factors:

•                  $5,500,000 increase in amortization of deferred stock compensation; and

•                  Increased salary expense associated with a 52% increase in headcount to support the growing demand for current and anticipated future products.

Impairment of assets.  We evaluated our long-lived assets as of June 30, 2001 and concluded the carrying value of all our assets exceeded the expected future cash flows from the use of our assets.  Therefore, there was no impairment of assets during fiscal 2001.  During fiscal 2000, we incurred an impairment of assets related to the following:

•                  Our $3,106,000 investment in USS Online.  As of June 30, 2000, we determined the investment was impaired and wrote it off; and

•                  Write off of obsolete property and equipment with a net book value of $380,000.

Total other income (expense)

We experienced net other expense during fiscal 2001 as previously described at “Comparison of Fiscal 2002 to Fiscal 2001.”  We experienced other income during fiscal 2000 primarily due to the $50,512,000 gain realized from the sale of 3,657,000 shares of Correlant stock.  This was slightly offset by a loss on the sale of a joint venture.  On June 28, 1999 we entered into an agreement with TCL Holdings (BVI) Co., Ltd. (“TCL BVI”) to establish TCL International (US), Inc., a 50-50 joint venture. At June 30, 2002, TCL BVI’s parent company owned 14.6% of our outstanding common stock.  During fiscal 2000 we invested $4,814,000 in the joint venture. The purpose of the joint venture was to develop and market a set top box (“STB”) for the China market.  The STB accessed the Internet via a television and was marketed to households with no computer Internet access.  Once the STB was installed, the joint venture planned to provide Internet access for a monthly fee.  However, because technology for computer Internet access was deployed so quickly in China, there was virtually no demand for the STB once the joint venture completed the product development.  As such, the joint venture ceased operations.  On June 16, 2000 we sold our stock in TCL International to a related party for a note in the amount of $560,000, which was deemed to be the fair value of our portion of the winding down joint venture.  We recorded a loss of $4,254,000 on the disposition. The remaining other income (expense) related to interest income earned on our cash and investments and interest expense.

Comparison of Fiscal 2000 to Fiscal 1999

The following table summarizes certain aspects of our results of operations for fiscal 2000 compared to fiscal 1999 (in thousands):

	Year ended June 30,
	2000	1999	$ Change	% Change
	(Restated)	(Restated)
Revenues	$71,839	$3,733	$68,106	1,824%

Gross profit	14,607	463	14,144	3,055%
As a percentage of revenues	20%	12%

Selling, general and administrative	16,132	3,835	12,297	321%
Depreciation and amortization	14,763	3,796	10,967	289%
Research and development	7,479	711	6,768	952%
Impairment of assets	3,486	—	3,486	N/A

Total other income (expense), net	46,424	1,084	45,340	N/M

Provision (benefit) for income taxes	21,099	9	21,090	N/M

N/M – Not Meaningful

Revenues

The significant increase in overall revenues for fiscal 2000 as compared to fiscal 1999 was primarily attributable to the following factors:

•                  The acquisition of Correlant.  Fiscal 2000 included 12 months of Correlant’s activity compared to three months of Correlant’s activity during fiscal 1999;

•                  Correlant’s cable modems received the DOCSIS 1.0 certification in April, 1999;

•      The growth of Correlant’s customer base from one major customer to three major customers; and

•                  The increased demand for Correlant’s cable modems as the DOCSIS certified cable modem moved to mass production.

Gross Profit

The increase in gross profit dollars for fiscal 2000 as compared to fiscal 1999 was directly attributable to the increased revenues.  The increase in gross profit percentage was a result of shipping low volume and sample cable modems during fiscal 1999, which bear a higher cost than large volume cable modems.

Operating Expenses

SG&A.  The increase in SG&A expense for fiscal 2000 as compared to fiscal 1999 was due to the following factors:

•                  $9,260,000 cash transfer and exchanges between entities under common control during fiscal 2000 as compared to $1,143,000 in fiscal 1999.  Our subsidiaries, Regent and Lotus World, engaged in extensive transactions with companies owned and managed by prior management.  These transactions included advances, lease expense for the use of facilities, payroll expense for the use of employees, consulting expense, and other office expense.

•      The acquisition of Correlant;

•                  $1,355,000 increase in allowance for doubtful accounts as previously described at “Comparison of Fiscal 2001 to Fiscal 2000;” and

•      $401,000 increased amortization of deferred stock compensation.

D&A.  The increase in D&A was due to the acquisition of Correlant.  Fiscal 2000 amortization is slightly decreased from annualized fiscal 1999 amortization.  This is a result of selling 3,657,000 shares of our Correlant stock, which reduced our percentage ownership from 81% to 65%.  As a result of the ownership decrease, the associated amortization of goodwill decreased.

R&D.  The increase in R&D expense for fiscal 2000 as compared to fiscal 1999 was primarily attributable to the following factors:

•      The acquisition of Correlant;

•      $1,625,000 increased amortization of deferred stock compensation; and

•                  Increased salary expense associated with a 55% increase in headcount to support the growing demand for current and anticipated future products.

Impairment of assets.  We evaluated our long-lived assets as of June 30, 2000 and incurred an impairment of assets as described at “Comparison of Fiscal 2001 to Fiscal 2000.”  We evaluated our long-lived assets as of June 30, 1999 and concluded the carrying value of all our assets exceeded the expected future cash flows from the use of our assets.  Therefore, there was no impairment of assets during fiscal 1999.

Total other income (expense)

Our increase in net other income was primarily due to the $50,512,000 gain realized from the sale of Correlant stock slightly offset by a loss on the sale of our joint venture during fiscal 2000 as described at “Comparison of Fiscal 2001 to Fiscal 2000.”  Additionally, we sold 72% of our interest in USS Online during fiscal 2000.  Therefore, our equity earnings in affiliated entity decreased to $177,000 in fiscal 2000 from $1,075,000 in fiscal 1999.

Liquidity and Capital Resources

The following table summarizes our liquidity position and cash flows as of and for the year ended June 30, 2002 (in thousands):

As of or for The Year Ended June 30, 2002
Cash and cash equivalents	$32,647
Short-term investments	4,977
Working Capital	46,962
Cash used by operating activities	(5,799)
Cash provided by investing activities	16,217
Cash provided by financing activities	9

As of June 30, 2002, our principal source of liquidity included cash and cash equivalents and short-term investments of $37,624,000.  We used $5,799,000 to fund operating activities during fiscal 2002.  The majority of our fiscal 2002 net loss from continued operations was substantially offset by non-cash expenses including amortization of goodwill, and deferred stock compensation and impairment of assets.  The remaining cash used in operating activities was to pay vendors according to current payment terms, partially offset by a decrease in inventory and collection on accounts receivable and accounts receivable from related parties.  The largest use of operating cash was to pay down accounts payable to a related party as a result of the change in Correlant’s business model.  We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, the timing of product shipments, accounts receivable collections, inventory management and the timing of vendor payments.

For fiscal 2002, our principal investing activities included: (1) selling a controlling portion of interest in our subsidiary Arescom; (2) net sales of short-term investments; and (3) repayment of notes receivable from a related party.  Cash provided by investing activities was partially offset by capital expenditures to accommodate our expanding research and development technology infrastructure.

Cash and Working Capital Requirements

At June 30, 2002, we had working capital of $46,962,000 compared to $24,447,000 at June 30, 2001.  The increase in working capital was primarily due to the sale of our controlling interest in Arescom and the cancellation of Correlant’s line of credit, which required $5,500,000 of restricted cash.

For the 12 months following the date of this filing, our cash and working capital requirements will be primarily to fund operations as well as operations of our subsidiary, GoVideo.  This may include research and development, capital expenditures and cash acquisitions that we may undertake. We expect our cash and cash equivalents on hand and cash generated from operations will be sufficient to meet our cash requirements for the 12 months following the date of this filing. However, should our capital requirements exceed cash available from operations we cannot assure that additional sources of financing would be available to us on commercially favorable terms, or at all.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$1,808	$379	$815	$614	$—
Capital lease obligations	—	—	—	—	—
Inventory purchase obligations	—	—	—	—	—
Total contractual cash obligations	$1,808	$379	$815	$614	$—

Substantially all our operating lease obligations are building leases.

Off-Balance Sheet Arrangements

At June 30, 2002, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Business Outlook

Following the hostile takeover of the Board of Directors of the Company on June 29, 2001, new management of the Company began a thorough review of all aspects of the business operations of the Company and its subsidiaries.  Since the takeover, we have engaged in numerous transactions to restructure and refocus our business.

Since the takeover, our primary strategy for business operations has been to restructure our unprofitable businesses, acquire undervalued companies (such as GoVideo) and focus on profitable growth.  We aggressively sold, restructured or shutdown our businesses which were either not consistently generating cash from operations or which could have required future significant cash investments to become consistently cashflow positive.  As a result of this effort, we currently have one subsidiary with operations (GoVideo) and one subsidiary with no operations (Correlant) but with significant cash and other assets.  We seek to identify market opportunities that will complement current operations, create and accelerate the growth and success of GoVideo and to implement new business plans to improve the returns on these businesses.

We plan to further improve the efficiencies of our consolidated operations and accelerate growth by utilizing our competitive advantages. We believe our competitive advantages include, but are not limited to, the following:

•                  Significant experience of current management in the communications and consumer electronics industry;

•                  Business opportunities in China and Asia through the strength of our relationships with significant shareholders, including TCL.  TCL is an affiliated company of TCL International (HKSE: 1070), a leading multimedia consumer electronics product manufacturer, with a strong brand presence in China and Asia.  TCL International’s core products include televisions, mobile handsets, personal computers, audio-visual equipment as well as information technology services.  Under its highly recognized and well-established TCL brand, it is one of the strongest players in the TV and mobile handset marketplace in China. Headquartered in China, it operates a number of highly efficient manufacturing bases in Asia.  On November 3, 2003, TCL International and Thomson (Euronext Paris: 18453; NYSE: TMS) signed a memorandum of understanding to form a joint venture company named TCL-Thomson Electronics for the development, manufacturing and distribution of television sets and related products and services. The joint venture’s objectives are to consolidate its global TV leader position, offer a complete and high-quality product range from basic to high-end innovative products, address all key markets competitively by leveraging an efficient cost structure, and seize development opportunities in the fast-growing Chinese market.

•                  GoVideo brand recognition; and

•                  The ability to increase market share by introducing TCL products into the US using our subsidiary – GoVideo’s – existing distribution channels.

As we look ahead to the rest of fiscal 2004 and beyond, we are planning for growth in annual revenues as a result of revenues generated from GoVideo.  And although consumer electronics historically have lower gross margins than our past gross margins realized from cable modems and cable modem-related products, we expect gross margin dollars to increase as a result of increased revenue.  Our strategy will remain within our core competency of telecommunications and consumer electronics as we attempt to gain strength, momentum and market share in the US and abroad.

Our future results of operations and the other forward-looking statements contained in this filing, including this MD&A, involve a number of risks and uncertainties–in particular, the statements regarding plans to cultivate new businesses that complement existing consumer electronics business, revenue and gross margin.  In addition to various factors that we have discussed above, a number of other factors could cause actual results to differ materially from our expectations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

•                  Bad debt reserves.  We conduct business and extend credit based on an evaluation of our customers’ financial condition generally without requiring collateral. Exposure to losses on trade receivables is expected to vary by customer due to the financial condition of each customer. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. Delinquent notes and trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk based on historical trends and an evaluation of the impact of current and projected economic conditions.  We evaluate the past-due status of our notes and related parties and trade receivables based on contractual terms of sale. If the financial condition of our customers were to deteriorate, resulting in an impairment of ability to make payments, additional allowances may be required.

•                  Related party transactions.  We have significant related party transactions and agreements; many of which are complex.  We believe such transactions have been accounted for at fair value.  We utilized our best estimate of the value of these transactions and agreements.  Had alternative assumptions been used, the values obtained may have been different.

•                  Inventories.  Inventories consist primarily of integrated circuits and other components to be used in the manufacture of cable modems.  Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.  Due to the aforementioned change in Correlant’s business model and the timing of Correlant’s product life cycle, the inventory was fully reserved at June 30, 2002. It remained fully reserved until the shutdown of Correlant’s historical operations in the cable modem and cable modem-related market.

•                  Investments.  Our investments consist primarily of debt securities.  Investments are stated at fair value based on quoted market prices obtained from an independent banker.  Investments are classified as available-for-sale based on management’s intended use.  As of June 30, 2002 the cost of our investments approximated fair value.  Currently we do not have any equity investments in publicly traded companies.  During the period covered by this Annual Report, we held noncontrolling interests in private companies with no active market, which required fair values to be estimated.  We recorded an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). The Company will be required to adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also states the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt SFAS 146 on January 1, 2003. The adoption of SFAS 146 in not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to the Company’s product warranty liability and other guarantees.  The adoption of FIN 45 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation–Transition and Disclosure (SFAS 148), which amends SFAS 123.  SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects an entity’s accounting policy decisions with respect to stock-based employee compensation have on reported net income in both annual and interim periods. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002.  The adoption of the disclosure requirements of SFAS 148 will not have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. (FIN 46), which establishes accounting guidance for consolidation of a variable interest entity (VIE), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (Primary Beneficiary) should consolidate a VIE that functions to support the activities of the Primary Beneficiary. The Company has no contractual relationship or other business relationship with a VIE, and therefore the adoption of FIN46 will not have an effect on its financial position, results of operations, or cash flows.

In January 2003, the EITF published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 will have a material impact on its financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The Company does not expect SFAS 149 to have a material impact on its financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).  SFAS 150 represents the first phase of the FASB’s project to clarify the accounting treatment of certain instruments that possess characteristics of both liabilities and equity.  SFAS 150 generally requires that freestanding financial instruments that obligate the issuer to redeem the holders’ shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions be treated as liabilities.  The provisions of SFAS 150 are effective immediately for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, with the exception of mandatorily redeemable instruments of non-public companies, which become subject to SFAS 150 for fiscal periods beginning after December 15, 2003.  The Company does not expect SFAS 150 to impact the classification of its outstanding preferred stock instruments upon the Company’s adoption effective July 1, 2003.

Certain Factors That May Affect Future Results

Forward Looking Statements.  This Annual Report on Form 10-K contains certain statements that are forward looking within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties.  Any statements contained herein (including, without limitation, statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof), that are not statements of historical fact should be construed as forward looking statements.   All statements that address operating performance, events or developments that our management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements.  These forward-looking statements are based on our management’s current views and assumptions regarding future events and operating performance.  Many factors could cause actual results to differ materially from estimates contained in our management’s forward-looking statements including the factors listed at pages 27 - 29.   The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.  Because of these and other factors that may affect our operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

The restatement and reaudit of our financial statements and the potential for review of our financial disclosure could materially impact our business and results of operations.  Following the replacement of prior management, the new management began reviewing various transactions undertaken by old management prior to June 29, 2001.  During its preliminary investigation, new management identified certain material transactions undertaken by prior management that impact reported financial and operating results with respect to its consolidated financial statements for the fiscal years ended June 30, 2001, 2000 and 1999.  Due to the preliminary results, the Company dismissed the then existing independent accountants, hired new independent accountants and re-audited all periods under investigation.  Accordingly, the Company was unable to file its Form 10-K for the period ending June 30, 2002 until April 2004.

As a result of the restatement and reaudit of our financial statements for fiscal 2001, 2000 and 1999 and the resulting delay in filing SEC reports, the SEC or other governmental authorities may choose to review our SEC filings.  If we are required to respond to the SEC or other governmental authorities or otherwise take actions in response to, arising out of, or relating to the restatement and reaudit of our financial statements, such actions may require significant attention and resources of management and, regardless of the outcome, could materially impact our business and results of operations.

If we become subject to such heightened scrutiny, this could adversely affect investor confidence, our ability to access the capital markets and cause the trading price for our securities to decline. In addition, we cannot assure you that we will not have to further restate earnings or further revise our reports for prior periods as a result of any SEC review.  Any such restatement could further impact investor confidence, our ability to access the capital markets and the trading price of our securities.

We are exposed to the risks associated with the recent decision to cease cable modem-related business by Correlant, our subsidiary. The Company is actively seeking a viable business model for Correlant that would maximize our shareholders’ interest. Even if a viable business model is found that will correspond with Correlant’s available cash size, there is still no guarantee the model will succeed.

The Company’s business operation is facing very tough competition. The Company’s current subsidiary GoVideo plays a unique niche in a highly competitive industry: consumer electronics. This industry is empirically facing a trend of declining gross margin resulted from emerging global market and competition. While GoVideo is profitable in fiscal 2003, the competitive nature of the industry may negatively affect the Company’s earning if GoVideo is unable to quickly adapt to the technological and market changes of the industry.

We may not be able to produce sufficient quantities of our products as we obtain components from, and depend on, a limited number of key suppliers.  All of our TV and DVD player products contain one or more components that are available from a single supply source and other components that are available from limited sources.  We depend on these sources to meet our production requirements.  We do not have any long term supply contracts.  Although we do not presently anticipate a disruption in this source of supply, if it is necessary for us to obtain these key components from an alternative supplier, it could take several months before we would begin receiving adequate supplies, and during this time we would be unable to satisfy our customers’ demands.  In such event, prolonged delays could result in the cancellation of orders and the loss of customers.

Our new products may not be well accepted.  Our future success depends on GoVideo’s ability to continue to design and develop and win acceptance of its products and services, which are offered in highly competitive markets characterized by continual new product introductions, rapid development in technology, and subjective and changing consumer preferences.

The introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. As GoVideo maintains a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

Our stock price may not come back.  The Company’s stock was removed from OTC Bulletin Board as a result of the Company’s failure to timely submit the Form 10-K for the year of 2002. The current trading of the Company’s stock is sporadic and minimal and there is no established public trading market for our common stock. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Currency Risk.   Until January 31, 2002 a large portion of our business was transacted in Taiwan.  However, the functional currency of our Taiwan branch was the US dollar.  Only a small number of transactions were denominated in the Taiwan dollar and exposed to foreign currency exchange rate risk.  Subsequent to January 31, 2002, as part of the change in Correlant’s business model, we closed our Taiwan branch and all transactions are now denominated in the US dollar.  Therefore, we do not have any hedging or similar foreign currency contracts.  To date, we have not experienced any material foreign currency exchange rate gains or losses associated with transactions denominated in the Taiwan dollar and do not expect any significant changes in foreign currency exposure in the near future.

Item 8.  Financial Statements

The information required by Item 8 is included on pages F-1 to F-39.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)           The Company previously reported the dismissal of Larson, Allen, Weishair & Co. as its independent accountants and the appointment of Hein & Associates LLP (“Hein”) as its new independent accountants in current reports on Form 8-K and 8-K/A as filed with the Commission on March 26, March 27 and April 12, 2002.

The Company previously reported the dismissal of Ernst & Young LLP as the independent accountant of Correlant, a “significant subsidiary” (as defined in Rule 1-02 of Regulation S-X) of the Company, and the engagement of Hein as the new independent accountant of Correlant on April 23, 2002 as approved by the Board, in the Company’s current reports on Form 8-K and 8-K/A as filed with the Commission on April 25 and June 4, 2002.

(b)           In connection with the change in accountants referenced above, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. In connection with the change in accountants referenced above, there were no “reportable events” of the type described in Item 304(a)(1)(v).

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2002, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in internal control over financial reporting

Except as set forth below, during fiscal 2002, there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, following the replacement of prior management on June 29, 2001, new management began an extensive undertaking to review various transactions undertaken by and involving old management prior to June 29, 2001.  As a consequence of its preliminary review, effective March 25, 2002, the Company terminated its audit relationship with its then existing independent accountants and replaced such firm with new independent accountants. As previously reported, during its preliminary investigation, new management of the Company identified various transactions involving a former subsidiary and other transactions undertaken by prior management which impacted reported financial and operating results with respect to its consolidated financial statements for the fiscal years ended June 30, 2001, 2000 and 1999 and ultimately concluded that a reaudit of the financial statements for the fiscal years ended June 30, 2001, 2000 and 1999 was required. Effective July 24, 2002, the Company engaged its new independent accountants, to perform such reaudit and the Company concluded that it must restate these prior periods.  During the course of its review and investigation of various transactions undertaken by and involving old management, and its completion of such restatement and reaudit, new management of the Company has established its own systems of internal controls over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(A) Lotus Pacific Directors

The Company has five Directors elected in three separate classes. One Director serves as a Class I Director, and will serve for a term which was scheduled to expire at the 2002 Annual Meeting of stockholders, or until his successor is duly elected and qualified or until his death, resignation or removal. One director serves as a

Class II Director, and will serve for a term which was scheduled to expire at the 2003 Annual Meeting of stockholders, or until his successor is duly elected and qualified or until his death, resignation or removal. Three Directors serve as Class III Directors, and each will serve for a term which was scheduled to expire at the 2004 Annual Meeting of stockholders, or until their successors are duly elected and qualified or until their death, resignation or removal. The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 31, 2004.

Name	Age	Office
LI, Dongsheng	45	Chairman of the Board and Class III Director
YAN, Vincent Yong	41	President, Chief Executive Officer, Class II Director
LIU, James Jian	48	Class III Director
LIN, Zuoquan	40	Class I Director
LIN, Jih-Ming	52	Class III Director

Mr. Dongsheng Li was elected as a Class III Director of the Company on June 29, 2001. Mr. Li also has served as Chairman of the board of directors of the Company’s subsidiary, Correlant, since February 2003.  Mr. Li has been Chairman of the board of directors and President of TCL Corporation (formerly TCL Holdings Co., Ltd.), a People’s Republic of China company (and TCL’s parent company), since 1996. Mr. Li is also the Chairman of the board of directors of TCL International Holdings, Ltd.  Mr. Li has 20 years of experience in the telecommunication equipment and consumer electronics industry. Mr. Li holds a Bachelor degree in Engineering from South China University of Technology.

Mr. Vincent Yong Yan was elected as a Class II Director of the Company on June 29, 2001. Mr. Yan has been the President, CEO and Secretary of the Company since June 29, 2001. Mr. Yan was the CFO of the Company from June 29, 2001 until November 2002.  Mr. Yan also has served as a Vice President, director and member of the Executive Committee of the board of directors of Correlant since February 2003.  Mr. Yan has been Executive Director and Chief Financial Officer of TCL International Holdings, Ltd., a publicly traded consumer electronics and information technology company since 1999. Prior to joining TCL, Mr. Yan served as PRC Country Manager of Tulip Computers (Asia) Ltd., a subsidiary of a European computer manufacturer. Mr. Yan has over ten years of experience in the computer and consumer goods industries. Mr. Yan holds an MBA from Stanford University and a Masters degree in Computer Science from Peking University.

Mr. James Jian Liu was appointed as a Class III Director of the Company on August 6, 2001. Mr. Liu also has served as a director of Correlant since February 2003. Mr. Liu served as President of JBL International Inc., an apparel agent in New York, New York, from January 1996 to the present.  He earned his BA degree from Nanjing University, China.

Professor Zuoquan Lin was appointed as a Class I Director on March 25, 2002. Professor Lin also has served as a director of Correlant since February 2003. He is currently the Dean of the Department of Information Science, a position he has held since 1998, and is the Director of the Networking Research and Development Center at Peking University, China, having held the position since 1999. His main areas of research include computer software, artificial intelligence, network economy and management information system. Professor Lin also is currently an independent consultant in enterprise strategy and information technology. From 1995 to 1997, he was the Director of the Institute of Computer Sciences at Shantou University, China.  Professor Lin holds a Ph.D. in computer science from Bei Hang Univerity in Beijing, China.

Mr. Jih-Ming Lin was elected a Class III Director of the Company on June 29, 2001. Mr. Lin has been Vice President of Techlab Tech Inc., a Taiwanese semiconductor manufacturer, since 1998. From 1992 to 1998, Mr. Lin served as Vice President of National Advantages Computer, Inc., a computer products manufacturer. Mr. Lin has 16 years of experience in the semiconductor industry. Mr. Lin is a graduate of Defense Medical Industry in Taiwan.

(B) Lotus Pacific Executive Officers

Name	Age	Office
YAN, Vincent Yong	41	President, Chief Executive Officer, Class II Director
DAVIS, Steve	35	Chief Financial Officer

See discussion related to Mr. Yan above.

Mr. Davis was appointed as the Company’s Chief Financial Officer in March 2004 and will serve until his successor is appointed and approved.  Mr. Davis previously served as the Company’s Controller since October 2002.  Mr. Davis also has served as Vice President of Correlant since March 2003 and Chief Financial Officer of the Company’s subsidiary Opta Systems, LLC, dba GoVideo, since July 2003.  Prior to joining the Company, Mr. Davis served as Controller and Chief Financial Officer for a number of start-up or financially distressed companies including BuyGolf.com, iWear Corp and Aviation Distributors, Inc. from July 1998 until October 2002.   Prior to this Mr. Davis was with Ernst & Young LLP for eight years, from September 1990 to July 1998, most recently as Senior Manager.

None of the members of the Board of Directors or executive officers of the Company are related to one another.

(C)  Section 16(a) Beneficial Ownership Reporting Compliance

During fiscal 2002, the following directors had delayed filings of Form 3: Li Dongsheng and Vincent Yan (10 days), and James Jian Liu (20 days). The delay was due to the fact that when the current management took over the Company in June 2001, it needed time to contract a professional agent to do the filing for the Company.

The following four directors did not tender their Form 4 when their association with the Company was terminated: Robert Lo, Chris Ching, Chung-I Chiang, and William Hu.

(D) Code of Ethics

The Company has adopted a code of ethics that applies to all employees, executive officers and all members of our finance department, including the principal accounting officer.  The Company will provide a copy of our code of ethics to any person, free of charge, upon written request sent to our principal executive office.

(E)  Audit Committee

The Company has a separately designated standing Audit Committee of the Company’s Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Jian Liu and Zuoquan Lin are the members of our Audit Committee.  The Audit Committee shall represent the Board of Directors in discharging its responsibility relating to the accounting, reporting and financial practices of the Company and its subsidiaries and shall have general responsibility for surveillance of the systems of internal controls, which management and the Board of Directors have established, the performance and selection of independent auditors, and our audit and financial reporting processes.

Item 11.  Executive Compensation

The following table sets forth for the periods presented the compensation for services in all capacities to the Company of the persons who were the (i) the chief executive officer of the Company, and (ii) other executive officers of the Company who received over $100,000 in compensation during the fiscal year (collectively, the “Named Officers”).

Summary Compensation Table

	Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Vincent Y Yan (1)	2002	$120,000	—	—	—	—	—	—
President, Chief	2001	120,000	—	—	—	—	—	—
Executive Officer	2000	N/A	—	—	—	—	—	—
CFO
William G. Hu (2)	2002	N/A	—	—	—	—	—	—
CEO	2001	$120,000	—	—	—	—	—	—
	2000	N/A	—	—	—	—	—	—
Jeremy Wang (3)	2002	N/A	—	—	—	—	—	—
President	2001	$160,000	—	—	—	—	—	—
	2000	120,000	—	—	—	—	—	—
David Li	2002	N/A	—	—	—	—	—	—
CFO	2001	$120,000	$90,000	—	—	—	—	—
	2000	66,607	—	—	—	—	—	—
Hsing Chih Tuan	2002	$140,250	$4,000	—	—	—	—	—
President - Correlant	2001	165,000	5,000	—	—	—	—	—
	2000	114,045	—	—	—	—	—	—
Max Lu(4)	2002	Unknown	Unknown		—	—	—	—
President - Arescom	2001	$168,000	—	—	—	—	—	—
	2000	$163,384	—	—	—	—	—	—

(1) Vincent Yan has an employment contract with the Company signed on June 29, 2001. The contract was automatically extended for a year on June 30, 2003.

(2) Reflects annual salary paid during the portion of fiscal 2001 while employed by the Company. Employment was terminated on June 29, 2001.

(3) Reflects annual salary paid during the portion of fiscal 2001 while employed by the Company.   Employment was terminated December, 2000.

(4)  Due to the sale of Arescom, this information is unavailable for fiscal 2002.

Stock Options

No current executive officer or director of the Company holds any stock options. No stock option grants were made during fiscal 2002. No stock appreciation rights were granted during fiscal 2002.

Option Exercises and Holdings

No current Executive Officer or director of the Company holds any option, and no options were exercised during fiscal 2002.

Director Compensation

For fiscal 2002, non-employee directors of the Company were each paid $1,000 for each regular meeting of the Board of Directors which they attended and $800 for each special or committee meeting of the Board of Directors which they attended, plus, in each case, actual out-of-pocket expenses for attendance. Non-employee directors were eligible to receive an option to purchase 5,000 shares of the Company’s common stock for each fiscal year that they serve as Directors. For fiscal 2002, no directors received cash payments or stock options for their service on the Board of the Directors.

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

On June 29, 2001, the Company entered into a one-year employment agreement with Mr. Yan for the positions of President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. This agreement may be extended for successive one-year periods by the Company and Mr. Yan. For his services, Mr. Yan is paid an annual salary of $120,000 and an annual bonus to be determined in the discretion of the Special Committee of the Board of Directors of the Company. A copy of the employment contract with Vincent Yan was attached in the Company’s Form 10-K filed on October 12, 2001.  During fiscal 2002, the employment agreement entered into between the Company and Vincent Yan, CEO and President of the Company, was extended for one year without any changes.

Compensation Committee Interlocks and Insider Participation

The compensation for executive officers of the Company is reviewed and determined on an annual basis by the Compensation Committee of the Company’s Board; the Compensation Committee was approved by the Board in March 2004.  The members of the Compensation Committee, Jian Liu and Zuoquan Lin, are independent directors and are not employees of the Company.  Neither of them are or were officers or employees of Lotus Pacific or any of its subsidiaries.

Before the Compensation Committee was created, compensation was determined by three members of the Board of Directors, Jian Liu and Zuoquan Lin who are independent directors and are not employees of the Company, and Li Dongsheng, Chairman of the Board.

Stock Price Performance Graph

The line graph below compares the cumulative total shareholder return on our Lotus Pacific common stock with the cumulative total return for the Standard & Poor’s SmallCap 600 Index, and an index of peer group companies selected by us for the period from June 30, 1998 through June 30, 2002.  The graph assumes the value of the investment in our Lotus Pacific common stock and each index was $100 at June 30, 1998.  It also assumes that all dividends paid by those companies included in the indexes were reinvested.  No cash dividends have been declared on our Lotus Pacific common stock.

Comparison of 5 Year Cumulative Total Return*

Among Lotus Pacific, Inc, the Standard & Poor’s SmallCap 600 Index,

And a Peer Group

* $100 invested on June 30, 1998 in stock or index — including reinvestment of dividends.  Fiscal year ending June 30.

	June 30,
	1998	1999	2000	2001	2002
Lotus Pacific	$100.00	$103.70	$97.53	$9.38	$0.59
S&P SmallCap 600	100.00	355.35	403.57	443.72	443.15
Peer Group	100.00	80.30	151.12	13.01	2.97

The peer group is composed of the publicly-traded common stock of two companies that sell cable modems and cable-modem related equipment.  We believe the peer group is representative of the industry in which our most significant subsidiary, Correlant, operated during the years presented in this report.  Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of March 31, 2004 by (i) all persons who are beneficial owners of five percent or more of the Company’s Common Stock, (ii) the Company’s executive officers named in the Summary Compensation Table above, (iii) each director and nominee for director of the Company, and (iv) all current executive officers and directors as a group as of March 31, 2004:

	Shares of Stock Beneficially Owned (1)	Percentage of Class (1)
Lotus International Holdings Ltd.(2) Suite 13 First Fl., Oliaji Trade Center Francis Rachel Street Victoria, Mahe Republic Of Seychelle	12,000,000	35.3%
TCL Industries Holdings (HK) Ltd.(3) 13/F TCL Tower 8 Tai Chung Road Tsuen Wan, Hong Kong	9,606,671	17.4%
LI, Dongsheng	—	—
YAN, Vincent Yong	—	—
LIU, James Jiam	—	—
LIN, Zuoquan	—	—
LIN, Jih-Ming	—	—
DAVIS, Steve	—	—
All directors and executive officers as a group (consisting of 6 persons)	—	—

(1) All information is as of February 29, 2004 and was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based solely upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission.

(2) Lotus International Holdings Ltd. is controlled by TCL Industries Holdings (HK) Ltd.

(3) TCL Industries Holdings (HK) Ltd. is an affiliate of TCL Holdings Group.

Item 13.  Certain Relationships and Related Transactions

To the knowledge of the Company, during fiscal 2002, Lotus Pacific had no related party transactions of the kind described in Item 404 of Regulation S-K.

Subsequent to fiscal 2002, Lotus Pacific entered into the following transactions required to be reported under Item 404 of Regulation S-K:

Effective January 30, 2003, Lotus Pacific and TCL, a Lotus Pacific stockholder with holdings of greater than 10% of Lotus Pacific’s outstanding shares, settled all disputes with prior independent accountants of the Company concerning their audits of the Company for fiscal 2001 and prior. The prior auditors deny that they are liable for any damages to Lotus Pacific, but consented to the settlement to avoid the costs of litigation.  Pursuant to an agreement dated March 24, 2003 between Lotus Pacific and TCL, Lotus Pacific and TCL agreed on the allocation of the settlement funds, whereby TCL Industries received $6,500,000 in cash, Lotus Pacific received $3,500,000 in cash and Lotus Pacific will be entitled to receive up to an additional $3,500,000 in cash held in an escrow account, plus interest accrued therein.  In connection with the agreement, Lotus Pacific and TCL agreed to forbear from bringing claims against each other with respect to the allocation of funds or otherwise.

On September 30, 2003, Lotus Pacific sold its entire equity interest in TCL Digital to TCL Information for a cash price of approximately $5,600,000 US dollars.   The Company invested $5,280,000 US dollars to acquire the sold equity in TCL Digital. TCL Information is an affiliate of TCL, a stockholder of the Company.  Li Dongsheng and Vincent Yan, directors of the Company, are directors and officers of TCL International, a publicly traded company on the Hong Kong Stock Exchange (HKSE: 1070.HK), an affiliate of TCL.

On February 17, 2003, the Lotus Pacific Board of Directors approved the repurchase of approximately 623,000 shares of Lotus Pacific common stock at $0.30 per share from Gordon Lum.  Mr. Lum was appointed as a Class II Director of the Company on August 6, 2001.  In connection with the stock repurchase, Mr. Lum resigned from the Board of Directors.

Item 14 – Principal Accounting Fees and Services

The following is a summary of the fees billed to us by Hein for professional services rendered from the date Hein was engaged.  Hein was engaged March 25, 2002 to audit the year ended June 30, 2002 and July 24, 2002 for the reaudit of the years ended June 30, 2001, 2000 and 1999.

Fee Category	Six months ended December 31, 2003	Year ended June 30, 2003	Year ended June 30, 2002
Audit fees	$133,000	$476,000	$21,000
Audit-related fees	7,000	15,000	7,000
Tax fees	54,000	93,000	1,000
All other fees	—	—	—

Audit Fees. Consists of fees billed for professional services rendered for the audit and restatement of our consolidated financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided by Hein in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, mergers and acquisitions, and international tax planning.

Policy Related to Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.  Our Audit Committee’s has a policy of pre-approving all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this report.
1.	Financial Statements

		(i)	Report of Hein & Associates LLP, Independent Auditors

		(ii)	Consolidated Balance Sheets.

		(iii)	Consolidated Statements of Operations.

		(iv)	Consolidated Statements of Stockholders’ Equity.

		(v)	Consolidated Statements of Cash Flows.

		(vi)	Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

	3.	Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Certificate of Amendment of Certificate of Incorporation dated as May 25, 1999	Incorporated by reference to Exhibit 3.1 to Form 10/A, filed June 17, 1999
3.2	Certificate of Amendment of Certificate of Incorporation dated as June 15, 1998	Incorporated by reference to Exhibit 3.1 to Form 10, filed October 27, 1998
3.3	Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.2 to Form 10, filed October 27, 1998
3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to Form 10-K, filed October 13, 2000
3.5	Amendment to Bylaws	Incorporated by reference to Exhibit 99.1 to Form 8K, filed July 2, 2001
10.1	2000 Equity Incentive Plan	Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed April 4, 2000
10.2	Agreement dated September 30, 2000, between the registrant and TurboNet Communications (now Correlant Communications, Inc.)	Incorporated by reference to Exhibit 10.10 to Form 10-K, filed October 13, 2000
10.3	Lotus Pacific Inc., Executive Employment Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed October 15, 2001
10.4	Opta Systems, LLC dba GoVideo Executive Employment Agreement	Filed herewith
10.5	Exchange Agreement between Registrant and ARESCOM Inc. dated December 11, 2001	Filed herewith
10.6	Stock Purchase Agreement between Registrant and Solomon Extreme International Ltd. dated December 11, 2001	Filed herewith
10.7	Acquisition Agreement of TCL Digital dated January 18, 2003	Filed herewith
10.8	Opta LLC Interest Purchase Agreement between Registrant and Carmco	Filed herewith

Investment, LLC, dated April 17, 2003
10.9	Sale agreement of TCL Digital dated December 20,2003	Filed herewith
10.10	Current Lease – GoVideo Office Lease	Filed herewith
10.11	Current Lease – Go Video Lease for Commercial Space	Filed herewith
16.1	Letter re Change in Certifying Accountant	Incorporated by reference to Exhibit 16.1 to Form 8-K, filed April 12, 2002
16.2	Letter re Change in Certifying Accountant	Incorporated by reference to Exhibit 16.2 to Form 8-K, filed June 4, 2002
21	List of Subsidiaries	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b)  Reports on Form 8-K.

During the fourth quarter ended June 30, 2002, the registrant filed the following reports on Form 8-K:

• Form 8-K/A Amendment No. 2 as filed April 12, 2002, regarding changes in Registrant’s independent accountants.

• Form 8-K as filed April 24, 2002, regarding changes in the independent accountants for Correlant.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ YAN, Vincent Yong	President, Chief Executive Officer, Director	April 15, 2004
YAN, Vincent Yong

/s/ DAVIS, Steve	Chief Financial Officer (Principal Accounting Officer)	April 15, 2004
DAVIS, Steve

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LI, Dongsheng	Chairman of the Board	April 15, 2004
LI Dongsheng.

/s/ YAN, Vincent Yong	President, Chief Executive Officer, Director	April 15, 2004
YAN, Vincent Yong.

/s/ LIU, Jian	Director	April 15, 2004
LIU, Jian

/s/ LIN, Zouquan	Director	April 15, 2004
LIN, Zouquan

Item 8.    RESTATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 8 have been revised to reflect the reaudit of the years ended June 30, 2001, 2000 and 1999, which occurred subsequent to the filing of the Company’s Form 10-K for the year ended June 30, 2001.  See further discussion and details at Note 2 – Restatement of Previously Issued Financial Statements and Delays in Reporting.

Financial Statement Schedules:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Lotus Pacific, Inc.

We have audited the accompanying consolidated balance sheets of Lotus Pacific, Inc. and subsidiaries as of June 30, 2002, 2001, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Except as explained in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to audit the financial information of one of the Company’s significant subsidiaries that is consolidated in the June 30, 2001, 2000, and 1999 financial statements as discontinued operations because the subsidiary would not provide the necessary information to allow us to complete the audits.  Due to the subsidiary’s lack of cooperation, we were unable to satisfy ourselves about the subsidiary’s account balances by means of other auditing procedures.

Because of the matter discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the consolidated financial statements for the years June 30, 2001, 2000, and 1999.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of June 30, 2001, 2000, and 1999 and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years then ended have been restated.

In our opinion, the June 30, 2002 consolidated financial statements present fairly, in all material respects, the financial position of Lotus Pacific, Inc. and subsidiaries as of June 30, 2002, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ HEIN & ASSOCIATES LLP
Orange County, California

November 20, 2003

LOTUS PACIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30
	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)

ASSETS

Current assets:
Cash and cash equivalents	$32,647	$22,220	$23,224	$24,697
Short-term investments	4,977	4,237	—	—
Accounts receivable, net	281	5,504	9,016	—
Accounts receivable, related parties	7,075	14,822	5,654	2,569
Inventories, net	—	6,482	636	131
Due from related parties	—	—	2,981	24,253
Notes and interest receivable from related parties, net	3,522	3,300	10,560	—
Notes receivable	—	2,784	—	—
Income tax receivable	3,201	1,682	—	—
Deferred income tax asset	—	1,997	—	—
Prepaid expenses and other current assets	265	149	1,181	151
Current assets of discontinued operations	—	19,417	20,449	267
Total current assets	51,968	82,594	73,701	52,068

Restricted cash	—	5,500	300	90
Property and equipment, net	1,323	2,151	1,628	698
Goodwill	—	46,386	65,493	96,781
Investment in affiliated entity, at cost plus equity in undistributed earnings	—	—	—	9,232
Investment in related party, at cost	—	—	686	—
Other assets	51	—	378	22
Non-current assets of discontinued operations	—	1,614	1,156	567
	$53,342	$138,245	$143,342	$159,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable to related parties	$247	$26,072	$17,984	$3,744
Accounts payable and accrued expenses	4,759	5,462	1,583	814
Due to related parties	—	—	—	21,795
Notes payable	—	—	—	22,906
Income tax payable	—	366	12,871	21
Current liabilities of discontinued operations	—	26,247	18,475	950
Total current liabilities	5,006	58,147	50,913	50,230

Commitments and contingencies (Note 16)

Non-controlling interest in subsidiaries	11,776	25,770	8,699	14,427

Stockholders’ equity:
Preferred stock Series A, $.001 par value: 100 shares authorized, 4 shares issued and outstanding at June 30, 2002, 2001, 2000 and 1999; $10 per share liquestion preference	—	—	—	—
Common stock, $.001 par value: 100,000 shares authorized, 64,233, 64,233, 64,231, and 61,759 shares issued and outstanding at June 30, 2002, 2001, 2000 and 1999	64	64	64	62
Additional paid-in capital	137,816	136,529	129,525	116,502
Stock warrants	—	80	80	80
Less: treasury stock at cost, 733 shares at June 30, 2002, 2001 and 2000	(9,797)	(9,797)	(9,797)	—
Accumulated deficit	(91,523)	(72,548)	(36,142)	(21,843)
Total stockholders’ equity	36,560	54,328	83,730	94,801
	$53,342	$138,245	$143,342	$159,458

The accompanying notes are an integral part of these consolidated financial statements.

LOTUS PACIFIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended June 30,
	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Revenues:
Products	$5,090	$78,121	$20,474	$—
Products – related party	50,416	183,845	51,365	3,733
Other – related party	374	1,226	—	—
Total revenues	55,880	263,192	71,839	3,733

Cost of revenues:
Products	5,395	62,695	15,474	—
Products – related party	44,546	164,013	41,758	3,270
Write down of inventory to lower of cost or market	—	3,893	—	—
Total cost of revenues	49,941	230,601	57,232	3,270

Gross profit	5,939	32,591	14,607	463

Operating expenses:
Selling, general and administrative (includes amounts to related parties of $46, $3, $9,260 and $1,143, respectively)	4,700	13,151	16,132	3,835
Depreciation and amortization	12,782	12,460	14,763	3,796
Research and development	9,977	16,695	7,479	711
Impairment of assets	20,071	—	3,486	—
Total operating expenses	47,530	42,306	41,860	8,342

Loss from operations	(41,591)	(9,715)	(27,253)	(7,879)

Other income (expense):
Gain on sale of investments	—	3,560	50,512	—
Loss on sale of interest in joint venture	—	—	(4,254)	—
Interest income	851	920	561	56
Interest expense	(65)	(24)	(644)	(60)
Equity in earnings of affiliated entity	—	—	177	1,075
Other	(148)	(7,393)	72	13
Total other income (expense), net	638	(2,937)	46,424	1,084
Income (loss) from continuing operations before income taxes and non-controlling interest	(40,953)	(12,652)	19,171	(6,795)
Provision (benefit) for income taxes	(3,181)	(6,434)	21,099	9
Loss from continuing operations before non-controlling interest	(37,772)	(6,218)	(1,928)	(6,804)

Non-controlling interest in income (loss) of consolidated subsidiaries	1,243	(1,215)	(321)	198

Loss from continuing operations	(36,529)	(7,433)	(2,249)	(6,606)

Discontinued operations, net of tax:
Gain on sale of discontinued operations, including applicable tax benefit of ($1,802)	16,765	—	—	—
Gain (loss) on discontinued operations, less applicable tax	789	(28,973)	(12,050)	(2,769)
Total gain (loss) from discontinued operations, net of tax	17,554	(28,973)	(12,050)	(2,769)

Net loss	$(18,975)	$(36,406)	$(14,299)	$(9,375)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.57)	$(0.12)	$(0.04)	$(0.13)
Gain (loss) on discontinued operations	0.27	(0.45)	(0.19)	(0.05)
Net loss	$(0.30)	$(0.57)	$(0.23)	$(0.18)

Weighted average common shares outstanding – basic and diluted	64,233	64,232	62,469	51,657

The accompanying notes are an integral part of these consolidated financial statements.

LOTUS PACIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Stock Warrants	Treasury Stock	Earnings Accumulated Deficit	Total Stockholders’ Equity *
	Shares	Amount	Shares	Amount
Balances at June 30, 1998, as previously reported	4	$—	47,386	$48	$38,708	$80	$—	$(2,961)	$35,875
Prior period adjustment	—	—	—	—	(29,031)	—	—	(7,756)	(36,787)
Balances at June 30, 1998, as adjusted	4	—	47,386	48	9,677	80	—	(10,717)	(912)
Issuance of Common Stock in a private placement	—	—	408	—	2,164	—	—	—	2,164
Issuance of Common Stock for purchase of subsidiaries	—	—	15,043	15	108,155	—	—	—	108,170
Reduction in Common Stock outstanding for shares held by majority owned company	—	—	(1,078)	(1)	(3,494)	—	—	—	(3,495)
Distribution to entity under common control	—	—	—	—	—	—	—	(1,751)	(1,751)
Net loss	—	—	—	—	—	—	—	(9,375)	(9,375)
Balances at June 30, 1999	4	—	61,759	62	116,502	80	—	(21,843)	94,801
Issuance of common stock in exchange for subsidiary preferred stock	—	—	2,250	2	5,998	—	—	—	6,000
Issuance of Common Stock upon conversion of subsidiary stock	—	—	77	—	554	—	—	—	554
Issuance of stock by subsidiary	—	—	—	—	1,185	—	—	—	1,185
Compensation expense recognized by subsidiaries upon issuance of options and warrants	—	—	—	—	1,792	—	—	—	1,792
Repurchase of common stock from subsidiary	—	—	(733)	(1)	—	—	(9,797)	—	(9,798)
Increase in common stock outstanding for shares held by majority owned company that was sold	—	—	878	1	3,494	—	—	—	3,495
Net loss	—	—	—	—	—	—	—	(14,299)	(14,299)
Balance at June 30, 2000	4	—	64,231	64	129,525	80	(9,797)	(36,142)	83,730
Issuance of Common Stock upon conversion of subsidiary stock	—	—	2	—	18	—	—	—	18
Issuance of stock by subsidiary	—	—	—	—	41	—	—	—	41
Compensation expense recognized by subsidiaries upon issuance of options and warrants	—	—	—	—	6,945	—	—	—	6,945
Net loss	—	—	—	—	—	—	—	(36,406)	(36,406)
Balance at June 30, 2001	4	—	64,233	64	136,529	80	(9,797)	(72,548)	54,328
Issuance of stock by subsidiary	—	—	—	—	4	—	—	—	4
Compensation expense recognized by subsidiaries upon issuance of options and warrants	—	—	—	—	1,203	—	—	—	1,203
Expiration of stock warrants	—	—	—	—	80	(80)	—	—	—
Net loss	—	—	—	—	—	—	—	(18,975)	(18,975)
Balance at June 30, 2002	4	$—	64,233	$64	$137,816	$—	$(9,797)	$(91,523)	$36,560

The accompanying notes are an integral part of these consolidated financial statements.

LOTUS PACIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Operating activities
Loss from continuing operations	$(36,529)	$(7,433)	$(2,249)	$(6,606)
Income (loss) from discontinued operations	17,554	(28,973)	(12,050)	(2,769)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization-continuing operations	12,782	12,460	14,763	3,796
Depreciation and amortization-discontinued operations	2,702	5,404	5,466	1,367
Reserve for uncollectible receivables	44	4,477	1,355	—
Reserve for obsolete and excess inventories	—	3,893	—	—
Stock compensation recorded by subsidiary-continuing operations	1,657	9,189	2,027	—
Stock compensation recorded by subsidiary-discontinued operations	—	47	—	—
Loss (gain) on sale of property and equipment	—	(10)	19	—
Gain on sale of investments	(14,963)	(3,560)	(50,512)	—
Loss on sale of joint venture	—	—	4,254	—
Equity in earnings of affiliated entity	—	—	(177)	(1,075)
Impairment of assets	20,071	—	3,486	—
Non-controlling interest in income (loss) of subsidiaries	(1,243)	1,215	321	(198)
Change in deferred tax assets	1,997	(1,997)	—	—
Changes in operating assets and liabilities:
Accounts receivable,	5,180	727	(9,016)	—
Accounts receivable, related parties	7,747	(9,169)	(3,084)	(2,130)
Inventories	6,483	(9,739)	(506)	(49)
Notes and interest receivable from related parties	—	(79)	(55)
Notes receivable	2,784	—	—	—
Income tax receivable	(1,520)	(1,681)	—	—
Prepaid expenses and other assets	(117)	1,032	(1,029)	(132)
Assets of discontinued operations	3,307	574	(20,772)	2,699
Other non current assets	(51)	367	(356)	—
Accounts payable to related parties	(25,825)	8,089	14,240	3,351
Accounts payable and accrued expenses	(702)	3,882	768	85
Income tax payable	(366)	(12,504)	12,850	21
Liabilities of discontinued operations	(6,791)	7,772	17,525	504
Cash used by operating activities	(5,799)	(16,017)	(22,732)	(1,136)

Investing activities
Advances to related parties	(10)	—	(12,808)	(28,026)
Payments received on advances to related parties	—	2,981	34,079	5,351
Issuance of notes receivable, related parties	—	(300)	(11,300)	—
Payments received on notes receivable, related parties	1,980	7,560	—	—
Purchase of property and equipment	(502)	(1,486)	(1,828)	(168)
Proceeds from sale of property and equipment	—	80	—	—
Cash acquired (forfeited) with subsidiary purchase (sale)	—	(484)	—	502
Investment in joint venture	—	—	(4,814)	—
Investment in stock of affiliated entity	—	—	(686)	(2,990)
Proceeds from sale of investments	10,000	2,858	62,165	—
Payment of non-controlling interest on dissolution of subsidiary	(11)	—	—	—
Purchase of short-term investments	(26,723)	(9,437)	(210)	—
Proceeds from sale of short-term investments	31,483	—	—	—
Cash provided (used) by investing activities	16,217	1,772	64,598	(25,331)

Financing activities
Proceeds from advances from related parties	—	—	—	21,795
Payments on advances from related parties	—	—	(21,795)	(120)
Proceeds from notes payable	—	—	—	22,900
Payments of notes payable	—	—	(22,906)	(8)
Proceeds from issuance of common stock	—	—	—	2,164
Proceeds from issuance of stock by subsidiaries	9	13,241	1,362	1,465
Cash provided (used) by financing activities	9	13,241	(43,339)	48,196

Increase (decrease) in cash and cash equivalents	10,427	(1,004)	(1,473)	21,729

Cash and cash equivalents at beginning of year	22,220	23,224	24,697	2,968

Cash and cash equivalents at end of year	$32,647	$22,220	$23,224	$24,697

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$89	$—	$961	$—
Income taxes	$614	$7,416	$8,251	$—
Non-cash investing and financing activities
Acquisition of subsidiary stock with issuance of stock	$—	$18	$6,554	$108,170
Distribution to entity under common control	$—	$—	$—	$1,751
Repurchase of common stock in exchange for investment in affiliate	$—	$—	$9,798	$—
Sale of investment for note payable	$—	$—	$560	$—
Conversion of trade receivable to note receivable	$—	$2,784	$—	$—
Transfer of restricted cash to short-term investment	$5,500	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LOTUS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business and Background

Description of Business

Lotus Pacific, Inc. (“LPFC”, “Lotus” or “Company”), a Delaware corporation, is a holding company whose operations are conducted through its subsidiaries. Lotus develops, manages, and operates emerging communications and consumer electronics companies, focusing on developing next generation consumer electronics and communication products. Lotus provides its subsidiaries with capital and strategic infrastructure services.

In April 1997, the Company formed Richtime Far East Ltd., (“Richtime”) a garment import and export business in Hong Kong.  Richtime received customer orders from Europe and North America, and contracted the orders to garment manufacturers mainly in Nanjing, Jiangsu, China.  It then shipped the products overseas. In March 1998, the Company set up a new subsidiary LPF International (“LPF”) to expand the apparel business in the US and transferred all equity interest in Richtime into LPF.  On September 30, 1998 the Company sold LPF and Richtime.  See Note 4.

In April and May 1997, the Company acquired 70% of the common stock of Regent Electronics Corporation (“Regent”). In June 1997, Regent acquired Amiga-based, multimedia technology related assets and rights from Rightiming Electronics Corporation (“Rightiming”). See Notes 2 and 4.  On June 26, 2001, the Company spun-off Regent to Regent’s management.  See Note 4.

In February 1999, the Company acquired 100% of Professional Market Brokerage, Inc. (“PMB”), a Chicago-based financial trading firm that provides online trading services and 100% of US Securities & Futures Corp. (“USSF”), a full service brokerage firm in New York, NY. In June 1999, the Company created USS Online, Inc., (“USS Online”) a wholly-owned subsidiary, and transferred all of its ownership interests in each of USSF and PMB to USS Online to run those two financial service subsidiaries. In February 2000, the Company sold 72% of its ownership in USS Online.  See Note 5.

In March 1999, the Company acquired 94.5% of the issued and outstanding common shares of Correlant Communications, Inc. (formerly TurboNet Communications, Inc.) (“Correlant”), representing an 81% ownership interest in Correlant.  See Note 4.  Based in San Diego, California, Correlant designed, developed and marketed telecommunications products to cable operators, network service providers, and communications network users in the United States and Asian countries.

In March 1999, the Company acquired 77% of the issued and outstanding common shares of Arescom, Inc. (“Arescom”).  See Note 4.  Based in Fremont, California, Arescom designs, manufactures and markets a broad range of high quality remote access products, such as routers and remote managing software, and other inter-networking equipment for Internet Service Providers (“ISP”), resellers, and system integrators in the North America market.  In December 2001, the Company sold approximately 92% of its investment in Arescom, representing 65% of the outstanding securities of Arescom to an unrelated third party.  See Note 4.

On April 22, 1999, the Company organized Lotus World, Inc. (“Lotus World”) to offer Auction Live, an online auction service, to international clients.  In May 2002, the Company dissolved Lotus World.  See Note 4.

On November 13, 2000, the Company established a wholly-owned subsidiary, Acumen Technology, Inc. (“Acumen”), incorporated in the state of Delaware and in December 2000, the Company transferred all of the capital stock it held in Correlant and Arescom to Acumen. Other than it’s holdings of the Correlant and Arescom stock, Acumen had no material independent operations.  In December 2001, Acumen was merged into Lotus and all the assets and liabilities of Acumen were absorbed by the Company.

In June 2001, Acumen formed Lotus Pacific Communications Technology (Beijing) Co., Ltd. (“Beijing Lotus”), a wholly-owned subsidiary, to support business activity in Beijing.  Beijing Lotus has no material independent operations.

On June 29, 2001, a majority of the Company’s stockholders, led by T.C.L. Industries Holdings (H.K.) Limited (“TCL Industries”), were successful in their hostile consent solicitation to gain control of the Company and to replace prior management and Board of Directors of the Company.   On June 29, 2001, new directors and officers were appointed and the then existing directors and officers were immediately terminated.

Following the hostile takeover of the Board of Directors of the Company on June 29, 2001, new management of the Company, began a thorough review of all aspects of the business operations of the Company and its subsidiaries and has engaged in numerous transactions to reorganize the Company’s business.  Under new management, the Company’s primary strategy for business operations has been to reorganize its unprofitable businesses, acquire undervalued or underutilized companies and focus on profitable growth.  The Company has moved aggressively to sell, reorganize or shutdown its businesses which were either not operating profitably or may have required significant future cash investment.

As of June 30, 2002, Lotus had one operating subsidiary, Correlant. In February 2003, Lotus, as majority stockholder of Correlant, appointed four new members to the Board of Directors of Correlant, effectively taking control of Correlant’s Board of Directors. Prior to this, Lotus Pacific had only one representative on Correlant’s Board of Directors and did not control Correlant’s Board or its operations.  Immediately thereafter, the Board of Directors created a new Executive Committee of the Board, comprised of two members who are also Lotus Pacific employees, to act on behalf of the Board of Directors and oversee Correlant’s management and operations.  In July 2003, Harold Tuan, President, Chief Executive Officer and co-founder of Correlant resigned as a director of Correlant and no longer serves as President and CEO of Correlant.  In October 2003 Gordon Lum, VP of Engineering, Secretary, and co-founder of Correlant resigned as director of Correlant and no longer serves as VP of Engineering and Secretary. In connection with their resignations, the Company entered into Employment Separation and Consulting Agreements with both Mr. Tuan and Mr. Lum. See Note 16. Upon recommendation of its consultants, following Mr. Tuan’s and Mr. Lum’s resignations, Correlant began a substantial reduction in its workforce and operations to reduce operating expenses, reducing the number of Correlant employees from 34 as of August 1, 2003 to 18 employees as of December 23, 2003.  As a result of declining margins and demand for its products, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem business effective December 23, 2003. As part of the wind down, Correlant intends to sell or license current technology.  Correlant’s wind down was substantially completed by March 31, 2004.  Correlant will continue to explore either acquiring or investing in other businesses to utilize its assets.

In January 2003, the Company entered into an agreement to form a joint venture with Beijing Youbang Online Electronics Technology Co., Ltd. (“Youbang”), TCL Computer Technology Co., Ltd. (“TCL Computer”), an affiliate of TCL Industries and all the equity holders of Youbang, pursuant to which the Company acquired a 50% interest in a new joint venture which will own substantially all of Youbang’s operations. Pursuant to the agreement, all of Youbang’s assets, other than real estate, were transferred to a newly formed Beijing, China joint venture company named TCL Digital Technologies, Ltd., and operates as a computer notebook manufacturing company in China. The Company will contribute 50% of the total investment amount or approximately $5,240,000, payable in three installments. At the time, the investment was part of the Company’s business strategy to seek businesses to maximize the Company’s growth potential based on its assets. However, shortly after it began running the joint, the Company deemed the joint venture’s business model did not fit with the Company’s long-term business strategy, and diverted management resources from the operations of other subsidiaries, notably Opta Systems, LLC, a Delaware limited liability company (“Opta Systems” or “GoVideo”), as discussed below.  In September 2003, the Company entered into an agreement with TCL Information Technology Industrial (Group) Ltd, an affiliate of TCL Industries whereby the Company sold its 50% interest in TCL Digital for an aggregate amount of $5,604,000, of which $1,842,000 was applied to repay the sum payable under the promissory note dated August 18, 2003 issued by the Company in favor of TCL International Holdings Limited (“TCL Holdings”), TCL Industries parent company and the balance of $3,762,000 was paid to the Company. At the date of the sale, the Company had invested $3,418,000 representing the first two installments of the total investment.

In April 2003, the Company loaned $5,986,000 to Opta Systems, which was used, in addition to a deposit of $250,000 paid by Opta Systems to complete its purchase of substantially all assets and assumption of certain liabilities of a product line known as “GoVideo” from SONICblue Incorporated, a Delaware corporation (NASDAQ: SBLU), and Sensory Science Corporation, a Delaware corporation and wholly-owned subsidiary of SONICblue, pursuant to a purchase agreement and an order issued by the United States Bankruptcy Court, Northern District of California, San Jose Division overseeing SONICblue’s bankruptcy case.

Immediately subsequent to Opta System’s purchase of the GoVideo product line, the Company purchased 100% of the outstanding membership interests of Opta Systems from Carmco Investments, LLC, a Connecticut limited liability company (“Carmco”) for $420,000, representing the return of the $250,000 deposit used in the acquisition of the GoVideo product line and $170,000 for related transaction fees and expenses. In addition, Lotus agreed to pay up to an additional $200,000 for legal fees incurred by Carmco and an additional $100,000 if certain significant vendors continued their relationship with Opta Systems through October 2003.  Subsequent to the closing, the Company paid an additional $294,000 in connection with these items.  In connection with this agreement, the $5,986,000 originally loaned to Opta Systems was converted to a capital contribution, resulting in a total purchase price, including actual out-of-pocket expenses of approximately $6,770,000.  In October 2003, the purchase price was reduced by $962,000 based on the Purchase Price Adjustment as defined in the Asset Purchase Agreement, resulting in an adjusted purchase price of $5,808,000. The $962,000 was refunded to GoVideo and is recorded as a note payable to Lotus Pacific.  The following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed on the date of acquisition:

Accounts Receivable	$2,959,000
Inventory	1,361,000
Equipment	814,000
Intangibles not subject to amortization	4,215,000
Current liabilities	(3,541,000)

Purchase price of net assets acquired	$5,808,000

The amount allocated to intangibles includes $2,420,000 allocated to the GoVideo Tradename, for the acquisition cost of the tradename used to market the GoVideo products and goodwill of $1,795,000, representing the excess of the cost of the acquired company over the fair value of the net assets at the date of acquisition.  The GoVideo Tradename and goodwill are not being amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets as the lives have been determined to be indefinite. For income tax purposes, the entire amount of the goodwill is deductible.

Opta Systems dba GoVideo, (GoVideo) established in 1984, designs and manufactures product lines in the consumer electronics industry, including digital video disc (“DVD”) players, portable DVD, DVD-Video Cassette Recorder (“VCR”) Combo, the Dual-Deck™ VCR, DVD Recorder, DVD Recorder + VCR, and LCD TV. Go Video holds various patents covering Dual-Deck technology as well as other electronics products and systems. Go Video was purchased as part of the Company’s strategic direction of investing in companies which will benefit from the Company’s strategic relationships with Asian consumer electronic manufacturers.  Go Video’s potential for growth under the Company’s ownership, the low price due to liquidation of assets prior to the bankruptcy and the established brandname were the primary reasons for the purchase of Go Video at a price resulting in goodwill being recognized.  As of December 31, 2003, Go Video is the sole operating subsidiary of the Company. Opta Systems was acquired after fiscal 2002, and as such its results of operations are not included in the consolidated financial statements presented herein.

The Company will continue to identify market opportunities that will create and accelerate the growth and success of its subsidiary companies and to implement new business plans to improve the returns on these businesses.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned and majority-owned subsidiaries.

Note 2 – Restatement of Previously Issued Financial Statements and Delays in Reporting

As disclosed above in Note 1, a majority of the Company’s stockholders, led by TCL, were successful in their hostile consent solicitation to gain control of the Company and to replace prior management and Board of Directors of the Company.

Following the replacement of prior management, the new management began reviewing various transactions undertaken by old management prior to June 29, 2001.  During its preliminary investigation, new management of the Company identified certain material transactions undertaken by prior management that impact reported financial and operating results with respect to its consolidated financial statements for the fiscal years ended June 30, 2001, 2000 and 1999.  Due to the preliminary results, the Company dismissed the then existing auditors, hired new auditors and re-audited all periods under investigation.  Accordingly, Lotus was unable to file its Form 10-K for the period ending June 30, 2002 until April 2004.

On January 30, 2003, the Company and TCL Industries, a stockholder of the Company with holdings of greater than 10% of the Company’s outstanding shares, settled all disputes with the prior auditors concerning their audits of the Company for fiscal 2001 and prior. The prior auditors deny that they are liable for any damages to Lotus, but consented to the settlement to avoid the costs of litigation.  Pursuant to an agreement dated March 24, 2003 between the Company and TCL Industries, the Company and TCL Industries agreed on the allocation of the settlement funds, whereby TCL Industries received $6,500,000 in cash, the Company received $3,500,000 in cash and the Company will be entitled to receive up to $3,500,000 in cash held in an escrow account, plus interest accrued therein.  In connection with the agreement, Lotus and TCL agreed to forbear from bringing claims against each other with respect to the allocation of funds or otherwise.

Disclaimer of Audit Opinion - The Company’s auditors were unable to audit the financial statements of Arescom, a significant subsidiary, during the years ended June 30, 2001, 2000, and 1999, because the subsidiary would not provide the necessary information to allow the auditors to complete the audits.  Due to the subsidiary’s lack of cooperation, the Company’s auditors were unable to attain satisfaction about the subsidiary’s account balances by means of other auditing procedures.  As a result, the Company’s auditors did not express an opinion on the consolidated financial statements for the years June 30, 2001, 2000, and 1999.

During the re-audit, errors, irregularities and the misapplication of certain accounting principles and practices were identified.  The Company corrected the accounting errors, irregularities and misapplied accounting principles in its Consolidated Financial Statements.  As a result of the foregoing, the Company restated its financial statements for the three years ended June 30, 2001.  The effects of the restatement on periods prior to 1999 are reflected as a prior period adjustment.

The following tables present the impact of the restatement adjustments on the Company’s previously reported 2001, 2000 and 1999 results on a condensed basis (in thousands, except per share data):

	As of or for the year ended June 30,
	2001		2000		1999
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Operations:
Total revenues	$294,987	$263,192	$95,496	$71,839	$42,507	$3,733
Total cost of revenues	271,839	230,601	78,885	57,232	37,711	3,270
Selling, general and administrative, including depreciation and amortiation	64,573	25,611	83,042	30,895	10,645	7,631
Research and development	17,249	16,695	14,698	7,479	2,215	711
Impairment of assets	—	—	—	3,486	—	—
Total other income (expense), net	657	(2,937)	37,224	46,424	551	1,084
Provision (benefit) for income taxes	4,960	(6,434)	10,663	21,099	—	9
Non-controlling interest in income (loss) of consolidated subsidiaries	1,229	(1,215)	3,713	(321)	409	198
Loss from continuing operations	(61,748)	(7,433)	(50,855)	(2,249)	(7,104)	(6,606)
Loss on discontinued operations, net	—	(28,973)	—	(12,050)	(53)	(2,769)
Net loss	$(61,748)	$(36,406)	$(50,855)	$(14,299)	$(7,157)	$(9,375)
Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.96)	$(0.12)	$(0.80)	$(0.04)	$(0.14)	$(0.13)
Gain (loss) on discontinued operations	—	(0.45)	—	(0.19)	(0.01)	(0.05)
Net loss	$(0.96)	$(0.57)	$(0.80)	$(0.23)	$(0.15)	$(0.18)

Balance Sheet:
Cash and cash equivalents	$29,231	$22,220	$27,942	$23,224	$30,779	$24,697
Accounts receivable, net	12,772	5,504	19,535	9,016	27,656	—
Amounts due from related parties, net	14,822	18,122	5,654	19,195	—	26,822
Other current assets	23,450	17,331	14,808	1,817	5,548	282
Current assets of discontinued operations	—	19,417	—	20,449	—	267
Property and equipment, net	3,598	2,151	2,810	1,628	1,869	698
Goodwill, net	43,031	46,386	64,577	65,493	128,157	96,781
Total other non-current assets	13,054	5,500	17,235	1,364	13,754	9,344
Long term assets of discontinued operations	—	1,614	—	1,156	—	567
Total assets	$139,958	$138,245	$152,561	$143,342	$207,763	$159,458

Amounts due to related party	$25,949	$26,072	$15,262	$17,984	$—	$25,539
Accounts payable and accrued expenses	32,571	5,462	19,233	1,583	8,950	814
Current liabilities of discontinued operations	—	26,247	—	18,475	—	950
Total other current liabilities	446	366	5,212	12,871	44,891	22,927
Total other long term liabilities	—	—	—	—	—	—
Non-controlling interest in subsidiaries	18,454	25,770	6,426	8,699	8,512	14,427
Total stockholders’ equity	62,538	54,328	106,428	83,730	145,410	94,801
Total liabilities and stockholders’ equity	$139,958	$138,245	$152,561	$143,342	$207,763	$159,458

Discontinued Operations - In December 2001, the Company sold approximately 92% of its investment in Arescom, representing 65% of the outstanding securities of Arescom to an unrelated third party, thus reducing its remaining ownership in Arescom to approximately 6%.   As previously reported, Arescom was not classified as discontinued operations.  In the restated financial statements, Arescom has been reflected as a component of discontinued operations and all years have been reclassified to reflect this presentation.  See Note 4.

Set forth below is a summary of the material restatement and prior period adjustments included in the restatement of the previously issued financial statements, each of which is an “error” within the meaning of the Accounting Principles Board (APB) 20, Accounting Changes (APB 20).

Revenue Recognition

During fiscal 2000, 1999, and 1998, Regent and Lotus originally recorded sales of approximately $9,503,000, $38,609,000, and $6,155,000 respectively.  Based on evidence reviewed by current management and results of the re-audit, it was determined that the transactions recorded as sales transactions for Lotus and Regent during fiscal 2000, 1999, and 1998 were actually transfers of cash amongst entities under common control.  Therefore, the sales and cost of sales for the years were reversed and the actual cash transferred amongst the entities was classified in the balance sheet as Due from Related Parties.  As a result of this restatement adjustment, net sales were reduced by $9,503,000, $38,609,000, and $6,155,000 for fiscal 2000, 1999, and 1998, respectively and cost of sales were reduced by $8,756,000, $34,677,000, and $3,409,000,  respectively resulting in an increase to net loss of $747,000, $3,932,000, and $2,746,000, respectively. The amounts from fiscal 1998 are reflected as a prior period adjustment.

Transfers and Exchanges between Entities Under Common Control

In 1997, Regent acquired patents and equipment from Rightiming for $5,000,000 and 8,000,000 shares of Regent stock originally valued at $2,400,000, which was determined to be the fair value of the stock at the date of acquisition, for total consideration of $7,400,000.  During the re-audit, it was determined that Rightiming and Regent were entities under common control.  As such, the assets should have been valued at the historical cost of Rightiming, which was $2,400,000.  In addition, it was determined that the patents and research and development equipment acquired from Rightiming had no value as the technology acquired was never utilized.  As a result, the assets were written off prior to fiscal 1999.

In September 1997, the Company issued 6,000,000 shares of its common stock to Rightiming in exchange for 6,000,000 shares of the common stock of its majority-owned subsidiary Regent held by Rightiming. This transaction was originally valued at $30,000,000, based on the value of the Company’s stock at the date of the transaction. During the re-audit, it was determined that since Rightiming and Regent were entities under common control, the transactions should have been recorded at the book value of Regent, which was $1,532,000.

In February 1999, the Company acquired all of the outstanding securities of USSF from Travelway International (Travelway), the sole shareholder of USSF. Based on the re-audit it was determined that Travelway was a Company owned and controlled by the same investors as the Company, and as a result, the Company and Travelway were deemed to be under common control at the time of the transaction.  As a result, the transaction was recorded at the book value of the assets acquired of $4,220,000 with the difference between the fair value and the book value of $1,751,000 treated as a distribution.   See Note 5.

In February 2000, the Company sold 72% of its interest in USS Online to Travelway, in exchange for the return of 733,000 shares of the Company’s common stock.  The shares were originally valued at $7,058,000, based on the fair value of the Company’s common stock, which resulted in a loss of $4,122,000. Based on the re-audit it was determined that the sale of USS Online to Travelway by the Company was deemed to be a sale of a company under common control.  As a result, the sale should have been recorded at the book value of the assets sold, resulting in no gain or loss.  See Note 5.

Accounting for Investments in Consolidated Subsidiaries

In March 1999, the Company acquired an 81% ownership interest in Correlant and Arescom.  During the re-audit it was noted the total purchase price of Correlant and Arescom, calculated at the acquisition date, included a total of 1,708,000 shares that were contingently issuable.  As the Company was not able to determine at the acquisition date if these shares would be issued, the shares should not be shown as outstanding securities at the date of acquisition. Instead, the shares should be issued as the contingencies are lifted. In addition, the price per share of the Company’s stock issued in the acquisitions was not calculated in accordance with the Acquisition Agreements.  See Note 4.

Additionally, the acquisition of Correlant was incorrectly accounted for due to the treatment of the preferred stock outstanding at the date of acquisition.  As the Company did not acquire any of the preferred stock of Correlant, and the preferred stock has liquidation preference, the preferred stock is deducted from the net book value at the date of the acquisition.  However, as originally reported, the preferred stock was not deducted from the net book value resulting in an assumption that the Company purchased 81% of the preferred stock instead of allocating it to non-controlling interest.

As originally reported, the Company estimated the goodwill associated with the acquisition of Correlant and Arescom had an estimated 10-year life.  However, during the re-audit, management believed 10 years was not reasonable, as both Correlant and Arescom were relatively new, with a new rapidly changing technology.  Based on management’s knowledge of Correlant and Arescom and the estimated lives used by companies in similar industries during this same time period, management believes five years is a more realistic estimated life of the goodwill.

Stock Held by a Subsidiary

At June 30, 1999, two of the Company’s subsidiaries held shares of the Company’s common stock.  As originally reported, the stock was accounted for as treasury stock and was valued based on the value of the Company’s stock.  During the re-audit, it was determined the value of the stock in treasury should be based on the cost of the shares owned rather than the value of the Company’s stock at year-end.

Stock Exchange

In February 1998, Regent issued 1,500,000 shares of preferred stock and a warrant for the subscription of an additional $6,000,000 worth of common stock to H&Q Asia Pacific Limited and Asia Pacific Growth Funds (“H&Q”) for $6,000,000.  In connection with this transaction, Lotus Pacific entered into a Share Exchange Agreement with H&Q, giving H&Q the right to exchange any or all of these Regent shares for Lotus Pacific shares at the rate of 1.5 Lotus shares for each 1 Regent share.

In April 2000, H&Q exercised its option under the Share Exchange Agreement.  As a result, the Company issued 2,250,000 shares of the Company’s common stock in exchange for 1,500,000 preferred shares of Regent.  The Company originally valued this transaction based on the fair value of the common stock issued at the date of the transaction, which resulted in a value of $21,234,000 and additional goodwill of $21,232,000.  As originally reported,, the goodwill was deemed impaired as of June 30, 2000, and was written off.  During the re-audit it was determined that the agreement for the exchange of shares was negotiated as part of the original agreement and the exchange in April 2000 was done in accordance with the original agreement.  As such, it was determined the exchange was analogous to the conversion feature on a debt or equity security, and as a result, there is no gain or loss recorded.  Thus, at the time of the exchange, the Company acquired an additional investment in Regent that should have been recorded at the value that the Regent shares were originally acquired. The reaudit adjustment resulted in a decrease in the net loss originally reported for fiscal 2000 of $21,234,000.

Sale of Subsidiary Stock

On September 30, 1998, the Company sold all its ownership in LPF and Richtime, including all assets and liabilities, to Clarinet Overseas Ltd., a related party, for a total of $2,500,000 in cash, which was less than the Company’s investment.  The Company originally recorded a loss in fiscal 1999 of $591,000 on the sale of the investment.  However, during the re-audit, the investment was deemed to be impaired as of June 30, 1998 and the investment was reduced by $591,000, which is recorded as a prior period adjustment. See Note 4.

During October 2000, the Company sold 656,000 shares of Correlant common stock to various unrelated parties.  Although the Correlant shares were transferred to the parties, the Company did not receive any of the proceeds.  The Company investigated the transaction and was unable to recover the funds, and as a result the Company recorded a loss of $2,266,000 during fiscal 2001. See Note 4. This transaction was not reflected in the original filings.

In January 2001, the Company agreed to refund $7,100,000 to several investors who purchased shares of Correlant common stock during fiscal 2000.  As previously disclosed in the original fillings, the refund increased goodwill by $6,858,000.  However, during the re-audit it was determined that although the Company refunded the $7,100,000, the shares were never returned to the Company.  The Company investigated the transaction and was unable to recover the funds, and as a result, the $7,100,000 has been expensed. See Note 4.

During July 2000, the Company sold 300,000 shares of Arescom stock for total proceeds of $1,500,000.  In December 2000, the Company agreed to refund the $1,500,000 received in connection with the sale of Arescom stock.  The Company refunded the $1,500,000, however the shares were never returned to the Company.  The Company investigated the transaction and was unable to recover the funds.  As a result, the $1,500,000 has been expensed.  See Note 4. This transaction was not reflected in the original filings.

Related Party Transactions

Material related party transactions were not properly disclosed under Statement of Financial Accounting Standards (SFAS) Statement 57, Related Party Disclosures (SFAS 57).  See Notes 4, 5, 6, 7, 12 and 13.

Note 3 – Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Lotus and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Subsidiaries in which Lotus owns at least 50% are consolidated, except for investments in which control is deemed to be temporary, in which case the equity method of accouting is used.  Equity investments in which Lotus owns at least 20% of the voting securities are accounted for using the equity method, except for investments in which the Company is not able to exercise significant influence over the investee, in which case, the cost method of accounting is used.  The cost method of accounting is used for all investments in which Lotus owns less than 20%.

Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of inventory valuation, allowance for doubtful accounts, goodwill and long-lived asset impairments, valuation allowances on deferred income taxes, the potential outcome of future tax consequences of events recognized in our financial statements or tax returns, and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Foreign Operations

The functional currency of the Company is the U.S. dollar.  Any accounts denominated in a currency other than the U.S. dollar are re-measured and resultant gains and losses are recorded in the Company’s consolidated statement of operations.  Foreign currency transaction gains and losses are also included in the Company’s consolidated statement of operations.  The Company recorded transaction gains (losses) in fiscal 2002, 2001, 2000 and 1999 of $(161,000), $147,000, $50,000, and $12,000, respectively, which are recorded in other income (expense) on the consolidated statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments, which include debt securities with remaining maturities when acquired of three months or less and are stated at cost, which approximates market.

Short-Term Investments

The Company accounts for short-term investments in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), and classifies investments as available-for-sale in accordance with that standard.  Available-for-sale securities are carried at cost, which approximates fair value.  As of June 30, 2002 and 2001, unrealized holding gains and losses on securities classified as available-for-sale were not material.

As of June 30, 2002 and 2001, short-term investments consist of corporate debt securities with maturity dates of less than one year.

Fair Value of Financial Instruments

The estimated fair values of all financial instruments on the Company’s balance sheets were determined by using available market information and appropriate valuation methodologies.  Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than a forced liquidation.  However, considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  The Company does not have any off balance sheet financial instruments.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements: cash and equivalents, trade accounts receivable, notes receivable, trade accounts payable and certain other current liability amounts are reported in the balance sheet at carrying value which approximates fair value due to the short-term maturities of these instruments.

Pledged Assets

During fiscal 2001, Correlant entered into a security agreement with a bank, whereby Correlant agreed to pledge approximately $5,500,000 in connection with the collateralization of a line-of-credit.  The cash pledged in connection with the agreement is included in the consolidated balance sheets as restricted cash.  The security agreement was cancelled as of June 30, 2002.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below.

Financial instruments that subject the Company to credit risk consist of cash balances maintained in excess of federal depository insurance limits and accounts receivable, which have no collateral or security.  The Company maintains several cash accounts with 4 financial institutions.  As of June 30, 2002, 2001, 2000 and 1999, the Company had combined balances of $31,504,000, $11,729,000, $14,964,000, and $23,227,000,respectively, which were not guaranteed by Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

A relatively small number of customers account for a significant percentage of the Company’s revenues.  The percentage of revenues derived from significant customers is detailed as follows:

	Year ended June 30,
	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Toshiba (Related party, see Note 13)	54%	67%	68%	100%
TurboComm (Related party, see Note 13)	37	3	3	—
Terayon	8	13	11	—
COM21	—	11	13	—

Accounts receivable from these customers totaled $7,335,000, $21,142,000, $13,251,000 and $2,569,000 at June 30, 2002, 2001, 2000 and 1999, respectively.

Allowance for Doubtful Accounts

Notes and related parties and trade accounts receivable are recorded at net realizable value. The Company records interest income on interest-bearing loans receivable using an appropriate rate of interest over the life of the loan. Related fees and/or costs are deferred and amortized over the life of the loan using the interest method.

The Company does business and extends credit based on an evaluation of the customers’ financial condition generally without requiring collateral. Exposure to losses on trade receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

Interest income accruals are suspended for interest-bearing loans receivable that are in default during the period of time that collectibility is uncertain. Payments received on nonaccrual loans are first applied against any accrued interest balance outstanding. Once collectibility is considered to be certain, interest income accruals are resumed.

Delinquent notes and trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its notes and related parties and trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of ability to make payments, additional allowances may be required. There was no activity in the allowance for doubtful accounts except during those fiscal years shown below (in thousands):

Year ended June 30,	Beginning Balance	Expense/ (Recovery)	Write off and other	Ending Balance
Allowance – Accounts receivable:
2002	$—	$44	$—	$44
Allowance – Notes and interest receivable, related party:
2002	$1,734	$—	$—	$1,734
2001 (Restated)	1,355	4,477	(4,098)	1,734
2000 (Restated)	—	1,355	—	1,355

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  Inventories are comprised of raw materials, primarily integrated circuits and other electronic components, to be used in the manufacture of cable modems and CMTS units.  The Company provides inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions.  There was no activity in the allowance for obsolete and excess inventory except during those fiscal years shown below (in thousands):

Year ended June 30,	Beginning Balance	Expense/ (Recovery)	Write off and other	Ending Balance
2002	$3,811	$—	$3,211	$600
2001 (Restated)	—	3,893	(82)	3,811

Shipping and Handling Charges

The Company includes costs of shipping and handling billed to customers in revenue and the related expense of shipping and handling costs is included in cost of sales.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation expense is provided using the straight-line method over the estimated useful lives of the assets, which range from 18 months to 5 years.  Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease period.

Depreciation expense totaled $1,329,000, $871,000, $500,000 and $69,000 for the years ended June 30, 2002, 2001, 2000 and 1999, respectively.

Impairment of Long-Lived Assets

The Company adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) during the quarter ended December 31, 2001. This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of (SFAS 121), and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 provides a single accounting model for disposal of long-lived assets. SFAS 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The broadened definition of discontinued operations with SFAS 144 has affected the presentation and disclosure of our results of operations for the year ended 2002 and prior years presented for comparison. In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

During fiscal 2000, the Company recorded a charge of $3,106,000 relating to the impairment of its 28% investment in USS Online (See Note 5) and a charge of $380,000 relating to the impairment of property and equipment of Lotus World.

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements.  Other intangible assets will continue to be amortized over their useful lives.  The Company adopted the new rules on accounting for goodwill and other intangibles for the year ended June 30, 2002.  As part of its annual review of financial results, the Company noted indicators that the carrying value of its goodwill may not be recoverable.  The impairment review was performed due to the prolonged economic downturn affecting Correlant’s operations and revenue forecasts. As the Company determined the continued decline in market conditions within Correlant’s industry was significant and prolonged, the Company evaluated the recoverability of its goodwill associated with Correlant.  Based on the annual testing performed at June 30, 2002, the Company recorded a goodwill impairment charge of $20,071,000 in fiscal 2002.

The following table summarizes the activity in the Company’s goodwill account associated with all acquisitions and dispositions (in thousands):

	Correlant	Arescom	Total
Purchase of subsidiary	$74,545	$27,330	$101,875
Amortization expense, year ended June 30, 1999	(3,727)	(1,367)	(5,094)
Balance at June 30, 1999	70,818	25,963	96,781
Acquisition of additional stock of subsidiary	554	—	554
Sale of investment	(12,113)	—	(12,113)
Amortization expense, year ended June 30, 2000	(14,263)	(5,466)	(19,729)
Balance at June 30, 2000	44,996	20,497	65,493
Acquisition of additional stock of subsidiary	18	—	18
Sale of investment	(1,901)	(231)	(2,132)
Amortization expense, year ended June 30, 2001	(11,589)	(5,404)	(16,993)
Balance at June 30, 2001	31,524	14,862	46,386
Sale of investment	—	(11,180)	(11,180)
Amortization fiscal 2002	(11,453)	(2,702)	(14,155)
Impairment charge	(20,071)	(980)	(21,051)
Balance at June 30, 2002	$—	$—	$—

Correlant amortization and impairment charge is included in loss from continuing operations.  Arescom amortization and impairment charge is included with gain (loss) on discontinued operations and gain on sale of discontinued operations, respectively.

Warranty Reserves

As of June 30, 2002, the Company does not provide a warranty for its products, primarily the cable modem and CMTS.  The warranty liability for defective products is the responsibility of the Company’s third-party manufacturer.

Treasury Stock

Treasury stock is recorded at cost. In the event of subsequent reissue, the treasury stock account will be reduced by the cost of such stock on the average cost basis with any excess proceeds credited to additional paid-in capital.

Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, Reporting Comprehensive Income. Other comprehensive income would include unrealized gains (losses) on marketable securities and foreign currency translation adjustments. The Company did not have any significant other comprehensive income at June 30, 2002, 2001, 2000 and 1999.

Revenue Recognition

The Company sells cable modems, CMTS and, in certain instances, the Media Access Controller (MAC), a key component of the cable modem.  The Company developed and owns the proprietary technology used in the MAC.  However, the manufacturing of both the MAC and the cable modem is outsourced to manufacturers.  Cable modem and CMTS revenue is recognized upon shipment of the completed unit to the customer.  In addition to supplying the MAC to the cable modem manufacturer for use in Correlant cable modems, the Company also sells the MAC for use by the cable modem manufacturer in non-Correlant products.  MAC revenue is recognized upon passage of title of the MAC for use by the cable modem manufacturer in its own product.

Contract services revenue is recognized over the term of the contract.

Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations. Under APB 25 and the intrinsic value method, the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant or, in the case of the Company’s employee stock purchase plans since the plans are non-compensatory, no compensation expense is recognized.

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation awards, and recognized expense over the applicable award vesting period (in thousands, except per share amounts):

	Years ended June 30,
	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Net loss, as reported	$(18,975)	$(36,406)	$(14,299)	$(9,375)
Add: Stock-based employee compensation expense included in reported net loss	1,657	9,189	2,027	—
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,470)	(10,924)	(2,533)	(72)
Pro-forma net loss	$(20,788)	$(38,141)	$(14,805)	$(9,447)

Basic and diluted net loss per share, as reported	$(0.30)	$(0.57)	$(0.23)	$(0.18)

Pro-forma basic and diluted net loss per share	$(0.32)	$(0.59)	$(0.24)	$(0.18)

These numbers do not include Arescom as this detail was unavailable.  See Note 2.  The pro-forma effect for the years presented is not likely to be representative of the pro-forma effect on reported net income or loss in future years because these amounts reflect less than four years of vesting.

The Company’s assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company’s stock option plan are included in Note 14.

Research and Development Costs

Costs incurred in connection with research and development are charged to operations as incurred.

Advertising Costs

Advertising costs include payroll, employee benefits, and other headcount-related costs as well as expenses related to advertising, promotions and tradeshows, and are expensed as incurred. Advertising expense included in continuing operations was $9,000, $38,000, $440,000 and $45,000 in fiscal 2002, 2001, 2000 and 1999, respectively.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  There were no employee stock options or common stock warrants outstanding as of June 30, 2002.  There were 9,090,000 employee stock options and common stock warrants outstanding as of June 30, 2001, 2000 and 1999, respectively, and 1,134,000, 1,551,000, 1,602,000 and 775,000 for shares contingently issuable in connection with share exchange agreements (See Note 4), as of June 30, 2002, 2001, 2000, and 1999, respectively, which were not considered in calculating basic and diluted net loss per common share as their effect would be anti-dilutive. As a result, for all periods presented, the Company’s basic and diluted net loss per share are the same.

The following table computes basic and diluted net loss per share (in thousands, except per share amounts):

	Years ended June 30,
	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Numerator:
Loss from continuing operations	$(36,529)	$(7,433)	$(2,249)	$(6,606)
Total gain (loss) from discontinued operations	17,554	(28,973)	(12,050)	(2,769)
Net loss	$(18,975)	$(36,406)	$(14,299)	$(9,375)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.57)	$(0.12)	$(0.04)	$(0.13)
Gain (loss) on discontinued operations	0.27	(0.45)	(0.19)	(0.05)
Net loss	$(0.30)	$(0.57)	$(0.23)	$(0.18)

Denominator:
Common shares outstanding – basic and diluted	64,233	64,232	62,469	51,657

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). The Company will be required to adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also states the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt SFAS 146 on January 1, 2003. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to the Company’s product warranty liability and other guarantees.  The adoption of FIN 45 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148), which amends SFAS 123.  SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects an entity’s accounting policy decisions with respect to stock-based employee compensation have on reported net income in both annual and interim periods. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002.  The adoption of the disclosure requirements of SFAS 148 will not have a material effect on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 establishes accounting guidance for consolidation of a variable interest entity (VIE), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (Primary Beneficiary) should consolidate a VIE that functions to support the activities of the Primary Beneficiary. The Company has no contractual relationship or other business relationship with a VIE, and therefore the adoption of FIN46 will not have an effect on its financial position, results of operations, or cash flows.

In January 2003, the EITF published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 will have a material impact on its financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The Company does not expect SFAS 149 to have a material impact on its financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).  SFAS 150 represents the first phase of the FASB’s project to clarify the accounting treatment of certain instruments that possess characteristics of both liabilities and equity.  SFAS 150 generally requires that freestanding financial instruments that obligate the issuer to redeem the holders’ shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions be treated as liabilities.  The provisions of SFAS 150 are effective immediately for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, with the exception of mandatorily redeemable instruments of non-public companies, which become subject to SFAS 150 for fiscal periods beginning after December 15, 2003.  The Company does not expect SFAS 150 to impact the classification of its outstanding preferred stock instruments upon the Company’s adoption effective July 1, 2003.

Note 4 – Acquisitions and Dispositions – Majority Owned Subsidiaries

LPF International Corp. and Richtime Far East, Ltd.

On September 30, 1998, the Company sold all of its ownership in LPF and Richtime, including all assets and liabilities, to Clarinet Overseas Ltd., a related party, for a total of $2,500,000 in cash, which was less than the Company’s investment.  As a result, the investment was deemed to be impaired as of June 30, 1998 and the investment was reduced to the sales price. Therefore, there was no gain or loss recognized at the time of the sale. The operations from LPF and Richtime through the date of the sale are included in Gain (Loss) from Discontinued Operations on the Consolidated Income Statement for fiscal 1999.

Correlant Communications, Inc.

On March 31, 1999, the Company entered into a share exchange agreement which provided for the acquisition of 94.5% of the issued and outstanding common shares of Correlant, representing an 81% ownership interest in Correlant, in consideration for the issuance of 9,657,000 common shares valued at $7.21 per share plus contingently issuable shares of up to 1,435,000.  The contingent shares will be issued as Correlant options specified in the agreement are exercised.  For each option exercised, 81% of such shares were to be transferred to Lotus in exchange for 0.5364 shares of Lotus common stock for each share of Correlant stock transferred.  Due to the nature of the contingent consideration, the Company cannot reasonably determine that the additional shares will be issued. Accordingly, pursuant to the provisions of APB 16, the contingent consideration is not recorded until such determination can be reasonably made.  At the acquisition date, the excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $74,545,000 and was assigned to goodwill.  During fiscal 2001 and 2000, the Company recorded an additional $18,000 and $554,000, respectively as additional goodwill as a result of the issuance of 79,000 of the contingently issuable shares

At the purchase date, Lotus’s stock was restricted and could not be sold until Correlant achieved sales of $30,000,000 and net income before income taxes of $6,000,000. Effective August 31, 2000, the restrictions were removed.

In April 2000, as part of the Correlant acquisition agreement, Lotus provided Correlant with $10,000,000 of non-interest bearing convertible debt financing.  All such debt was converted into 10,000 shares of Series D preferred stock on September 30, 2000.  Series D convertible preferred stock has a liquidation preference over the common stockholders of $1,000 per share and has rights pari passu with the other series of preferred stock.  In the event the proceeds available for distribution are insufficient to pay all Correlant preferred shareholders the full amount of the liquidation preference, the available proceeds shall be distributed ratably among Correlant’s preferred shareholders.

From December 1999 through March 2000, the Company sold 3,657,000 of its shares in Correlant to various third parties, for total proceeds of $73,135,000.  In connection with the sale of the Correlant shares, the Company paid commissions totaling $10,970,000 or 15% of the proceeds received to Hywin Investments Limited (Hywin) and related entities, which were related parties.  The Company recorded a gain of $50,512,000 on the disposition.  This sale reduced the Company’s ownership in Correlant to 76% of the outstanding common stock, representing a 65% ownership interest.

During October 2000, the Company sold 656,000 shares of Correlant common stock to various unrelated parties.  Although the Correlant shares were transferred to the parties, the Company did not receive any of the proceeds. The Company investigated the transaction and was unable to recover the funds, and as a result the Company recorded a loss of $2,266,000 during fiscal 2001.   The sale reduced the Company’s ownership in Correlant to 73% of the outstanding common stock representing a 62% ownership interest.

In January 2001, the Company agreed to refund $7,100,000 to several investors that purchased a total of 355,000 shares of Correlant common stock during fiscal 2000.  The Company refunded the $7,100,000 to Hywin, who was to return the funds to the individual investors.  In connection with the refund, Hywin refunded $1,065,000 of commissions relating to the shares to be returned.  However, the shares were never returned to the Company.  The Company investigated the transaction and was unable to recover the funds, and as a result, the $6,035,000 was expensed by the Company and is included in Other income (expense) in the consolidated statement of operations.

Arescom

On March 31, 1999, the Company entered into a share exchange agreement which provided for the acquisition of 81% of the issued and outstanding common shares of Arescom in consideration for the issuance of 3,886,000 common shares valued at $7.25 per share plus contingently issuable shares of up to 273,000.  The contingent shares will be issued as Arescom options specified in the agreement are exercised.  For each option exercised, 81% of such shares were to be transferred to Lotus in exchange for 0.02915 shares of Lotus common stock for each share of Arescom stock transferred.  Due to the nature of the contingent consideration, the Company cannot reasonably determine that the additional shares will be issued. Accordingly, pursuant to the provisions of APB 16, the contingent consideration is not recorded until such determination can be reasonably made.  At the acquisition date, the excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $27,330,000 and was assigned to goodwill.  The Company has not issued any contingently issuable shares.

At the purchase date, Lotus’s stock was restricted and could not be sold until Arescom achieved sales of $15,000,000 and net income before income taxes of $3,000,000.

During July 2000, Lotus sold, to unrelated parties, 300,000 shares of Arescom stock for total proceeds of $1,500,000.  Pursuant to the terms of the agreement, the number of Arescom shares purchased would be adjusted based on the occurrence of an initial public offering of Arescom.  In connection with the sale, Lotus recorded a gain of $1,269,000 during fiscal 2001.  On January 31, 2002, the agreements were amended to delete the section related to the adjustment to the number of shares purchased.  As consideration for this, the Company issued an additional 150,000 shares of Arescom stock to the parties. Since the investment had no value at the time the shares were issued, there was no gain or loss recorded for the issuance of the additional shares.

In December 2000, the Company agreed to refund the $1,500,000 received in connection with the sale of Arescom stock.  The amount refunded to the Company’s attorney was to be returned to the individual investors.  However, the funds were not returned to the investors and the shares were never returned to the Company.  The Company investigated the transaction and as a result, filed a claim against the individual. See Note 16.  However, as the Company was unable to recover the funds, the $1,500,000 was expensed by the Company and is included in Other income (expense) in the consolidated statement of operations.

Effective December 18, 2001, Lotus sold, to an unrelated party approximately 92% of its investment in Arescom, representing 65% of the outstanding securities of Arescom for $10,000,000.  In connection with this agreement, the Share Exchange and related Agreements from March 1999 were terminated thus eliminating the restrictions on the Company’s common stock issued to Arescom shareholders and the Company was released from all liability as a guarantor of Arescom’s indebtedness to an unrelated third party.  In addition, the Company and Arescom entered into an exchange agreement, whereby the Company forgave $13,235,000 due from Arescom in exchange for a new promissory note for the principal sum of $2,192,000 (See Note 10) and 11,000 shares of subordinated preferred stock of Arescom.  The Company determined that there was no value associated with the 11,000 shares of subordinated preferred stock of Arescom.  Immediately following the sale of its majority interest in Arescom, the Company determined that the value of its remaining 6% interest in Arescom was impaired.  The Company recognized a net gain of $16,765,000, which includes a tax benefit of $1,802,000, on the sale, exchange of the debt and impairment of the remaining value of its investment.  The sale of Arescom and its related operating results have been excluded from the results from continuing operations and classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144.

As discussed in Note 2, the Company’s auditors were unable to audit the financial statements of Arescom, a significant subsidiary, during the years ended June 30, 2001, 2000, and 1999, as the subsidiary would not provide the necessary information to allow the auditors to complete the audits.  Due to the subsidiary’s lack of cooperation, the Company’s auditors were unable to attain satisfaction about the subsidiary’s account balances by means of other auditing procedures.  As a result, the Company’s auditors did not express an opinion on the consolidated financial statements for the years June 30, 2001, 2000, and 1999.

The following is a summary of the results of discontinued operations relating to Arescom for the years ended June 30, 2002, 2001, 2000 and 1999:

	Years ended June 30,
	2002	2001	2000	1999
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$38,200	$31,086	$13,716	$162
Cost of revenues	27,295	39,503	13,905	109
Gross profit	10,905	(8,417)	(189)	53

Operating expenses
General and administrative	7,342	14,999	6,387	1,402
Amortization	2,702	5,404	5,466	1,367

Loss from operations	861	(28,820)	(12,042)	(2,716)
Other income (expense)	(72)	(153)	(8)	—
Loss on discontinued operations	$789	$(28,973)	$(12,050)	$(2,716)

The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations:

	Years ended June 30,
	2001	2000	1999
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Cash	$2,288	$4,718	$4
Cash, restricted	140	—	—
Accounts receivable	3,079	4,096	200
Inventories	13,686	11,281	—
Prepaid expenses	224	354	63
Total current assets of discontinued operations	19,417	20,449	267

Property and equipment	1,288	802	483
Other assets	326	354	84
Total long-term assets of discontinued operations	1,614	1,156	567
Total assets of discontinued operations	$21,031	$21,605	$834

LIABILITIES
Short-term borrowings	$3,000	$2,778	$196
Customer deposits	1,520	—	—
Accounts payable	16,359	15,076	682
Other accrued liabilities	5,368	621	72
Total liabilities of discontinued operations	$26,247	$18,475	$950

In September 2003, the Company sold its remaining 6% interest in Arescom.  See Note 10.  On the sale date, the 6% ownership interest in Arescom had no value.

Lotus World, Inc

On April 22, 1999, Lotus organized Lotus World and invested $1,000,000.  On March 12, 2002, the Company and Lotus World entered into an Asset Purchase and Assignment and Assumption Agreement with Avtech Technology, whereby the Company assigned its rights to certain contracts and related intangibles to Avtech in exchange for Avtech’s assumption of all of the Lotus World’s obligations under the contracts assigned.  There was no gain or loss associated with the transaction with Avtech.  In connection with the agreement, Avtech agreed to pay the Company a consulting fee of $4,125 per month through December 2002.  Subsequent to the completion of the transaction, the Company dissolved Lotus World.

Regent Electronics

On June 26, 2001, the Company entered into an Acquisition Agreement with the management of Regent providing for the transfer by the Company of its 93% ownership of the outstanding shares of capital stock of Regent to the Management of Regent. As consideration for the transfer of these shares to Regent’s management, Regent management agreed to pay the Company $1 and 50% of the earnings generated by Regent starting from the date of the agreement until the aggregated payment reaches $15,000,000.  To date the Company has not received anything from Regent as Regent has had no earnings. In connection with the spin-off of Regent, the Company forgave amounts due from Regent in the amount of $4,098,000.   The Company recorded a net loss of $213,000 from the spin-off of Regent and forgiveness of the debt.

Note 5 – Acquisitions and Dispositions – Equity Method Investees

USS Online, Inc.

On February 23, 1999, Lotus acquired all of the outstanding securities of PMB for $240,000 cash and 500,000 shares of Lotus’s common stock with a total value of $3,471,000.  Subsequent to the acquisition date, Lotus invested an additional 500,000 shares of its common stock with a total value of $3,471,000.

On February 23, 1999, the Company acquired all of the outstanding securities of USSF for $2,500,000 and 500,000 shares of the Company common stock valued at $3,471,000 issued to Travelway, the sole shareholder of USSF, plus an additional investment of $250,000. Travelway was a company owned and controlled by the same investors as the Company and as a result, the Company and Travelway were under common control at the time of the transaction.  As a result, the transaction was recorded at the book value of the assets acquired of $4,220,000 with the difference between the fair value and the book value of $1,751,000 treated as a distribution.

On June 28, 1999, Lotus formed USS Online to which it contributed all of the stock of PMB and USSF. As of June 30, 1999, PMB and USSF owned 1,078,000 shares of the Company’s common stock, which is included in the Company’s treasury stock.

On February 7, 2000, the Company sold 72% of its ownership in USS Online to Travelway, in exchange for 733,000 shares of Lotus stock held by Travelway.  The sale was deemed to be a sale of a company under common control due to the same ownership of the Company and Travelway, and thus was recorded at the book value of the assets sold, which totaled $9,798,000.  The Company accounts for the 733,000 shares of its common stock received as treasury stock and 878,000 shares of the Company’s shares held by PMB and USSF were deemed reissued and shown as outstanding.

As the Company owned a majority interest in USS Online and its subsidiaries for less than one year, it was determined that control was temporary, and the investment is recorded using the equity method for fiscal 1999. As of June 30, 2000, the remaining 28% investment in USS Online was considered impaired and written off.

Note 6 – Acquisitions and Dispositions – Cost Method Investees

During fiscal 2000, the Company purchased shares of stock of TurboComm Technology, (“TurboComm”) Correlant’s supplier and related party (See Note 13), for a total of $686,000 from an existing shareholder of TurboComm.  The number of shares acquired represented a small percentage of TurboComm, and thus the investment was carried at cost.  This investment was disposed of in fiscal 2001 through the sale to another shareholder in TurboComm for total proceeds of $1,358,000, resulting in a gain of $672,000.

Note 7 – Joint Venture

On June 28, 1999 Lotus entered into an agreement with TCL Holdings (BVI) Co., Ltd. to establish TCL International (U.S.), Inc., a 50-50 joint venture. At June 30, 2002, TCL Holdings (BVI) Co., Ltd.’s parent company owned 14.6% of the Company’s outstanding common stock.  During fiscal 2000 the Company invested $4,814,000 in the joint venture. The purpose of the joint venture was to develop and market a set top box (“STB”) for the China market.  The STB accessed the Internet via a television and was marketed to households with no computer Internet access.  Once the STB was installed, the joint venture planned to provide Internet access for a monthly fee.  However, since technology for computer Internet access was deployed so quickly in China, there was virtually no demand for the STB once the joint venture completed the product development.  As such, the joint venture ceased operations.  On June 16, 2000 Lotus sold its stock in TCL International (U.S.), Inc. to a related party for a note in the amount of $560,000 (See Note 10), which was deemed to be the fair value of the Company’s portion of the winding down joint venture.  The Company recorded a loss of $4,254,000 on the disposition.

Note 8 – Accounts Receivable

The following summarizes components of accounts receivable (in thousands):

	As of June 30,
	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Accounts receivable	$325	$5,504	$9,016	$—
Allowance for doubtful accounts	(44)	—	—	—
	$281	$5,504	$9,016	—

Note 9 – Inventories

The following summarizes components of inventories (in thousands):

	As of June 30,
	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Raw materials	$600	$6,741	$636	$131
Finished goods	—	3,552	—	—
	600	10,293	636	131
Allowance for obsolete inventory	(600)	(3,811)	—	—
	$—	$6,482	$636	$131

Note 10 – Notes Receivable and Interest Receivable from Related Parties

The following summarizes components of notes and interest receivable from related party (in thousands):

	As of June 30,
	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Notes receivable from related parties	$5,256	$5,034	$11,915	$—
Allowance for doubtful accounts	(1,734)	(1,734)	(1,355)	—
	$3,522	$3,300	$10,560	$—

As discussed in Note 4, in December 2001, the Company sold, to an unrelated party approximately 92% of its investment in Arescom for $10,000,000.  In connection with this agreement, the Company and Arescom entered into an exchange agreement, whereby the Company forgave $13,235,000 due from Arescom in exchange for a new promissory note for the principal sum of $2,192,000 and 11,000 shares of subordinated preferred stock of Arescom. The New Note, due November 3, 2002 accrues interest at a rate of 4% per annum.  Accrued and unpaid interest shall become due and payable on November 3, 2002.  The payment of principal under the New Note and interest thereon, shall be secured by the grants to Lotus Pacific of a security interest in all of the Company’s right, title and interest in all amounts owing to the Company from Microsoft Corporation under that certain Modem Purchase Agreement, dated February 7, 2000 among Arescom and Microsoft Corporation pursuant to the Loan and Security Agreement.  Arescom was unable to make payments in accordance with the terms of the agreement and became delinquent on the note.  In May 2003, the Company filed an action against Arescom seeking to recover from Arescom $1,704,000, representing amounts previously due on the promissory note and damages resulting from Arescom’s failure to cooperate with the Company in its efforts to restate and reaudit the Company’s consolidated financial statements for prior periods. See Note 2.  In September 2003, the Company settled all claims against Arescom, including all amounts previously due on the promissory note dated December 14, 2001 that were paid in installments through December 15, 2003.  As part of the settlement, the Company also exchanged with certain shareholders of Arescom all of the shares of Arescom common stock and Series B Preferred Stock held by the Company for all of the shares of the Company’s common stock held by such shareholders.  Pursuant to the stock swap agreement, the Company was to acquire a total of 3,886,000 shares of its stock.  Arescom agreed to hold in escrow all of the Arescom shares previously held by Lotus for a period of one year.  At the end of such period, if any additional shareholders have not then tendered their Lotus shares and as a result, Arescom has not distributed the escrowed Arescom shares, Arescom will retain the escrowed Arescom shares and indemnify Lotus for any claims by shareholders who have not then tendered their Lotus shares.   The Company is in the process of acquiring the remaining shares.   There was no value on the Company’s books for the Arescom shares at the date of the transactions (See Note 4), and as a result, there was no gain or loss associated with this transaction.

On April 7, 2000, the Company loaned $10,000,000 to TurboComm.  Originally the promissory note was due one year from effective date with interest at the rate of 6% per year.  TurboComm was unable to make payments in accordance with the terms of the agreement and became delinquent on the note.   As a result, the Company suspended interest income accruals and all payments received were applied to the principal balance.  The principal balance due on the note was $1,320,000, $3,000,000 and $10,000,000 as of June 30, 2002, 2001 and 2000, respectively.  Payment of the remaining principal was received in fiscal 2003.

In fiscal 2000, the Company loaned USS Online $1,300,000.  The loan was originally due on demand, with interest at the rate of 8% per year.  As of June 30, 2000, the Company deemed the note and the accrued interest of $55,000 as uncollectible and fully reserved against the principal and interest due.  In March 2001, the note was refinanced and interest accrued during fiscal 2001 and 2000 totaling $134,000 was added to the note.  Subsequent to the refinancing, the Company suspended interest income accruals.  In fiscal 2001, the Company advanced $300,000 to PMB, a subsidiary of USS Online.  There was no interest and no due date associated with the advance.  As of June 30, 2001, Lotus deemed the advance uncollectible and fully reserved against the amount owed by PMB.  To date, the amounts have not been collected and Lotus entered into litigation to obtain the total amount due to them.  On February 18, 2003, the Company entered into a settlement agreement to settle all the disputes with USS Online and subsidiaries.  See Note 16.

In association with the sale of the Company’s joint venture interest in TCL International (U.S.), Inc. (see Note 7), the Company received a promissory note from the buyer, a related party, in the amount of $560,000.  Payment in full, including principal and interest accrued at 6.5% per year, was received on the note’s maturity date of December 15, 2000.

In July 1999, the Company extended Regent a line of credit of up to $20,000,000 due on demand with interest accruing at 8% per annum.  At the time of the spin-off, Regent owed the Company $4,398,000 in principal and accrued interest.  Regent agreed to pay accrued interest on the note receivable of $300,000. The Company determined that it was unlikely that the remaining balance would be collected, and wrote off $4,098,000, which is included in gain on sale of investments in the consolidated statement of operations.  See Note 4.

Note 11 – Property and Equipment

The following summarizes components of property and equipment (in thousands):

	As of June 30,
	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Computer hardware and purchased software	$2,007	$1,789	$835	$306
Office furniture and lab equipment	2,136	1,888	1,543	816
Leasehold improvements	176	141	141	43
	4,319	3,818	2,519	1,165
Accumulated depreciation and amortization	(2,996)	(1,667)	(891)	(467)
	$1,323	$2,151	$1,628	$698

Note 12 – Notes Payable

In June 1999, H&Q’s Asia Pacific Growth Fund (“H&Q”) advanced $22,900,000 to the Company in the form of a 10-day loan that would be converted into an investment if the Company was able to obtain another $22,900,000 from other investors within a specified 10-day period.  The Company transferred the $22,900,000 to other companies that were under common control of the Company and these related companies then, transferred $21,795,000 of the funds back to the Company to be invested in the Company. H&Q requested that the Company return the 10-day loan immediately. On December 28, 1999, a settlement was agreed to whereby the Company was to return the $22,900,000 to H&Q plus interest at 8% per annum accruing daily from June 18, 1999, plus $320,000 for legal fees and expenses. As of June 30, 1999, the $22,900,000 is recorded in notes payable and the amounts received from the entities under common control totaling $21,795,000 are recorded in Due to related parties. All amounts were paid during fiscal 2000.

In July 2003, GoVideo entered into a financing agreement last amended and restated in January 2004.  The maximum line of credit available is $20,000,000, limited by a borrowing base determined by specific inventory and receivable balances, and provides for cash loans, letters of credit and acceptances.  The agreement, as amended, has a term of three years.  Interest is charged at prime plus 1/2 percent subject to a minimum of not less than $15,000 per calendar month.  GoVideo pays a monthly fee on the unused balance of the line of credit of 0.25 percent per year.  The line of credit is collateralized by all of GoVideo’s assets and up to $5,000,000 of the credit facility is guaranteed by Lotus Pacific.

Through the date of the report, the Company advanced $8,653,000 to GoVideo to fund GoVideo’s inventory purchases and fund their operating expenses.  These advances, which accrue interest at annual rates of 3% to 5%, were due through January 2004.  The advances have not been repaid, and GoVideo and the Company are currently negotiating an extension on the due dates.

In June 2003, GoVideo borrowed $6,283,000 from TCL Industries and an entity affiliated with TCL Industries to fund inventory purchases and their operating expenses.  These advances, which accrue interest at annual rates of 4% and are guaranteed by Lotus, were due in December 2003.  The advances have not been repaid, and GoVideo and TCL Industries are currently negotiating an extension on the due dates.

Note 13 – Related Party Transactions

Amounts due from related parties of $2,981,000 and $24,253,000 at June 30, 2000 and 1999 consist of cash transfers between entities under common control.  See Note 2.

During fiscal 2001, 2000 and 1999, the Company’s subsidiaries, Regent and Lotus World, engaged in extensive transactions with companies owned and managed by prior management.  These transactions included advances, lease expense for the use of facilities, payroll expense for the use of employees, consulting expense, and other office expense.  Expense incurred to affiliated entities for the years ended June 30, 2001, 2000 and 1999, was $3,000, $9,260,000, and $1,143,000, respectively.  As of June 30, 2000 and 1999, the Company had accounts payable due to these entities of $2,270,000 and $965,000, respectively.  There were no transactions with these entities during fiscal 2002.

During fiscal 2002, the Company incurred consulting expense in the amount of $46,000 to entities related to a significant shareholder of the Company.  Additionally, during fiscal 2002 the Company leased a portion of the building to a significant shareholder (See Note16) and shared employees with the significant shareholder.  Amounts due from the shareholder for such services as of June 30, 2002 were $5,000.

Correlant

Cooperative Research and Development Agreement.  Correlant has significant transactions with two related party stockholders.  In 1997, the Company established a relationship with Toshiba Corporation (Toshiba), whereby Correlant and Toshiba entered into a cooperative research and development agreement.  As part of this arrangement, the Company will pay Toshiba a percentage of the selling price of each developed product sold to customers, other than Toshiba, which utilizes the technology developed under the agreement.  Royalty expense to Toshiba was $52,000, $819,000, $639,000 and $0 for fiscal 2002, 2001, 2000 and 1999, respectively.  Accounts payable to Toshiba for unpaid royalties as of June 30, 2002, 2001 and 2000 were $9,000, $123,000, and $639,000, respectively, and are included in accounts payable to related parties.

Toshiba accounted for 54%, 67%, 68% and 100% of the Company’s consolidated revenues for the years ended June 30, 2002, 2001, 2000 and 1999, respectively.  Accounts receivable from Toshiba as of June 30, 2001, 2000 and 1999 were $13,968,000, $5,654,000 and $2,569,000, respectively and are included in accounts receivable, related parties on the consolidated balance sheet.  Effective February 1, 2002, Correlant ceased selling completed cable modems directly to Toshiba.  As a result, accounts receivable from Toshiba as of June 30, 2002 was zero.

Manufacturing and Sales.  Correlant also has an established relationship with TurboComm, a company located in Taiwan that manufactures high-speed data over cable technology products.  Prior to February 1, 2002, Correlant purchased the completed cable modems from TurboComm.  For the years ended June 30, 2002, 2001, 2000 and 1999, purchases of completed cable modems from TurboComm were $20,439,000, $221,997,000, $56,322,000 and $3,270,000 respectively.  Accounts payable to TurboComm was $238,000, $25,949,000, $15,075,000, and $2,779,000 as of June 30, 2002, 2001, 2000 and 1999, respectively, and is included in accounts payable, related party in the consolidated balance sheet.

Additionally, during fiscal 2001, Correlant began selling the MAC to TurboComm for use by them in their own products.  For the years ended June 30, 2002, 2001 and 2000, MAC sales to TurboComm accounted for 37%, 3%, and 3% of total revenues, respectively. As a result of the above transactions, accounts receivable from TurboComm amounted to $7,070,000 and $854,000 as of June 30, 2002 and 2001, respectively and is included in accounts receivable, related parties in the consolidated balance sheet.

Note 14 – Stockholders’ Equity

Preferred Stock

Lotus has one class of preferred stock, which is designated Series A preferred stock.  The par value is $0.001 per share and 100,000 shares are authorized.  Series A preferred stock has the same voting rights as common stock, a liquidation preference of $10 per share, is entitled to the right to receive dividends on the same per share basis as common shareholders and is redeemable by the Company, at its sole option in whole or in part, at any time at $10 per share.  There are 4,000 shares issued and outstanding at June 30, 2002, 2001, 2000 and 1999.

Common Stock Transactions

During the year ended June 30, 1999, the Company sold 385,000 shares of common stock at stock prices ranging from $5.00 to $7.50 per share for cash consideration of $2,164,000.  In connection with the sale of these shares, the Company issued 23,000 shares of common stock to a related party for payment of commissions earned.

During the year ended June 30, 1999, the Company issued 15,043,000 shares of common stock in exchange for securities of businesses acquired. See Notes 4 and 5.

During the year ended June 30, 2000, the Company issued 2,250,000 shares of its common stock in exchange for 1,500,000 shares of outstanding preferred stock of Regent.  See Note 2.

During the years ended June 30, 2001 and 2000, the Company issued 2,000 and 77,000 shares of common stock valued at $18,000 and $554,000, respectively, to Correlant shareholders in connection with the Share Exchange Agreement.  See Note 4.

In September 2003, the Company repurchased 4,241,000 shares of common stock at $0.30 per share for a total cost of $1,272,000.

Subsidiary Stock Transactions

During the year ended June 30, 2001, Arescom sold preferred stock to third parties for net proceeds of $13,199,000, which has been recorded in non-controlling interest in subsidiaries on the consolidated balance sheet in fiscal 2001.

During the years ended June 30, 2001 and 2000, Arescom issued 31,000 and 3,000 shares upon the exercise of options for proceeds of $39,000 and $4,000, respectively, which has been recorded in the Company’s consolidated equity.  These transactions did not have a material effect on the Company’s ownership of Arescom.

During the year ended June 30, 2001, Arescom granted warrants to an affiliate of a bank in connection with the receipt of a waiver for non-compliance with required covenants under their line of credit.  The estimated fair value of the warrant is $47,000, which was determined using the Black-Scholes valuation model.  The value of the warrants has been recorded in the Company’s consolidated equity.

During the years ended June 30, 2002, 2001 and 2000, Correlant issued  6,000, 6,000 and 177,000 shares upon the exercise of options for proceeds of $9,000, $3,000 and $8,000, respectively. For the years ended June 30, 2002, 2001, and 2000, the Company has recorded $4,000, $2,000, and $0 in consolidated equity for the issuance of these shares.  The remaining amount has been recorded in non-controlling interest in subsidiaries on the consolidated balance sheet. These transactions did not have a material effect on the Company’s ownership of Correlant.

During the years ended June 30, 2002, 2001, and 2000, Correlent recognized compensation expense of $1,657,000, $9,189,000, and $2,027,000, respectively for the difference between the exercise price and fair value of stock options issued to employees. For the years ended June 30, 2002, 2001, and 2000, the Company has recorded $1,203,000, $6,898,000, and $1,792,000 in consolidated equity for the issuance of these shares.  The remaining amount has been recorded in non-controlling interest in subsidiaries on the consolidated balance sheet.

During the year ended June 30, 2000, Lotus World sold 592,942 shares of common stock for proceeds of $1,350,000, of which $1,181,000 was recorded in the Company’s consolidated equity.

At the date the Company acquired a majority interest in Correlant, Correlant had preferred stock outstanding that Lotus did not acquire.  In addition, in April and May 1999, Correlant sold preferred stock to third parties for net proceeds of $1,463,000, which has been recorded in non-controlling interest in subsidiaries on the consolidated balance sheet.  The preferred stock held by third parties has a preference in liquidation over the common shareholders of $8,425,000, which has been included in non-controlling interest in subsidiaries on the consolidated balance sheets for fiscal 2002, 2001, 2000 and 1999.

Stock Warrants

In May 1997, the Company issued 8,000,000 common stock warrants for $80,000.  Each warrant entitled the holder to purchase one share of the Company’s common stock at $6 per share. All warrants expired May 5, 2002 and as such, the $80,000 proceeds received were reclassed from warrants to additional paid in capital at June 30, 2002.

Stock Option Plans

Lotus

In May 1997, Lotus granted 1,090,000 options to certain officers and key employees with an exercise price of $6.00 per share, which was the market price of Lotus’s common stock at the time of grant.  Options were 100% vested when granted and expire five years from grant date.  As of June 30, 2001, 2000 and 1999, 1,090,000 options were outstanding.  All options expired during the year ended June 30, 2002 and as such there were no options outstanding as of June 30, 2002.

The shareholders approved the 2000 Equity Incentive Plan (Incentive Plan) on April 28, 2000. The Board of Directors administers the Incentive Plan. Employees, directors, and consultants of the Company and its affiliates, who in the judgment of the Board render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as nonstatutory stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provided 11,355,000 shares of common stock to be offered. The vesting provisions of individual options may vary. The exercise price shall not be less than 100% of the fair market value of a common stock on the grant date. No options have been granted since the Incentive Plan’s adoption.

Correlant

In March 1998, Correlant’s Board of Directors approved the 1998 Stock Option/Stock Issuance Plan (1998 Plan) under which 8,500,000 shares of common stock are authorized for issuance, and reserved for purchase upon exercise of options granted.  The 1998 Plan provides for the grant of incentive and non-statutory options and issuance of common stock under the stock issuance program (as defined) to employees, directors, and consultants.

The exercise price of incentive stock options must equal at least the fair value on the date of grant and the exercise price of non-statutory stock options and the issuance price of common stock under the stock issuance program may be no less than 85% of the fair value on the date of grant or issuance.  The options are exercisable for a period of up to ten years after the date of grant.  Options granted prior to August 2001 vest over four years at the rate of 25% on each anniversary of the vesting start date.  Options granted subsequent to August 2001 vest over three years at the rate of 33% after the first and second anniversaries and the remainder after the third anniversary.

Correlant reviewed its exercise prices and arrived at the fair value for accounting purposes for each option grant since July 1, 1999.  With respect to the 597,000 options granted between July 1, 1999 and June 30, 2000, the Company recorded deferred stock compensation of $5,144,000 for the difference between the exercise price per share determined by Correlant’s Board of Directors and the fair value per share for accounting purposes at the grant date.  The approximate weighted average fair value per share for accounting purposes was $14.23.  Deferred stock compensation is recognized and amortized on an accelerated basis in accordance with FIN 28 over the vesting period of the related options, generally four years.

In connection with the acquisition by Lotus in March 1999, Lotus obtained the right to acquire up to 2,674,000 additional Correlant shares upon acquisition of such shares by the option holders.  All options granted by Correlant through December 21, 1999 are subject to an exchange agreement, whereby Lotus will acquire 81% of the shares exercised in exchange for 0.5364 shares of Lotus stock for each Correlant share exchanged.  The Lotus shares into which the acquired shares are exchangeable were restricted from sale until Correlant met certain financial milestones and the options were, at the time of grant, considered to be contingent.  Effective August 31, 2000, the restrictions were removed and, accordingly, the Company recorded deferred stock compensation for 2,613,000 previously contingent options that were outstanding as of the date the restrictions were lifted.  The deferred stock compensation recorded related to these shares is being amortized over the vesting periods of the related options on an accelerated basis in accordance with FASB Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.   The total deferred compensation relating to the previously contingent options is $9,034,000 based on the value of the options on the date the contingency was removed.

The following table summarizes stock option activity under the 1998 Stock Option Plan and related information through June 30, 2002 (in thousands):

	Options	Weighted- Average Exercise Price
Outstanding at date of acquisition	1,157,000	0.06
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 1999 (Restated)	1,157,000	0.06
Granted	2,310,000	2.16
Exercised	(177,000)	0.04
Cancelled	(13,000)	0.06
Outstanding at June 30, 2000 (Restated)	3,277,000	1.54
Granted	—	—
Exercised	(6,000)	0.48
Cancelled	(113,000)	0.79
Outstanding at June 30, 2001 (Restated)	3,158,000	1.57
Granted	1,616,000	1.50
Exercised	(6,000)	1.50
Cancelled	(685,000)	2.60
Outstanding at June 30, 2002	4,083,000	$1.37

As of June 30, 2002, 2001, 2000 and 1999 there were 2,080,000, 1,108,000, 290,000, and 204,000 options exercisable at the weighted average price of $1.18, $1.14, $0.06, and $0.04 per share, respectively.  There are 4,183,000 shares are available for future grant at June 30, 2002.

The following table summarizes all options outstanding by price range as of June 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.029 to 0.095	938,000	6.14	$0.07	739,000	$0 .07
1.00 to 1.50	3,020,000	7.83	1.22	1,279,000	1.17
12.00 to 15.00	125,000	7.83	14.65	62,000	14.65
$0.029 to 15.00	4,083,000	7.44	$1.37	2,080,000	$0.18

As discussed in Note 3, Correlant accounts for stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if Correlant adopted the fair value method as of the inception of the company.  The weighted-average fair value of options granted during the years ended June 30, 2002 and 2000 was $1.14, and $11.31 respectively.  There were no options granted in 2001 or 1999.  The calculations were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for 2002 and 2000:  expected volatility of 78% and 62%, respectively; risk-free interest rate of 5.5% and 5.0%, respectively; and a weighted-average expected life of the options of five years.  For purposes of pro forma disclosures, the estimated fair value is amortized on an accelerated basis in accordance with FIN 28 over the vesting period.

Note 15 – Income Taxes

The provision (benefit) for income taxes for the years ended June 30, 2002, 2001, 2000 and 1999 is comprised of the following (in thousands):

	Year Ended June 30,
	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Current:
Federal	$(5,016)	$(4,691)	$16,621	$8
State	2	(1,260)	4,478	1
Foreign	(164)	1,514	—	—
	(5,178)	(4,437)	21,099	9
Deferred:
Federal	1,564	(1,564)	—	—
State	433	(433)	—	—
Foreign	—	—	—	—
	1,997	(1,997)	—	—
Total	$(3,181)	$(6,434)	$21,099	$9

The reported provision (benefit) for income taxes for the year ended June 30, 2002, 2001, 2000 and 1999 differ from the amount computed by applying the statutory federal income tax rate of 35 percent to the consolidated income (loss) before income taxes as follows (in thousands):

	Year Ended June 30,
	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Provision (benefit) computed at statutory rates	$(13,899)	$(4,853)	$6,598	$(2,315)
Increase (reduction) resulting from:
Permanent differences	10,372	(1,933)	7,609	911
State taxes, net of federal benefit	435	(1,534)	2,911	1
Utilization of NOLs	(4,425)	(12,603)	(2,258)	—
Valuation allowance	4,336	14,489	6,239	1,412
Total	$(3,181)	$(6,434)	$21,099	$9

The components of the Company’s net deferred income tax asset as of June 30, 2002, 2001, 2000 and 1999 are as follows (in thousands):

	Year Ended June 30,
	2002	2001	2000	1999
		(Restated)	(Restated)	(Restated)
Current deferred tax assets:
Accrued expenses	$215	$571	$1,021	$172
Deferred compensation	5,487	4,652	—	—
Deferred revenue	126	324	—	—
Inventory reserves	244	1,553	—	—
Allowance for bad debts	69	—	554	—
Total	6,141	7,100	1,575	172
Valuation allowance for deferred tax assets	(6,141)	(5,103)	(1,575)	(172)
Net deferred tax assets	$—	$1,997	$—	$—

Non-current deferred tax assets:
Depreciation and amortization	$—	$—	$2	$2,441
Net operating loss carryforwards	949	1,756	7,172	5,115
Tax credit carryforwards	1,027	—	1,581	922
Total	1,976	1,756	8,755	8,478
Valuation allowance for deferred tax assets	(1,976)	(1,756)	(8,755)	(8,478)
Net deferred tax assets	$—	$—	$—	$—

The net change in the total valuation allowance for the fiscal years 2002, 2001, 2000, and 1999 was an increase of $1,258,000 a decrease of $3,471,000 an increase of $1,680,000 and an increase of $4,711,000 respectively.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and projections of taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized through future taxable earnings. Accordingly, a valuation allowance was recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

At June 30, 2002, the Company has a California net operating loss carryforward of $10,835,000 which will begin to expire in 2013 unless previously utilized.  The federal net operating losses generated in fiscal 2002 and 2001 were carried back to fiscal 2000 and are reflected as an income tax receivable in fiscal 2002 and 2001.

The Company is currently under IRS audit for tax years ending June 30, 2001, 2000, and 1999. The IRS may propose certain adjustments, which could be material in amount, in connection with its audit of these periods. The Company believes that it has provided sufficiently for all audit exposures.

At June 30, 2002, Correlant has federal and state research and development credit carryforwards of $421,000 and $442,000 respectively, which will begin to expire in 2022 unless previously utilized.

At June 30, 2002, Correlant has a foreign tax credit carryforward of $164,000, which will begin to expire in 2007 unless previously utilized.

Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined under Section 382 of the Internal Revenue Code.

On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of NOL carryforwards into tax years beginning on or after January 1, 2002 and 2003.  Should the Company have taxable income for the year ending June 30, 2004, it may not look to California net operating losses generated in prior years to offset taxable income.  This suspension will not apply to tax years beginning in 2005 and beyond.

Note 16 – Commitments and Contingencies

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases, expiring at various dates through 2007.  In addition, the Company leases a portion of the building to a significant shareholder of the Company. The following is a schedule by years of future minimum lease payments under operating leases and future non-cancelable sublease income (in thousands):

Years Ended June 30,	Future Minimum Lease Payments	Future Non- cancelable Sublease Income	Net Future Minimum Lease Payments
2003	$379	$11	$368
2004	404	—	404
2005	411	—	411
2006	389	—	389
2007 and thereafter	225	—	225
	$1,808	$11	$1,797

Rent expense totaled $496,000, $595,000, $416,000 and $357,000 for the years ended June 30, 2002, 2001, 2000 and 1999, respectively.  During fiscal 2002, the Company received $8,000 in rental income from the significant shareholder.

In August 2003, the Company entered into a new facility lease and moved its executive offices.  The lease, which commences on August 1, 2003, is on a month-to month basis and provides for monthly rental of $4,000 per month.

Correlant leases approximately 26,000 square feet of office space in San Diego, California, which expires November 2007.  Due to the shut down of operations, Correlant’s interim management has attempted to either sublease the San Diego facility or negotiate a lease buy out with the landlord.  Due to the weak commercial real estate market in San Diego, interim management has not been successful.

GoVideo, which was acquired in April 2003, has an operating lease for a 33,000 square foot facility that is used for both office space and warehousing.  The remaining term of the lease is approximately two years.  Monthly rentals are based on a fixed schedule that provides for periodic rental adjustments during the lease term. The future minimum payments required under this lease are approximately $310,000 per year.

GoVideo also leases a 13,000 square foot facility under another operating lease that is used for warehousing.  The term of the lease is for five years and began on November 11, 1999.  Monthly rentals are based on a fixed schedule that provides for periodic rental adjustments during the lease term.  Upon expiration of the initial term of these leases, there is an option to extend the term for an additional five years. The future minimum payments required under this lease are approximately $150,000 per year.

Employee Separation Agreements

In connection with Mr. Tuan’s resignation from Correlant in July 2003 (See Note 1), the Company entered into an Employment Separation Agreement/Consulting Agreement with Mr. Tuan.  Under the terms of the agreement, Correlant agreed to pay to Mr. Tuan $20,000 and repurchase 327,000 Correlant shares held by Mr. Tuan for $0.07 per share for a total of $23,000.  In addition, the Company will pay to Mr. Tuan $23,000 per month for one year for Mr. Tuan to provide advice and input on Correlant business matters related to certain matters.

In connection with Mr. Lum’s resignation from Correlant in July 2003 (See Note 1), the Company entered into an Employment Separation Agreement/Consulting Agreement with Mr. Lum.  Under the terms of the agreement, Correlant agreed to pay to Mr. Lum $2,000 and repurchase 272,000 Correlant shares held by Mr. Lum for $0.07 per share for a total of $19,000.  In addition, the Company will pay to Mr. Lum $20,000 per month for one year for Mr. Lum to provide advice and input on Correlant business matters related to certain matters.

Litigation

On April 11, 2003 Sharp Electronics filed suit against Correlant in the United States District Court for the District of Delaware. The complaint alleged cancellation of a purchase order outside the allowable cancellation timeframe under the terms of the purchase order.  The complaint sought payment of the purchase order totaling $1,150,000.  Correlant filed an answer on June 16, 2003, stating the components delivered by Sharp Electronics did not meet product specification and were unusable.  On that same date, Correlant filed a counter suit for seeking recovery of components previously delivered by Sharp, which also did not meet product specification.  Correlant sought to recover damages totaling $1,450,000.  See Note 20.

On January 3, 2001, Lotus Pacific filed a lawsuit in the United District Court Eastern District of New York against William Hu, which complaint was subsequently amended July 30, 2002.  In the amended complaint, Lotus Pacific brought claims for breach of fiduciary duty, professional negligence, accounting and conversion relating to transfers in December 2000 of approximately $3,600,000 million from Mr. Hu’s attorney trust account.  Mr. Hu was alleged to be the Company’s counsel from January 1998 and later its former CEO from January 2001 to June 29, 2001.

On January 16, 2002, Lotus Pacific filed a lawsuit in the Supreme Court of the State of New York, New York County against USS Online, Travelway, and Huaya Lu Tung, seeking to recover $1,800,000 in principal and interest due on loans made to USS Online (See Note10), and seeking to pierce the corporate veil and recover such amounts from defendants Travelway and Huaya Lu Tung. The Company is a holder of a 28% minority interest in USS Online, and Travelway is the 72% equity owner of USS Online.  The Company asserted that Ms. Tung was the Chairperson and sole owner of Travelway and Chairperson of USS Online and the former Treasurer of the Company.

In February 2003, the Company entered into a settlement agreement with USS Online, Travelway, Mr. Hu, Ms. Tung, Lotus International Holdings Corp (LIH), a shareholder of the Company and three individuals to settle all claims against the defendants in the two cases cited above, subject to a number of conditions.  In entering into the settlement agreement, none of the defendants admitted or conceded any liability in connection with the claims asserted in the cases.  As conditions to the settlement agreement, the Company was required to receive: (a) 3,000,000 shares of the Company’s common stock; (b) a promissory note of LIH in the principal amount of $4,000,000, payable on February 19, 2008, with interest accruing at a rate of 3% per annum (the “Note”); (c) a stock pledge agreement, granting to the Company a first priority security agreement in 1,000,000 shares of the Company’s common stock as partial security for the Note (the “Pledged Shares”); (d) original stock certificates representing the Pledged Shares; (e) personal guaranty of the Note; and (f) all of the assets of USSF. To date, the Company received 3,000,000 shares of the Company’s common stock, however, they have not received stock certificates for the Pledged Shares or the assets of USSF and has made demand on the other parties for fulfillment of the conditions to the settlement.  The Company has reserved the right to take all actions for breach of the settlement, including reinstituting the original action.

Guarantees

In October 2002, the Company guaranteed GoVideo’s performance under a vendor agreement for up to $5,000,000.

Note 17 – Employee Benefit Plan

Lotus has a 401(k) salary deferral Plan (Lotus Deferral Plan), which is funded based on employee contributions.  The terms of the original Lotus Deferral Plan does not require Lotus to make contributions to the Deferral Plan on behalf of each eligible employee.  As such, Lotus did not make Deferral Plan contributions for the years ended June 30, 2002, 2001, 2000 and 1999.

Correlant has a 401(k) salary deferral Plan (Deferral Plan), which is funded based on employee contributions.  The terms of the original Deferral Plan provide for Correlant to make contributions to the Deferral Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first 4% of the eligible employee’s deferred compensation contribution (as defined).  Beginning January 1, 2001, Correlant changed its contribution to 100% of the first 6% of the eligible employee’s deferred compensation contributions.  Correlant’s contributions to the Deferral Plan were $196,000, $64,000, $56,000 and $24,000 for the years ended June 30, 2002, 2001, 2000 and 1999, respectively.

Note 18 – Segment and Geographic Information

The Company’s operating divisions consist of its geographically based entities in the United States and Taiwan.  All such operating divisions have similar economic characteristics as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information.  Accordingly, the Company operates in one industry segment: the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and digital subscriber line (DSL) access and networking devices.  During fiscal 2002, 2001, 2000 and 1999, the Company recorded revenues throughout the United States, Taiwan and Japan as determined by the final destination of the product.  The following table summarizes total net revenues attributable to significant countries (in thousands):

	Year Ended June 30,
	2002	2001	2000	1999
Japan	$30,033	$175,893	$48,993	$3,726
Taiwan	20,757	9,178	2,372	—
United States	5,090	78,121	20,474	7
	$55,880	$263,192	$71,839	$3,733

Presented below is information regarding identifiable assets from continuing operations, classified by operations located in the United States and Taiwan (in thousands):

	Year Ended June 30,
	2002	2001	2000	1999
United States	$52,842	$88,460	$108,684	$154,579
Taiwan	500	28,754	13,053	4,045
	$53,342	$117,214	$121,737	$158,624

Note 19 – Selected Quarterly Financial Data (unaudited)

For a description of the restatement items and the effect on annual periods for fiscal 2001, 2000 and 1999, which also affect the unaudited quarterly data, see Note 2.  The following table presents the impact of the restatement adjustments on the Company’s previously reported quarterly financial results for the first three quarters of fiscal 2002 (in thousands, except per share data).  As we have not previously filed our June 30, 2002 Form 10-K, our fourth quarter numbers have not been restated.

	Fiscal 2002
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Operations:
Total revenues	$36,672	$20,315	$32,804	$13,817	$11,184	$11,166	$10,582
Gross profit	2,137	264	3,455	205	4,353	2,295	3,175
Net loss	$(5,869)	$(6,454)	$27,973	$14,341	$(380)	$(3,679)	$(23,183)
Net loss per share – basic	$(0.09)	$(0.10)	$0.44	$0.22	$(0.01)	$(0.06)	$(0.36)

The decrease in total revenues during the first two quarters is primarily the result of reclassifying Arescom as discontinued operations.  Total revenue attributed to Arescom in the original filings was $16,751,000 and $18,916,000 for the quarters ending September 30, 2002 and December 31, 2002, respectively.  During the quarter ended September 30, 2002, this decrease in revenues was slightly offset by an increase in Correlant’s software license revenue of $374,000 to reflect the actual software license agreement.

The decrease in gross profit during the first two quarters is primarily the result of reclassifying Arescom as discontinued operations.  The total gross profit attributed to Arescom in the original filings was $3,791,000 and $3,180,000 for the quarters ending September 30, 2002 and December 31, 2002, respectively.  During the quarter ended September 30, 2002, this decrease was offset by a decrease in Correlant’s cost of revenues due to the reversal of a reserve originally recorded for obsolete inventory, $1,524,000, which was reversed during the third quarter.  During the quarter ended March 31, 2003, the decrease in gross profit was the result of reversing the recovery of inventory reserve booked by Correlant during the first quarter.

In addition to the items discussed above, the increase in net loss for the first quarter is due to an increase in amortization of goodwill of $2,761,000 and a decrease in non-controlling interest in the net loss of the consolidated subsidiaries of $914,000.  This was slightly offset by a decrease in bonus expense.

In addition to the items discussed above, the decrease in the net income for the second quarter is due a decrease in the gain recognized on the sale of Arescom of $15,534,000, (See Note 4) an increase in amortization of goodwill of $1,761,000, and a decrease in the minority interest in the net loss of the consolidated subsidiaries of $395,000.  This was offset by an increase in the income tax benefit of $933,000 and an increase in net income attributable to discontinued operations of $3,008,000.

In addition to the items discussed above, the increase in net loss for the third quarter is due to an increase in amortization of goodwill of $410,000 and a decrease in the income tax benefit of $1,479,000.  This was slightly offset by a decrease in non-controlling interest in the net loss of subsidiaries of $714,000.

During the fourth quarter, the Company recorded an impairment relating to the goodwill associated with Correlant of $20,071,000.  See Note 3.

Note 20 – Subsequent Events (Unaudited)

On January 21, 2004 Sharp agreed to settle all disputes with Correlant for $500,000.  Additionally, as part of the settlement, Correlant dropped its countersuit.

In February 2004, the Company repurchased 2,445,000 shares of common stock at $0.30 per share for a total cost of $734,000.   The Board of Directors plans to continue to review potential repurchases of its common stock and will continue to approve the repurchase transactions on a case by case basis.

In March 2004, GoVideo executed two-year employment agreements with its top executives for an aggregate base salary of $779,000 per year, plus a severance package to include nine to ten months of base salary for terminations without cause.