Form 10-K
period 2003-06-30
LOTUS PACIFIC INC
filed 2004-08-24
CIK 789945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

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

Yes ☐ No ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $2,329,554 (computed using the adjusted closing sales price of $0.08 per share of Common Stock on June 30, 2004 as reported by the Pink Sheets).  Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of August 15, 2004 was 50,723,604.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business

Explanatory Note - Delays in Reporting

This Annual Report on Form 10-K for Lotus Pacific, Inc. (the “Company” or “Lotus Pacific”) for fiscal year ended June 30, 2003 is being filed after the required due date as a result of restating financial information included in Form 10-K for the fiscal year ended June 30, 2002 as previously filed with the Securities and Exchange Commission (“SEC”) on April 16, 2004.

As previously reported, on June 29, 2001, a majority of the Company’s stockholders, led by T.C.L. Industries Holdings (H.K.) Limited (“TCL”), were successful in a solicitation to gain control of the Company and to replace prior management of the Company.  On June 29, 2001, new directors and officers were appointed and the then existing directors and officers were immediately removed from office.

Following the replacement of prior management, the new management began an extensive review of various transactions undertaken by and involving old management prior to June 29, 2001.  Due to the preliminary results, the Company dismissed its then existing independent accountants and replaced them with new independent accountants.  On March 25, 2002, the new independent accountants were engaged to audit fiscal 2002.  As previously reported, during its preliminary investigation, new management of the Company identified various transactions involving Regent Electronics Corporation (“Regent”), a former subsidiary of Lotus Pacific, and other transactions undertaken by prior management which impacted reported financial and operating results with respect to its consolidated financial statements for fiscal 2001, 2000 and 1999 and ultimately concluded that a reaudit of the financial statements for fiscal 2001, 2000 and 1999 was required.  On July 24, 2002, the Company engaged its new independent accountants to perform such reaudit and the Company concluded that it would be required to restate these prior periods.   As previously reported, new management concluded the restatements would include adjustments, among others, to the Company’s previously reported revenues, cost of sales, net loss, earnings per share and related party transactions.  The Company completed such restatements in its Form 10-K for fiscal 2002 filed April 16, 2004. Additionally, the Company is currently working to complete all required reports for subsequent periods and will file them as soon as they are available.

Explanatory Note – Updated Information Subsequent to Fiscal 2003

Because this report relates to fiscal 2003, except as otherwise noted herein, this report speaks as of June 30, 2003. The Company has not updated the disclosures in this report to speak as of a later date, except as specifically referenced in the following sections:

•	Item 1. Business;
•	Item 2. Properties;
•	Item 3. Legal Proceedings;
•	Item 5. Market for Registrant’s common equity and related stockholder matters;
•	Item 8. Financial Statements and Supplementary Data Note 1 – Business and Background and Note18 Subsequent Events.
•	Item 10. Directors and Executive Officers of the Registrant;
•	Item 12. Security Ownership of Certain Beneficial Owners and Management;
•	Item 13. Certain Relationships and Related Transactions;
•	Item 14. Principal Accounting Fees and Services; and
•	Item 15. Exhibits

Accordingly, the disclosure in this report does not contain complete and updated information regarding the Company and its operations as of the date of filing this report.  All such information contained in this report therefore is subject to updating and supplementing to be provided by the Company in its reports to be filed with the SEC for periods subsequent to fiscal 2003.

Explanatory Note – Disclaimer of Audit Opinion

As previously reported, the Company sold its controlling interest in ARESCOM Inc (“Arescom”).  Following such sale, during the reaudit described above, the Company’s independent accountants were unable to audit the financial statements of Arescom, a significant subsidiary, for the year ended June 30, 2001, as the subsidiary would not provide the necessary information to allow the independent accountants to complete the audits.  Due to Arescom’s lack of cooperation, the Company’s independent accountants were unable to attain satisfaction about Arescom’s account balances by means of other auditing procedures.  As a result, the Company’s independent accountants did not express an opinion on the consolidated financial statements for the year June 30, 2001.

Company Overview and Business Strategy

On March 7, 2004, the Company’s board of directors adopted resolutions proposing and approving a change of the Company’s name from “Lotus Pacific, Inc.” to “Opta Corporation.”  On June 29, 2004, the Company filed a Preliminary Information statement, Schedule 14C, with the SEC to inform all stockholders of the approval of an amendment to the Company’s Certificate of Incorporation providing for the name change.  Holders of a majority of the Company’s outstanding shares consented in writing to the name change.  A letter was mailed to all Lotus shareholders on July 12, 2004 informing them of the name change.  The name change will become effective upon filing the Definitive Information statement, Schedule 14C, with the SEC.  As the name change has not been finalized as of the date of this filing, all references in this Form 10-K will be to Lotus Pacific.  And unless otherwise noted, references to “Lotus Pacific,” the “Company,” “we,” “our” or “us” mean Lotus Pacific, Inc., and its subsidiaries.

The Company incorporated in Delaware on June 25, 1985.  Under prior management, the Company was significantly restructured and changed its name to Lotus Pacific, Inc. in September 1994.  Lotus Pacific is a holding company that conducts business through its subsidiaries. The Company develops, manages, and operates emerging consumer electronics and communications companies, focusing on developing next generation consumer electronics and communication products. The Company provides its subsidiaries with capital and strategic and infrastructure services.

Following the takeover of the Board of Directors of the Company on June 29, 2001, new management of the Company began a thorough review of all aspects of the business operations of the Company and its subsidiaries and has engaged in numerous transactions to restructure the Company’s business.

Under new management, the Company’s primary strategy for business operations has been to restructure or shut down its unprofitable businesses, acquire undervalued or underutilized companies and focus on profitable growth.  The Company has moved aggressively to sell, restructure or shutdown its businesses which were not operating profitably and/or which may or would have required significant cash investments. The Company continues to identify market opportunities that will create and accelerate the growth and success of its subsidiary companies and to implement new business plans to improve the returns on these businesses.

Current management intends to focus the Company’s business on its newly acquired subsidiary, Opta Systems, LLC (“Opta”) dba GoVideo (see “Significant Business Developments and Subsidiary Activity During Fiscal 2003”), and concentrate future business in the related industries of consumer electronics and telecommunications.

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

Business Developments and Subsidiary Activity Prior to Fiscal 2003

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

In June 2001, Acumen formed Lotus Pacific Communications Technology (Beijing) Co., Ltd. (“Beijing Lotus”), a wholly-owned subsidiary, to support business activity in Beijing.  As of the date of this Form 10-K, Beijing Lotus has no material independent operations.

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

As previously reported, on December 11, 2001, the Company sold to Solomon Extreme International Ltd. (BVI), 24,234,738 shares of common stock of the Company’s subsidiary, Arescom, representing approximately 70% of the outstanding shares of Arescom, for $10,000,000 in cash.  The Company determined that Arescom would not generate consistent cash flow from operations in the foreseeable future, and decided to sell its interests for cash to pursue other business opportunities. The Company retained approximately 6% of the outstanding common shares and 11,048 shares of subordinated preferred stock of Arescom.

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

Significant Business Developments and Subsidiary Activity During Fiscal 2003

Acquisition of New Subsidiary – Go Video

As previously reported, in April 2003 the Company loaned $5,986,000 to Opta, which was used, in addition to a deposit of $250,000 paid by Opta to complete its purchase of substantially all assets and assumption of certain liabilities of a product line known as “GoVideo” from SONICblue Incorporated, a Delaware corporation (NASDAQ: SBLU), and Sensory Science Corporation, a Delaware corporation and wholly-owned subsidiary of SONICblue, pursuant to a purchase agreement and an order issued by the United States Bankruptcy Court, Northern District of California, San Jose Division overseeing SONICblue’s bankruptcy case.

Immediately subsequent to Opta’s purchase of the GoVideo product line, the Company purchased 100% of the outstanding membership interests of Opta from Carmco Investments, LLC, a Connecticut limited liability company, for $420,000, representing the return of the $250,000 deposit used in the acquisition of the GoVideo product line and related transaction fees and expenses. Subsequent to the closing, the Company paid an additional $294,000 in connection with these items.  In connection with this agreement, the $5,986,000 originally loaned to Opta Systems was converted to a capital contribution, resulting in a total purchase price, including actual out-of-pocket expenses of approximately $6,770,000.  In October 2003, the purchase price was reduced by $962,000 based on a settlement with SONICblue concerning the purchase price of certain assets acquired, resulting in an adjusted purchase price of $5,808,000 for GoVideo.

GoVideo Business Strategy.  GoVideo’s strategy is to develop, market, and distribute innovative, high performance consumer electronic products that incorporate advanced technology, ease of use, and superior industrial design. We believe there is a significant segment of the consumer electronics market that desires high-performance products that offer value to the consumer and profit opportunities to dealers. Because many of GoVideo’s competitors are focused on higher volume, lower priced product lines where product and service differentiation is difficult to sustain, we believe GoVideo can capitalize on its technology, engineering and industry know-how, product distribution network and reputation for bringing innovative products to the electronics marketplace to pursue our objectives and increase our revenues and earnings.

GoVideo Products.   The GoVideo product line, originally established in 1984, designs and manufactures product lines in the consumer electronics industry, including digital video disc (“DVD”) players, portable DVDs, DVD-Video Cassette Recorder Combos (“DVR”), Dual-Deck VCRs, DVD Recorders, DVD Recorder + VCR, and liquid crystal display (“LCD”) TVs. GoVideo holds various patents covering Dual-Deck technology as well as other electronics products and systems.

The principal consumer electronic product offered by GoVideo during fiscal 2003 was the DVR.  GoVideo offers several models of the DVR that vary from one another by features and configurations.  This product has the ability to:

•               Play DVD discs and VHS tapes;

•               One touch copy transfer DVD to VHS tapes;

•               Progressive Scan delivers the highest quality DVD-Video on a digital TV; and

•               Schedule recordings in advance.

Total net revenues attributed to the DVR from April 18, 2003, the purchase date of GoVideo, through June 30, 2003 were $7,471,000 or approximately 80% of GoVideo’s total net revenues and 38% of the Company’s consolidated net revenues.

GoVideo Revenue to Significant Countries.  During fiscal 2003, all GoVideo’s revenues were generated in the United States.

GoVideo Customers.  GoVideo had one customer that accounted for more than 10% of net revenues.  Costco Wholesale Corporation accounted for 64% of GoVideo’s net revenues and 31% of the Company’s consolidated net revenues during fiscal 2003.

GoVideo Seasonality.  General economic conditions have an impact on GoVideo’s business and financial results. And as a result of competing in the consumer electronic industry, GoVideo’s quarterly results reflect distinct seasonality in the sale of products.  Revenues are typically highest from September through December.

GoVideo Product Development and Manufacturing.  Product development activities consist of hardware, firmware, and software design and engineering as well as co-development and engineering of products with manufacturers and technology partners. Research has been focused on the development of lower-cost consumer electronics and evaluation of potential new products, acquisitions, or joint ventures.  Company-sponsored research and development expenses are neither material nor meaningful to an understanding of our business.

Independent companies manufacture most of GoVideo’s products.  At any one time, GoVideo has multiple contract manufacturers.  Additionally, these manufacturers are constantly evaluated in order to minimize the risks associated with outsourcing the manufacturing process.

GoVideo Sales and Marketing.  GoVideo’s current marketing strategy is to sell products with the support of independent sales representatives specific to certain geographic territories throughout the US and who also represent many other brand name consumer electronic products.  GoVideo currently sells its product lines directly to retailers nationwide including numerous national and regional chains, catalog accounts, specialty stores, warehouse clubs and home shopping channels.

GoVideo Backlog and Inventory.  GoVideo purchases completed units from contract manufacturers.  As such, GoVideo does not carry a raw materials inventory.  GoVideo’s practice is to maintain sufficient finished goods inventory to fill orders promptly and not carry a backlog of orders.  Accordingly, backlog information is not meaningful to an understanding of its business and may not be indicative of actual shipments made to customers in any period.  GoVideo seeks to manage and maintain inventory in a way that will allow it to meet all expected product demand while maintaining flexibility to reallocate manufacturing capacity to improve efficiency and respond to changes in supply and demand.

GoVideo Intellectual Property.   GoVideo developed and owns the proprietary operating system software used by most of its products including its Dual-Deck technology.  Intellectual property rights that apply to various products include patents, trademarks and the GoVideo tradename.  GoVideo maintains an active program to protect its investment in technology by enforcing intellectual property rights.  GoVideo has filed and obtained a number of patents in the US.  While patents are an important element of GoVideo’s success, business as a whole is not materially dependent on any one patent.  GoVideo believes the duration of the applicable patents granted is adequate relative to the expected lives of products. Because of the fast pace of innovation and product development, consumer electronics are often obsolete before the patents related to them expire.

To distinguish GoVideo products from competitors’ products, GoVideo obtained certain trademarks and tradenames for products.

GoVideo’s ability to enforce patents, trademarks and tradename is subject to general litigation risks.  Patents, trademarks, tradenames, and proprietary rights, once established, are very important in the consumer electronics market, and the loss, denial, or infringement of such patents, trademarks, tradenames, and proprietary rights could hurt sales and profitability.

GoVideo Competition.  The market for consumer electronics is extremely competitive and is characterized by rapid technological change.  GoVideo’s main competitors during fiscal 2003 included Sony, Samsung, Mustek, Mintek, LG Electronics, Daewoo Electronics and JVC.

GoVideo’s principal competitive factors included:

•                  Price;

•                  Quality;

•                  Product features;

•                  Product support; and

•                  Product innovation including the patented Dual Deck technology.

New Joint Venture

As previously reported, in January 2003, the Company finalized an agreement to form a joint venture with Beijing Youbang Online Electronics Technology Co., Ltd. (“Youbang”), TCL Computer Technology Co., Ltd. and all the equity holders of Youbang, pursuant to which the Company acquired a 50% interest in a new joint venture to own substantially all of Youbang’s operations. Pursuant to the agreement, all of Youbang’s assets, other than real estate, were transferred to a newly formed Beijing, China joint venture named TCL Digital Technologies, Ltd. (“TCL Digital”), for the purpose of manufacturing computer notebooks in China. The Company agreed to contribute approximately $5,240,000, payable in three installments and representing 50% of the total investment amount.  At the time, the investment was part of the Company’s business strategy to seek businesses to maximize the Company’s growth potential based on its assets. The Company sold its 50% interest in TCL Digital.  See “Significant Business Developments and Subsidiary Activity Subsequent to Fiscal 2003.”

Correlant Communications

Correlant was incorporated in California on February 13, 1996 under the name TurboNet Communications, Inc. and reincorporated in Delaware on October 4, 2000 as Correlant Communications, Inc. Correlant is a significant subsidiary of Lotus Pacific and during fiscal 2002 and 2001 represented essentially 100% of the Company’s consolidated revenues, cost of revenues and research and development expense included in continuing operations. Correlant was much less significant in fiscal 2003 as a result of purchasing GoVideo.

From inception through March 1999, Correlant was a development stage company whose operating activities related primarily to establishing a research and development organization, testing prototype designs, developing a Media Access Control (“MAC”) chip, developing production-ready cable modems including the complete software application, developing cable modem termination system (“CMTS”) infrastructure equipment, commencing the staffing of general and administrative, marketing and technical support organizations and establishing manufacturing relationships.

From 1996 through March 1999, the major domestic cable operators collaborated through the Multimedia Cable Network Systems consortium, of which Correlant was a contributing member, to develop the Data-Over-Cable System Interface Specification (“DOCSIS”) standard. Correlant was able to begin commercial distribution of its products in the US as a result of being awarded the DOCSIS certification for its cable modem technology in March 1999. Correlant continued to design, develop, and market DOCSIS certified high-speed data-over-cable technology, including cable modems and CMTS units for resale to corporate telecommuters, small office/home office, and residential users domestically and internationally through December 23, 2003.  See “Significant Business Developments and Subsidiary Activity Subsequent to Fiscal 2003.”

Prior to February 2002, Correlant sold DOCSIS certified cable modems and in certain instances, the MAC bundled with Correlant’s cable modem software (“MAC+software”), both key components of the completed cable modem.  Correlant developed and owns the proprietary software used in the cable modem.  Effective February 2002, Correlant changed its business model whereby it primarily sold the MAC+software and only sold the completed cable modem in specific circumstances.  Instead of focusing on selling the completed cable modem, Correlant concentrated efforts toward selling only the MAC+software.  The new business model was a result of Correlant’s attempt to increase gross profit percentage, streamline business operations and reduce operating expenses. However, this business model ultimately proved unsuccessful, as gross margins continued to decrease as a result of increased competition in the cable modem market and more broadly, the high-speed Internet market.  In addition, many of Correlant’s major customers chose to either design and manufacture their own DOCSIS cable modems or to utilize competitors’ platforms which were incompatible with Correlant’s products.

During this period, Correlant faced competition from other technologies that enabled high-speed Internet access services such as technologies that increase the efficiency of digital transmission over telephone companies’ existing copper infrastructure, high-speed Internet access service deployed over a number of other media, including fiber optic cable, digital subscriber lines (“DSL”), direct broadcast satellite (“DBS”) and other wireless technologies. As high-speed Internet access services based on competing technologies became more readily available, the market for cable modem-based services was materially and adversely affected.

Correlant Products.  Correlant’s products were divided into two categories:

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

The following table shows revenues attributable to Correlant’s DOCSIS 1.0/1.1 cable modems (in thousands):

Year Ended June 30,	Revenue	Percentage of Consolidated Total Net Revenue
2003	$133	1%
2002	34,713	62%
2001	253,548	96%

MAC+Software.  As part of the aforementioned change in business model, Correlant began selling a key component of the completed cable modem, MAC+software, rather than the completed cable modem effective February, 2002.  The following table shows revenue attributable to MAC+Software (in thousands):

Year Ended June 30,	Revenue	Percentage of Consolidated Total Net Revenue
2003	$8,161	42%
2002	19,672	35%
2001	7,055	3%

Infrastructure Equipment.  During fiscal 2002, Correlant completed initial development of a CMTS to complement its cable modems.  Its CMTS was designed to enable cable operators to provide a complete solution for two-way data transfer between the Internet and the end-user, utilizing its cable modem at one end and its head-end equipment at the other.  CMTS sales were limited during fiscal 2003 and 2002.

Correlant Revenue to Significant Countries.   The following table shows revenue to significant countries (in thousands):

	Year Ended June 30,
	2003	2002	2001
Japan	$54	$30,033	$175,893
Taiwan	9,446	20,757	9,178
United States	201	5,090	78,121
Europe and other	476	—	—
	$10,177	$55,880	$263,192

Segment disclosures and geographical information for fiscal 2003, 2002 and 2001 are presented in “Item 8 Financial Statements and Supplementary Data Note 16 – Segment and Geographic Information.”

Correlant Research and Development.  The following table shows Correlant-sponsored research and development expenses (in thousands):

	Research and development including amortization of deferred stock compensation		Research and development excluding amortization of deferred stock compensation
Year ended June 30,	Dollars	Percentage of Correlant’s Total Revenues	Dollars	Percentage of Correlant’s Total Revenues
2003	$6,906	68%	$6,430	63%
2002	9,392	17%	8,105	15%
2001	16,214	6%	9,089	3%

Correlant Customers.   Correlant sold its data-over-cable products to vendors who then sold the equipment under their brand name to cable operators.  A relatively small number of customers accounted for a significant percentage of Correlant’s revenues.  The percentage of Correlant’s revenues derived from significant customers is detailed as follows:

	Year Ended June 30,
	2003	2002	2001
Toshiba, a related party	—%	54%	67%

TurboComm Technologies, Inc. (“TurboComm”), a related party	93%	37%	3%

Terayon	—%	8%	13%
COM21	—%	—%	11%

During fiscal years 2002 and 2001, Correlant’s revenues accounted for 100% of the Company’s consolidated revenues.  However, due to the purchase of GoVideo during fiscal 2003, Correlant’s revenues represented 52% of the Company’s consolidated revenues.  TurboComm accounted for 48% of the Company’s consolidated revenues during fiscal 2003.

At June 30, 2004 TurboComm owed Correlant $2,253,000. On April 14, 2004, Correlant filed a lawsuit against TurboComm in the District Court of Taiwan seeking to collect TurboComm’s outstanding debt as a result of TurboComm’s unwillingness to pay.  On July 30, 2004, Correlant reached a settlement agreement with TurboComm. Under the agreement, Correlant agreed to withdraw its lawsuit against TurboComm in exchange for the transfer of 700,000 Series A and 300,000 Series C shares of Correlant Preferred Stock owned by TurboComm. Both parties mutually agreed to release and discharge any and all claims that each may have against the other party.

Correlant Manufacturing and Distribution.   During fiscal 2003, Correlant had limited in-house manufacturing capability at its facility in San Diego, California.  This facility was used for design, assembly and testing of prototypes, pilot production of new modem designs, sample testing of products received from other manufacturers, developing the manufacturing process and documentation for new products in preparation for outsourcing.

Correlant had an established relationship and manufacturing contract with TurboComm, a company located in Taiwan that manufactured the high-speed data-over-cable technology products.  From the early stages of design and development, Correlant worked closely with TurboComm’s engineers to ensure optimal and cost effective manufacturing. Correlant’s manufacturing agreement with TurboComm provided TurboComm would supply all of Correlant’s forecasted orders for cable modems at prices to be agreed to by Correlant and TurboComm on a quarterly basis.  While manufacturing Correlant’s products, TurboComm was obligated to repair or replace any defective cable modems and CMTS units.  Although the term of the original contract went through May 2003, both Correlant and TurboComm mutually agreed to continue the relationship beyond that date.

Correlant sold its data-over-cable products to vendors who sold equipment under their brand name to cable operators.  This market had, and still has, a limited number of existing and potential customers.  Correlant already had established relationships with several existing vendors.  As a result, Correlant required only a limited sales and marketing infrastructure.

Correlant Backlog.   Correlant’s general practice was to contract with TurboComm and fill orders within delivery dates required by customers, with some adjustments based on Correlant’s forecast. During fiscal 2003, substantially all Correlant’s products were produced in accordance with specifications and production schedules determined by Correlant based on orders placed by its primary customers. The amount of unfilled orders at any particular time could be affected by a number of factors including, but not limited to, the availability of cable modem components, and the manufacturing and assembly capacity of Correlant’s third party manufacturer. Accordingly, Correlant’s backlog information is not meaningful to an understanding of its business and may not be indicative of actual shipments made to customers in any period.

Correlant Working Capital and Raw Materials.   As result of Correlant producing products in accordance with customer orders and its third party manufacturer procuring a large portion of cable modem components, Correlant was not required to carry finished goods inventory.  Occasionally, when Correlant did carry a raw materials inventory, the amount was not material.  Accordingly, inventory requirements, and the impact of inventory requirements on working capital, are not meaningful to an understanding of Correlant’s business.

Correlant Intellectual Property.   Although Correlant developed and owns the proprietary software used in its cable modem products, Correlant never held any patents or copyrights on its technology. Due to the rapid change in technology and the high cost associated with obtaining and defending a patent, Correlant management never applied for a patent.  Instead, Correlant entered into confidentiality and invention assignment agreements with employees, and entered into non-disclosure agreements with key suppliers, distributors and customers to limit access to and disclosure of proprietary information.  However, these contractual arrangements may not prove sufficient to prevent misappropriation of Correlant’s technology or deter independent third-party development of similar technologies. In addition, the laws of some foreign countries may not protect Correlant’s intellectual property rights to the same extent as do the laws of the US.

Correlant Competition.  Correlant sold its data-over-cable products to vendors who sold equipment under their brand names to cable operators.  During fiscal 2003, although Correlant concentrated on selling the MAC+Software, Correlant still competed in the cable modem industry as the MAC+Software could only be used in the production of cable modems.  Correlant’s primary competitors for the sale of cable modems included Askey, Ambit Microsystems and Motorola.  Primary competitors during fiscal 2003 for the sale of the CMTS included ADC, Arris, Cisco, Com21, Motorola and Terayon.  Other potential competitors included, among others, Alcatel, Best Data, Dassault, Ericcson, Future Networks, NEC, NetGear, Nortel, Pace, Phasecom, Samsung, Scientific-Atlanta, Riverstone, Sony, Thomson Consumer Electronics and Zoom Telephonics.

Correlant’s principal competitive factors included:

•                  The other technologies described above;

•                  The ability to receive the DOCSIS certification;

•                  Price;

•                  Quality;

•                  Ensuring product availability through effective planning and procurement of key components; and

•                  Product support.

Significant Business Developments and Subsidiary Activity Subsequent to Fiscal 2003

Significant business developments, other than the legal proceedings described in “Item 3. Legal Proceedings,” subsequent to fiscal 2003, but before the filing of this report are summarized below:

Cessation of Correlant’s Historical Operations

In February 2003, Lotus Pacific, as majority stockholder of Correlant, appointed four new members to Correlant’s Board of Directors, effectively taking control of the Board.  Prior to this, Lotus Pacific had only one representative on Correlant’s Board of Directors and did not control Correlant’s Board or its operations.  Immediately thereafter, the Board of Directors created a new Executive Committee of the Board, comprised of two members who are Lotus Pacific employees, to act on behalf of the Board of Directors and oversee the Correlant’s management and operations.

As previously reported, effective July 31, 2003, Correlant’s President, Chief Executive Officer and co-founder of Correlant resigned as a director of Correlant.  From that date forward he no longer served as President and CEO of Correlant.   As part of the separation, Lotus entered an agreement in February 2004 to repurchase all shares of Lotus common stock owned by Correlant’s former President.  As of June 30, 2004, Correlant’s former President no longer owns any Lotus stock.  In connection with the resignation, Correlant entered into an Employment Separation Agreement with the former President.  Under the terms of the agreement, Correlant agreed to repurchase 327,000 Correlant shares held by the former President for $0.07 per share for a total of $23,000.  To date, this transaction has not been finalized.  From July 31, 2003 until December 23, 2003, Correlant worked to find a permanent CEO and retained outside consultants to advise and assist during the transition period.  Such consultants were charged with evaluating Correlant’s business operations, its products and demand for its products, and future business prospects.

Upon recommendation of its consultants, Correlant began a substantial reduction in its workforce and operations to reduce operating expenses, reducing the number of Correlant employees from 34 as of August 1, 2003 to 18 employees as of December 23, 2003 and one employee as of June 30, 2004.

As previously reported, as a result of declining margins and demand for its products, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem and CMTS business effective December 23, 2003. As part of the wind down, Correlant licensed part of its technology, and could potentially license other technology.  The wind down of Correlant’s operations was substantially completed by March 31, 2004.

Concurrently, Correlant and Lotus have been exploring opportunities to acquire or invest in other businesses or technologies.  The Company currently expects that together, Lotus and Correlant will identify market opportunities and implement a new business plan complementary with the Company’s business and long-term strategies.

Settlement with Arescom

As previously reported, effective September 10, 2003, Lotus Pacific divested its remaining 6% ownership in Arescom by settling all legal claims against Arescom.

Sale of Joint Venture

Shortly after the Company began running the joint venture, TCL Digital, the Company determined the joint venture’s business model did not fit with the Company’s long-term business strategy, and diverted management resources from the operations of other subsidiaries.  As previously reported, in September 2003, the Company entered into an agreement with TCL Information Technology Industrial (Group) Ltd. (“TCL Information”), whereby the Company sold its 50% interest in TCL Digital for approximately $5,600,000 cash.  The transaction was completed in December 2003.  TCL Information is an affiliate of TCL, a significant stockholder of the Company.

New Subsidiary

On July 7, 2004, the Company’s Board of Directors approved the commencement of a new wholly-owned subsidiary, GoVideo DigiTech (Huizhou) Co., Ltd. (“DigiTech”), which will be located in Guangdong, China.  DigiTech will market MP3 players. The Company plans to invest $500,000 in the new subsidiary. TCL Multimedia Electronics R&D Center (“TCL Multimedia”), an affiliate company of TCL, is currently expending some resources during the start up phase of DigiTech.

Employees

As of June 30, 2003, Lotus Pacific had nine employees in sales, general and administration.  Correlant had 43 full-time employees, including 33 in research and development and ten in sales, general and administration.

As of June 30, 2004, Lotus Pacific had nine employees, including eight in sales, general and administration and one in research and development.  Correlant had one employee in sales, general and administration.  See

“Significant Business Developments and Subsidiary Activity Subsequent to Fiscal 2003.”  GoVideo had 60 full-time employees, including six in product management and 54 in sales, general and administration.  No employees are represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

Available Information

All SEC reports and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations web site at www.lpfc.com/sec as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.  Properties

At June 30, 2003, Lotus Pacific’s executive offices were located at 18200 Von Karman, Avenue, Suite 730, Irvine, California and consisted of approximately 2,250 square feet.  The lease expired in July 2003.  Currently, Lotus Pacific’s executive offices are located at 2402 Michelson Drive, Suite 220, Irvine, California and consist of approximately 2,100 square feet under a month-to-month lease.  Correlant leases approximately 26,000 square feet of office space in San Diego, California, which expires November 2007.

Due to the shut down of operations, Correlant’s interim management has moved out of the San Diego facility to reduce expenses while attempting to either sublease the San Diego facility or negotiate a lease buy out with the landlord.  Currently, Correlant operates from Lotus Pacific’s office.  Due to the weak commercial real estate market in San Diego, interim management has not been successful subleasing the building.  Additionally, there can be no guarantees that interim management will successfully sublease the building or buy out the lease in the future.   After Correlant’s facilities closure, the Company believes its facilities will be suitable for their respective uses and adequate for the Company’s needs.

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

Item 3.  Legal Proceedings

Legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company became, or was, a party during fiscal 2003 or subsequent thereto, but before the filing of this report are summarized below:

Lotus Pacific v. William Hu and Lotus Pacific v.USS Online et al.

On January 3, 2002, Lotus Pacific filed a lawsuit in the United District Court Eastern District of New York against William Hu, and subsequently amended the complaint July 30, 2002.  In the amended complaint, Lotus Pacific brought claims for breach of fiduciary duty, professional negligence, accounting and conversion relating to transfers in December 2000 of approximately $3,600,000 from Mr. Hu’s attorney trust account.  Mr. Hu was alleged to be the Company’s counsel from January 1998 and later its CEO from January 2001 to June 29, 2001.

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

In order to avoid the costs of litigation, after evaluation of the Company’s likelihood of recovering any assets from the defendants in the two cases cited above and the defendants’ ability to pay any judgment secured against them, if any, in February 2003, the Company entered into a settlement agreement with USS Online, TIL, Mr. Hu, Ms. Tung, Lotus International Holdings Corp. a shareholder of the Company (“LIH”), and three individuals to settle all claims against the defendants in the two cases cited above, subject to a number of conditions.  In entering into the settlement agreement, none of the defendants admitted or conceded any liability in connection with the claims asserted in the cases.  As conditions to the settlement agreement, the Company was required to receive: (a) 3,000,000 shares of the Company’s common stock; (b) a promissory note of LIH in the principal amount of $4,000,000, payable on February 19, 2008, with interest accruing at a rate of 3% per annum (the “Note”); (c) a stock pledge agreement, granting to the Company a first priority security agreement in 1,000,000 shares of the Company’s common stock as partial security for the Note (the “Pledged Shares”); (d) original stock certificates representing the Pledged Shares; (e) personal guaranty of the Note; and (f) all of the assets of USSF. The Company received 3,000,896 shares but has not received the Pledged Shares or the assets of USSF.  The Company has made demand on the other parties for fulfillment of the conditions to the settlement and has entered into negotiations with the other parties to settle these demands.  To date, no settlement has been achieved.  The Company has reserved the right to take all actions for breach of the settlement, including reinstituting the original actions.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.  Market for Registrant’s common equity and related stockholder matters.

Lotus Pacific’s common stock began trading on the over-the-counter (“OTC”) Bulletin Board under the symbol “LPFC” on December 1, 1994. As previously reported, on November 5, 2002, the Company’s shares of common stock were removed from the OTC Bulletin Board for failure to comply with NASD Rule 6530, as a result of the Company’s inability to timely file its Form 10-K for fiscal 2002. Although Lotus filed its Form 10-K for fiscal 2002 on April 16, 2004, Lotus is not eligible to trade on the OTC Bulletin Board until Lotus becomes current in all its required filings or files a Form 10 and clears all comments with the SEC.  The Company is working to complete such reports for subsequent periods and will file them as soon as they are available.  Effective November 5, 2002, the Company’s shares of common stock are quoted on the National Quotation Bureau’s “Pink Sheets,” under the symbol “LPFC.PK.”   Trading in the Company’s common stock has been minimal with limited or sporadic quotations and there is no established public trading market for the Company’s common stock.  The high and low common stock prices per share were as follows:

	High	Low
Fiscal 2004:
1st Quarter	$0.09	$0.01
2nd Quarter	0.09	0.02
3rd Quarter	0.05	0.01
4th Quarter	0.1	0.01

Fiscal 2003:
1st Quarter	$0.13	$0.03
2nd Quarter	0.1	0.01
3rd Quarter	0.1	0.05
4th Quarter	0.1	0.05

Fiscal 2002:
1st Quarter	$1.25	$0.75
2nd Quarter	0.85	0.05
3rd Quarter	0.45	0.07
4th Quarter	0.45	0.05

These OTC market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

As of August 15, 2004, there were 50,723,604 shares of Common Stock issued and outstanding, held by approximately 800 shareholders of record as indicated on the records of the Company’s transfer agent.

To date, the Company has not declared or paid any cash dividends on its common stock. The Company anticipates that it will retain all available funds for use in operation and expansion of its business, and no cash dividends are expected to be paid on the common stock in the foreseeable future.

There were no sales of unregistered securities by the Company during fiscal 2003.

The Company received 3,000,896 shares of our common stock as part of the settlement with USS Online, Travelway International Ltd. and Huaya Lu Tung.  See “Item 3. Legal Proceedings.”

Item 6.  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report on Form 10-K.

	As of or for the Fiscal Year Ended June 30,
(in thousands, except per share amounts)	2003 (1)	2002 (2)	2001	2000 (3)	1999 (4)

Results of Operations
Net revenues	$19,503	$55,880	$263,192	$71,839	$3,733
Loss from continuing operations	$(6,366)	$(36,529)	$(7,433)	$(2,249)	$(6,606)
Net income (loss) per common share – basic and diluted:
Loss from continuing operations	$(0.10)	$(0.57)	$(0.12)	$(0.04)	$(0.13)
Total gain (loss) from discontinued operations	$—	$0.27	$(0.45)	$(0.19)	$(0.05)
Net income (loss)	$(0.10)	$(0.30)	$(0.57)	$(0.23)	$(0.18)
Cash dividends per share	$—	$—	$—	$—	$—
Financial Position
Total assets from continuing operations	$52,987	$53,342	$117,214	$121,737	$158,624
Long-term obligations, less current portion	$—	$—	$—	$—	$—
Total stockholders’ equity	$30,565	$36,560	$54,328	$83,730	$94,801

(1) The results of operations for fiscal 2003 included GoVideo’s activity since the April 18, 2003 purchase date.

(2) Fiscal 2002 included: (a) $20,071,000 asset impairment and (b) $17,554,000 total gain from discontinued operations, net of related taxes, as a result of selling our former subsidiary, Arescom, on December 18, 2001.

(3) Fiscal 2000 included a $50,512,000 gain related to the sale of our subsidiary’s common stock.

(4) The results of operations for fiscal 1999 included Correlant’s activity since the March 31, 1999 purchase date.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a description of Lotus Pacific’s business.  This is followed by a discussion of why we were unable to timely file our Form 10-K for the year ended June 30, 2003.  The next discussion relates to material acquisitions and dispositions and a comparison of our results of operations as follows:

•                  Fiscal 2003 compared to fiscal 2002;

•                  Fiscal 2002 compared to fiscal 2001; and

•                  Fiscal 2001 compared to fiscal 2000.

These comparisons are provided solely for readers to understand the historical results of our operations during the time periods covered.  However, due to the strategic change in direction of Lotus Pacific discussed in “Item 1. Business,” and throughout the MD&A section, these results are not indicative of future results.

After the results of operations, we analyze the changes in our cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.”  We then address our “Business Outlook” from June 30, 2004.   We conclude this MD&A with (I) a discussion of the Critical Accounting Estimates we believe are important to understanding the assumptions and judgments incorporated in our reported financial results; and (II) Recently Issued Accounting Standards and the impact they had or will have on our results of operations.

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

Description of Business

Lotus Pacific, a Delaware corporation, is a holding company and we conduct our business through our subsidiaries. We presently develop, manage, and operate emerging consumer electronics and communications companies, focusing on developing next generation consumer electronics and communication products. We provide our subsidiaries with capital and strategic and infrastructure services.

Explanatory Note - Delays in Reporting

On June 29, 2001, a majority of our stockholders, led by TCL, were successful in a solicitation to gain control of Lotus Pacific and replace prior management of the Company.   On June 29, 2001, new directors and officers were appointed and the then existing directors and officers were immediately removed from office.  Following the termination of our relationship with prior independent accountants, new management concluded that a reaudit of the financial statements for fiscal 2001, 2000 and 1999 was required.  Effective July 24, 2002, we engaged our new independent accountants to reaudit and restate these prior periods.  The Company completed such restatements in its Form 10-K for fiscal 2002 filed April 16, 2004.

Acquisitions and Dispositions

During fiscal 2003, 2002 and 2001, we engaged in multiple acquisitions and dispositions.  The details of these transactions are described in detail in “Item 8. Financial Statements and Supplementary Data Note 3 – Acquisitions and Dispositions – Majority Owned Subsidiaries, Note 4 – Acquisitions and Dispositions – Equity Method Investees and Note 5 – Acquisitions and Dispositions – Cost Method Investees.”  However, unless specifically addressed in MD&A, these acquisitions and dispositions were not material to our results of operations and the understanding of our business.  As such, the details have been omitted from MD&A.

Regent Electronics Corporation

In April and May 1997, we acquired 70% of the common stock of Regent Electronics Corporation (“Regent”).  Regent designed, developed, manufactured and marketed Internet-related products that offered Internet access through telephone lines and cable television lines.  In June 1997, Regent acquired Amiga-based, multimedia technology related assets and rights from Rightiming.  On June 26, 2001, we spun-off Regent to Regent’s management.

Correlant Communications, Inc

Correlant Communications, Inc (“Correlant”) is a major subsidiary of Lotus.   However, due to the purchase of a new subsidiary and the strategic change in direction of Lotus Pacific discussed in “Item 1. Business,” and throughout the MD&A section, Correlant was much less significant to our results of operations during fiscal 2003 as compared to fiscal 2002 and 2001.  During fiscal 2003, Correlant accounted for 52% of our consolidated revenues as compared to essentially 100% in fiscal 2002 and 2001.

On March 31, 1999, we entered into a share exchange agreement which provided for the acquisition of 94.5% of the issued and outstanding common shares of Correlant, representing an 81% ownership interest in Correlant in consideration for the issuance of 9,657,000 common shares of the Company valued at $7.21 per share plus contingently issuable shares of up to 1,435,000. The contingent shares were issuable as Correlant options specified in the agreement were exercised.  For each option exercised, 81% of such shares were to be transferred to us in exchange for 0.5364 shares of Lotus Pacific common stock for each share of Correlant stock transferred.   At the acquisition date, the excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $74,545,000 and was assigned to goodwill.  During fiscal 2003, we recorded $21,000 as additional goodwill, and subsequently expensed as an impairment of assets, as a result of issuing 3,000 of the contingently issuable shares.  During fiscal 2001 and 2000, we recorded an additional $18,000 and $554,000, respectively as additional goodwill as a result of issuing 79,000 of the contingently issuable shares. As of August 15, 2004 there were only 3,000 contingently issuable shares outstanding.

During March 2000, we sold, to unrelated parties, 3,657,000 shares of Correlant stock, which reduced our ownership to 65%.  During September 2000, we sold to unrelated parties, 656,000 shares of Correlant stock, which further reduced our ownership to 62%.

Change in Correlant’s Business Model

Prior to January 31, 2002, Correlant sold Data-Over-Cable System Interface Specification (“DOCSIS”) certified cable modems and in certain instances, the Media Access Controller (“MAC”) bundled with cable modem software (“MAC+software”), which were both key components of the completed cable modem.  Correlant developed and owns the proprietary software used in the cable modem.  Effective January 31, 2002 Correlant changed its business model whereby they only sold the completed cable modem in certain circumstances.  Instead of focusing on selling the completed cable modem, Correlant concentrated efforts toward selling only the MAC+software.  The new business model was a result of Correlant’s attempt to increase gross profit percentage, streamline business operations and reduce operating expenses.  This change had the following impacts to our results of operations, cash flows and financial position:

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

Demand for Correlant’s products

During the first half of calendar year 2000, cable modem manufacturers experienced shortages and long lead times for component materials such as flash memory and capacitors.  Due to these shortages, the production of cable modems was constrained and our customers placed substantial orders for our cable modems.  We believe cable operators also overbought in the second half of calendar year 2000 to ensure they had sufficient product to meet subscriber demand.  As a result, we believe there was an inflated demand for cable modems for the first six months of fiscal 2001, June 2000 through December 2000.  Starting in January 2001, our customer orders began dropping sharply resulting in lower demand as end customers started to work through their inventory levels.  This lower demand continued until the cessation of Correlant’s historical operations discussed below.

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

Cessation of Correlant’s Historical Operations

Effective July 31, 2003, Correlant’s President, Chief Executive Officer and co-founder resigned as a director of Correlant.  From that date forward, he no longer served as President and CEO of Correlant. From August 1, 2003 until December 23, 2003, Correlant worked to find a permanent CEO and retained outside consultants to advise and assist during the transition period.  Such consultants were charged with evaluating Correlant’s business operations, its products and demand for its products, and future business prospects.

Upon recommendation of its consultants, Correlant began a substantial reduction in its workforce and operations to reduce operating expenses, reducing the number of Correlant employees from 34 as of August 1, 2003 to 18 employees as of December 23, 2003.

On December 23, 2003, upon recommendation of its consultants, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem and cable modem software business.  The wind down was substantially complete by March 31, 2004.  As of June 30, 2004, Correlant has one employee to maintain corporate records and to comply with statutory reporting requirements.

Concurrently, Correlant has been exploring opportunities to acquire or invest in other businesses or technologies.  We expect Correlant to identify market opportunities and implement a new business plan complementary with our business and long-term strategies.  See “Business Outlook.”

The decline in demand for Correlant’s product and the change in Correlant’s business model had a material impact to our results of operations, financial position and cash flows as of or for the years ended June 30, 2003, 2002, and 2001.  Due to the cessation of Correlant’s historical operations, future financial statements will not be comparable to our historical financial statements.

Lotus World, Inc.

On April 22, 1999, we organized Lotus World to offer Auction Live, an online auction service, to international clients.  The wholly-owned subsidiary was incorporated in Delaware in April 1999, and was a private-label Asian language e-commerce service provider, targeting business-to-business and business-to-customer markets, portals and Internet Service Provider (“ISP”) companies.  Due to the negative response in general to e-commerce, the operations of Lotus World were suspended in 2001.  On March 12, 2002, we entered into an Asset Purchase and Assignment and Assumption Agreement with Avtech Technology, whereby we assigned our rights to certain contracts and related intangibles to Avtech in exchange for Avtech’s assumption of all of Lotus World’s obligations under the contracts assigned.  Subsequent to the completion of the transaction, we dissolved Lotus World.

GoVideo

In April 2003, we loaned $5,986,000 to Opta Systems, which was used, in addition to a deposit of $250,000 paid by Opta Systems to complete its purchase of substantially all assets and assumption of certain liabilities of a product line known as “GoVideo” from SONICblue Incorporated, a Delaware corporation (NASDAQ: SBLU), and Sensory Science Corporation, a Delaware corporation and wholly-owned subsidiary of SONICblue, pursuant to a purchase agreement and an order issued by the United States Bankruptcy Court, Northern District of California, San Jose Division overseeing SONICblue’s bankruptcy case.

Immediately subsequent to Opta System’s purchase of the GoVideo product line, we purchased 100% of the outstanding membership interests of Opta Systems from Carmco Investments, LLC, a Connecticut limited liability company, for $420,000, representing the return of the $250,000 deposit used in the acquisition of the GoVideo product line and related transaction fees and expenses. Subsequent to the closing, we paid an additional $294,000 in connection with these items.  In connection with this agreement, the $5,986,000 originally loaned to Opta Systems was converted to a capital contribution, resulting in a total purchase price, including actual out-of-pocket expenses of approximately $6,770,000.  In October 2003, the purchase price was reduced by $962,000 based on a purchase price adjustment, resulting in an adjusted purchase price of $5,808,000 for GoVideo.

The GoVideo product line, established in 1984, designs and manufactures product lines in the consumer electronics industry, including digital video disc (“DVD”) players, portable DVDs, DVD-Video Cassette Recorder (“VCR”) Combos, Dual-Deck VCRs, DVD Recorders, DVD Recorder + VCRs, and liquid crystal display (“LCD”) TVs. GoVideo holds various patents covering Dual-Deck technology as well as other electronics products and systems.

Current management intends to rebuild the Company’s business based on its newly acquired subsidiary, GoVideo, and concentrate its future business in the related industries of consumer electronics and telecommunications.

Results of Operations

Comparison of Fiscal 2003 to Fiscal 2002

The following table summarizes certain aspects of our results of operations for fiscal 2003 compared to fiscal 2002 (in thousands):

	June 30,
	2003	2002	$ Change	% Change

Revenues	$19,503	$55,880	$(36,377)	(65)%

Gross profit	4,071	5,939	(1,868)	(31)%
As a percentage of revenues	21%	11%

Selling, general and administrative	9,097	6,019	3,078	51%
Depreciation and amortization	486	12,048	(11,562)	(96)%
Research and development	6,906	9,392	(2,486)	(26)%
Impairment of assets	498	20,071	(19,573)	(98)%

Total other income (expense), net	4,068	638	3,430	538%

Provision (benefit) for income taxes	(109)	(3,181)	(3,072)	(97)%

Revenues

Revenues for fiscal 2003 as compared to fiscal 2002 were positively impacted by the purchase of our subsidiary, GoVideo, on April 18, 2003.  Although fiscal 2003 only included GoVideo’s revenues from April 18, 2003 through June 30, 2003, GoVideo accounted for 48% of our consolidated revenues.    The majority of GoVideo’s revenues during fiscal 2003 were generated from sales of DVD Recorders, DVD players, portable DVDs, DVD-VCR Combos and to a lesser extent, sales from the Dual-Deck VCRs, DVD Recorder + VCRs, and LCD TVs.  We expect GoVideo revenue as a relative percentage of revenue to grow as current management continues to rebuild the Company’s business based on GoVideo and concentrate future business in the related industries of consumer electronics and telecommunications.

The positive impact of GoVideo was more than offset by the significant economic slowdown in the cable modem industry, both domestic and international.  Correlant continued to experience a slowdown in customer orders during fiscal 2003.  Additionally, the average sales price of cable modems continued to decline, which in turn placed price pressure on the cable modem components.  Ultimately, this significant slowdown and continued pricing pressure resulted in the cessation of Correlant’s historical operations in the cable modem industry in December 2003.  The significant decrease in overall revenues for fiscal 2003 as compared to fiscal 2002 was primarily attributable to the following factors:

•                  Unit sales of DOCSIS cable modems sold by Correlant decreased approximately 99%;

•                  The average selling price of DOCSIS cable modems decreased approximately 37%;

•                  Unit sales of MAC+Software sold by Correlant decreased approximately 34%; and

•                  Average sales price of MAC+Software decreased approximately 54%.

Revenues generated by international sales as a percentage of total revenues decreased to 51% in fiscal 2003 from 91% in fiscal 2002 as a result of the purchase of GoVideo.  GoVideo’s revenues from the date of purchase through June 30, 2003 were all generated from sales to domestic customers.  We expect international sales as a relative percentage of total revenues to decrease as GoVideo’s revenues as a percentage of total revenues continue to increase.

Gross Profit

The decrease in gross profit dollars for fiscal 2003 compared to fiscal 2002 was a direct result of reduced revenue from declining MAC+Software unit sales and severe price competition.  This decrease was somewhat offset by the increase in gross profit dollars attributed to GoVideo.

Although the gross profit dollars decreased, the overall gross profit percentage dramatically increased as a result of the purchase of GoVideo and a higher portion of overall revenues generated from the sale of Correlant’s MAC+software.  GoVideo’s products and the MAC+Software both had higher gross profit percentages in fiscal 2003 than cable modems during fiscal 2002.

Operating Expenses

Selling, general and administrative (“SG&A”).  SG&A expense consists primarily of personnel costs, including amortization of deferred stock compensation for our administrative and support personnel, allowance for doubtful accounts, and legal and accounting fees.  The increase in SG&A expense for fiscal 2003 as compared to fiscal 2002 was primarily due to the following factors:

•                  $1,935,000 increase in allowance for doubtful accounts to $1,979,000 in fiscal 2003 from $44,000 in fiscal 2001. $1,949,000 of the fiscal 2003 allowance related to Correlant’s main customer TurboComm.  On April 14, 2004, Correlant filed a lawsuit against TurboComm in the District Court of Taiwan seeking to collect TurboComm’s outstanding debt as a result of TurboComm’s unwillingness to pay.  On July 30, 2004, Correlant reached a settlement agreement with TurboComm.  Under the agreement, Correlant agreed to withdraw its lawsuit against TurboComm in exchange for the transfer of 700,000 Series A and 300,000 Series C shares of Correlant preferred stock owned by TurboComm. Both parties mutually agreed to release and discharge any and all claims that each may have against the other party.  The remaining $30,000 allowance for doubtful accounts in fiscal 2003 related to GoVideo’s slow paying customers.  Fiscal 2002 allowance related to Correlant’s smaller customers not being able to pay due to the significant economic slowdown in the downturn in the cable modem industry.

•                  Purchase of GoVideo, which added $1,144,000 to SG&A;

•                  $400,000 increased legal and accounting fees resulting from the previously discussed takeover of Lotus Pacific by TCL and the subsequent replacement of prior Lotus Pacific management, and the subsequent reaudit and restatement of previously reported financial results; and

•                  $500,000 settlement of a legal dispute with a Correlant vendor.

The above increases were partially offset by a decrease of $253,000 in amortization of deferred stock compensation as a result of accounting for stock options under the accelerated provisions allowed by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25.

Depreciation and amortization (“D&A”).  D&A expense consists of depreciation of property and equipment and goodwill amortization related to the purchase of Correlant.  The decrease in D&A expense was due to no goodwill amortization during fiscal 2003 as compared to goodwill amortization of $11,454,000 during fiscal 2002.  Goodwill was deemed impaired at June 30, 2002 and fully written off.  The remaining decrease was a result of the non-renewal of research and development software maintenance due to the shutdown of Correlant’s historical operations.

Research and development (“R&D”).  R&D expense consists primarily of personnel costs, including amortization of deferred stock compensation of employees engaged in research, design and development activities and, to a lesser extent, design prototype material expenditures and expensed equipment and supplies required to develop new products and enhance existing products.  The decrease in R&D expense for fiscal 2003 as compared to fiscal 2002 was primarily attributable to the following factors:

•                  $811,000 decrease in amortization of deferred stock compensation;

•                  $533,000 decrease in DOCSIS certification fees associated with Correlant’s decreased product offerings; and

•                  Decreased salary expense associated with natural attrition without replacing vacant positions.

Impairment of assets.  The majority of the impairment of assets during fiscal 2003 related to the cessation of Correlant’s historical operations.  As such, $477,000 of Correlant’s fixed assets were deemed impaired and written off.  Impairment of assets during fiscal 2002 related to the goodwill associated with the purchase of Correlant.  As of June 30, 2002, we deemed the goodwill impaired due to the competitive nature of Correlant’s industry and its significant reduction in revenues.  As a result, the $20,071,000 of remaining goodwill was fully written off.

Total other income (expense)

Total other income (expense) consists of interest income, interest expense foreign exchange gain (loss) and other non-operating items.  We experienced net other income during fiscal 2003 due to a $3,500,000 dispute settlement with prior auditors.  Additionally, we received 3,000,896 shares of our common stock as part of the settlement with USS Online, Travelway International Ltd. and Huaya Lu Tung.  See “Item 3. Legal Proceedings.” The shares are accounted for as treasury stock and valued at the adjusted closing sales price of $0.05 per share as reported by the National Quotation Bureau’s “Pink Sheets” on the date the shares were acquired which totaled $150,000.  The remaining other income during fiscal 2003 was a result of interest income earned on our cash account and investments, slightly offset by our interest expense.  We experienced net other income during fiscal 2002 primarily due to interest income earned on our cash and investments, which was offset slightly by our foreign exchange loss from our Taiwan branch and interest expense.

Provision (benefit) for income taxes

We record an asset or liability for tax assessments based on our estimate of the potential assessments.  Among other reasons, new laws and new interpretations of laws and rulings may affect the liability for potential tax assessments by tax authorities.  Due to the subjectivity and complex nature of the underlying issues, actual payments or refunds or assessments may differ from our estimates.  To the extent our estimates differ from actual payments or refunds or assessments, income tax expense is adjusted.  In June 2003, we were notified by the Internal Revenue Service (“IRS”) that it would be reviewing our tax returns for the years ended June 30, 2001, 2000 and 1999.    Subsequently, we filed amended returns for the years ended June 30, 2001, 2000 and 1999.  The amendments relate to the restatement of our financial statements as well as the deconsolidation of consolidated tax returns and subsequent filing of separate returns by us and each of our subsidiaries.  Because we filed tax returns separate from our subsidiaries, we could no longer offset income from its sale of stock in subsidiaries against operating losses within its subsidiaries.  However, because we experienced losses in subsequent years these losses were available to carryback against these gains.

Comparison of Fiscal 2002 to Fiscal 2001

The following table summarizes certain aspects of our results of operations for fiscal 2002 compared to fiscal 2001 (in thousands):

	June 30,
	2002	2001	$ Change	% Change

Revenues	$55,880	$263,192	$(207,312)	(79)%

Gross profit	5,939	32,591	(26,652)	(82)%
As a percentage of revenues	11%	12%

Selling, general and administrative	6,019	14,072	(8,053)	(57)%
Depreciation and amortization	12,048	12,020	28	—%
Research and development	9,392	16,214	(6,822)	(42)%
Impairment of assets	20,071	—	20,071	N/A

Total other income (expense), net	638	(2,937)	3,575	122%

Provision (benefit) for income taxes	(3,181)	(6,434)	(3,253)	(51)%

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

Although the gross profit dollars decreased, and the gross profit percentage realized from cable modem sales decreased, the overall gross profit percentage remained fairly constant for fiscal 2002 compared to fiscal 2001.  This was due to a higher proportion of overall revenues generated from the sale of Correlant’s MAC+software, which experienced a higher gross profit percentage than cable modems.

Operating Expenses

SG&A. The decrease in SG&A expense for fiscal 2002 as compared to fiscal 2001 was due to the following factors:

•      $4,433,000 decrease in allowance for doubtful accounts to $44,000 in fiscal 2002 from $4,477,000 in fiscal 2001. For 2002 details, see “Comparison of Fiscal 2003 to Fiscal 2002.” Fiscal 2001 allowance related to the forgiveness of $4,098,000 due from our subsidiary, Regent, in connection with the spin off of Regent. The remaining allowance for doubtful accounts in fiscal 2001 was due to a $300,000 cash advance to our former subsidiary PMB, who subsequently defaulted, and $79,000 accrued interest on our loans to USS Online and PMB.

•      Decrease of $1,696,000 in amortization of deferred stock compensation;

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

D&A.  Goodwill amortization stayed fairly constant from fiscal 2002 compared to fiscal 2001 as there were no significant business acquisitions or dispositions resulting in a change to goodwill amortization.  Depreciation expense increased slightly as capital expenditures increased to support our expanding technology infrastructure during fiscal 2002.

R&D.  The decrease in R&D expense for fiscal 2002 as compared to fiscal 2001 was primarily attributable to the following factors:

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

Comparison of Fiscal 2001 to Fiscal 2000

The following table summarizes certain aspects of our results of operations for fiscal 2001 compared to fiscal 2000 (in thousands):

	Year ended June 30,
	2001	2000	$ Change	% Change

Revenues	$263,192	$71,839	$191,353	266%

Gross profit	32,591	14,607	17,984	123%
As a percentage of revenues	12%	20%

Selling, general and administrative	14,072	16,618	(2,546)	(15)%
Depreciation and amortization	12,020	14,629	(2,609)	(18)%
Research and development	16,214	7,126	9,088	128%
Impairment of assets	—	3,486	(3,486)	(100)%

Total other income (expense), net	(2,937)	46,424	(49,361)	(106)%

Provision (benefit) for income taxes	(6,434)	21,099	(27,533)	(130)%

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

Gross Profit

The increase in gross profit dollars was a result of the increased revenues as discussed above.  The decrease in gross profit percentage was due to the following:

•               An approximate 41% decrease in the average sales price of our DOCSIS cable modems sold by Correlant as a result of heavy price competition.  Selling prices decreased faster than the associated product cost reductions, which reduced approximately 24%;

•               Loss on purchase commitments of cable modem components as Correlant adjusted inventories to reflect the decrease in forecasted product demand; and

•     Write down of component inventories to market value.

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

Total other income (expense)

We experienced net other expense during fiscal 2001 as previously described at “Comparison of Fiscal 2002 to Fiscal 2001.”  We experienced net other income during fiscal 2000 primarily due to the $50,512,000 gain realized from the sale of 3,657,000 shares of Correlant stock.  This was slightly offset by a loss on the sale of a joint venture.  On June 28, 1999 we entered into an agreement with TCL Holdings (BVI) Co., Ltd. (“TCL BVI”)to establish TCL International (US), Inc., a 50-50 joint venture. At June 30, 2003, TCL BVI’s parent company owned 18.9% of our outstanding common stock.  During fiscal 2000 we invested $4,814,000 in the joint venture. The purpose of the joint venture was to develop and market a set top box (“STB”) for the China market.  The STB accessed the Internet via a television and was marketed to households with no computer Internet access.  Once the STB was installed, the joint venture planned to provide Internet access for a monthly fee.  However, because technology for computer Internet access was deployed so quickly in China, there was virtually no demand for the STB once the joint venture completed the product development.  As such, the joint venture ceased operations.  On June 16, 2000 we sold our stock in TCL International to a related party for a note in the amount of $560,000, which was deemed to be the fair value of our portion of the winding down joint venture.  We recorded a loss of $4,254,000 on the disposition. The remaining other income (expense) related to interest income earned on our cash and investments and interest expense.

Liquidity and Capital Resources

The following table summarizes our liquidity position and cash flows as of and for the year ended June 30, 2003 (in thousands):

Cash and cash equivalents	$12,044
Short-term investments	13,964
Working Capital	31,445
Cash used by operating activities	(10,597)
Cash used by investing activities	(16,289)
Cash provided by financing activities	6,283

As of June 30, 2003, our principal source of liquidity included cash and cash equivalents and short-term investments of $26,008,000.  We used $10,597,000 to fund operating activities during fiscal 2003.  Cash used in operating activities was due to an increase in both GoVideo’s inventory and accounts receivable.  These increases were a result of GoVideo coming out of bankruptcy, with liquidated assets and liabilities, and moving toward a company with growing operations.  Other cash used in operations included paying vendors according to current payment terms.  Cash used in operations was slightly offset by cash collected on accounts receivable from related parties due to the slowdown of Correlant’s operations.  We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, the timing of product shipments, accounts receivable collections, inventory management and the timing of vendor payments.

During fiscal 2003, our principal investing activities included: (1) purchase of our joint venture, Youbang; (2) purchase of our subsidiary, GoVideo; and (3) net purchases of short-term investments.  Cash used by investing activities was partially offset by payments received on notes receivable from related parties.

During fiscal 2003, our only financing activity was GoVideo’s loan of $6,283,000 from TCL Industries and Asia Focus Industrial Ltd., entities affiliated with TCL, to fund inventory purchases and operating expenses.  These advances, which accrue interest at annual rates of approximately 4% and are guaranteed by Lotus, are due at various dates during 2004.  The advances have not been repaid, and GoVideo and TCL Industries are currently negotiating an extension on the due dates for those notes that have matured.

Cash and Working Capital Requirements

At June 30, 2003, we had working capital of $31,445,000 compared to $46,962,000 at June 30, 2002.  The decrease in working capital was primarily to fund our consolidated net loss and to purchase GoVideo.

In July 2003, GoVideo entered into a financing agreement last amended and restated in May 2004.  The maximum line of credit available was $40,000,000 (reduced to $30,000,000 on July 15, 2004) limited by a borrowing base determined by specific inventory and receivable balances, and provides for cash loans, letters of credit and acceptances.  The financing agreement, as amended, states that the line of credit will mature July 21, 2007.  Interest is charged at prime plus 1/2 percent subject to a minimum of not less than $15,000 per calendar month.  GoVideo pays a monthly fee on the unused balance of the line of credit of 0.25 percent per year.  The line of credit is collateralized by all of GoVideo’s assets and up to $5,000,000 of the credit facility is guaranteed by Lotus.  Under the current credit facility, GoVideo is required to comply with certain financial covenants and conditions including minimum levels of net income.  During April and June, 2004 GoVideo did not comply with the financial covenants by not earning the required minimum net income.  GoVideo received a waiver letter from the lender for the April 2004 noncompliance.  However, the lender will not waive the June 2004 noncompliance.  As a result, interest charged could increase from prime plus 1/2 percent to prime plus three percent.  GoVideo is currently attempting to negotiate amendments to the credit agreement to reduce the thresholds required by the financial covenants.

For the 12 months following the date of this filing, our cash and working capital requirements will be primarily to fund operations as well as operations of our subsidiary, GoVideo.  This may include research and development, capital expenditures and cash acquisitions that we may undertake. We expect our cash and cash equivalents on hand and cash that may be generated from operations will be sufficient to meet our cash requirements for the 12 months following the date of this filing. However, should our capital requirements exceed cash available from operations we cannot assure that additional sources of financing would be available to us on commercially favorable terms, or at all.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$3,192	$856	$1,632	$493	$211
Capital lease obligations	—	—	—	—	—
Inventory purchase obligations	10,738	10,738	—	—	—
Total contractual cash obligations	$13,930	$11,594	$1,632	$493	$211

Substantially all our operating lease obligations are building leases.

Off-Balance Sheet Arrangements

At June 30, 2003, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Business Outlook

Our business outlook has not changed since we completed our Form 10-K for fiscal 2002, filed with the SEC April 16, 2004.

Following the takeover of the Board of Directors of the Company on June 29, 2001, new management of the Company began a thorough review of all aspects of the business operations of the Company and its subsidiaries.  Since the takeover, we have engaged in numerous transactions to restructure and refocus our business.

Since the takeover, our primary strategy for business operations has been to restructure our unprofitable businesses, acquire undervalued companies (such as GoVideo) and focus on profitable growth.  We aggressively sold, restructured or shutdown our businesses which were either not consistently generating cash from operations or which could have required future significant cash investments to become consistently cashflow positive.  As a result of this effort, we currently have one subsidiary with operations (GoVideo) and one subsidiary with no operations (Correlant) but with significant cash and other assets.  We seek to identify market opportunities that complement current operations, create and accelerate the growth and success of GoVideo and to implement new business plans to improve the returns on these businesses.

We plan to further improve the efficiencies of our consolidated operations and accelerate growth by utilizing our competitive advantages. We believe our competitive advantages include, but are not limited to, the following:

•      Significant experience of current management in the consumer electronics and communications industry;

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

On November 3, 2003, TCL International and Thomson (Euronext Paris: 18453; NYSE: TMS) signed a memorandum of understanding to form a joint venture company named TCL-Thomson Electronics for the development, manufacturing and distribution of television sets and related products and services.   The joint venture’s operations commenced August 1, 2004.  Its objectives are to consolidate its global TV leader position, offer a complete and high-quality product range from basic to high-end innovative products, address all key markets competitively by leveraging an efficient cost structure, and seize development opportunities in the fast-growing Chinese market.

•      GoVideo brand recognition; and

•                  The ability to increase market share by introducing TCL products into the US using GoVideo’s existing distribution channels.

As we look to the future, we are planning for growth in annual revenues as a result of revenues generated from GoVideo.  And although consumer electronics historically have slightly lower gross margins than our past gross margins realized from MAC+software and cable modem-related products, we expect gross margin dollars to increase as a result of increased revenue.  Our strategy will remain within our core competency of consumer electronics and telecommunications as we attempt to gain strength, momentum and market share in the US and abroad.

Our future results of operations and the other forward-looking statements contained in this filing, including this MD&A, involve a number of risks and uncertainties—in particular, the statements regarding plans to cultivate new businesses that complement existing consumer electronics business, revenue and gross margin.  In addition to various factors discussed above, a number of other factors could cause actual results to differ materially from our expectations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the US.  The preparation of these financial statements requires estimates and assumptions that affect the reported amounts and disclosures.

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

•                  Revenue recognition.  We recognize revenue upon passage of title of our product in accordance with SEC Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B.  At the time revenue is recognized, GoVideo records an allowance for estimated sales returns based on estimates derived from historical trends.  Sales returns are recorded with net revenues.  GoVideo also establishes an allowance for estimated payment term discounts expected to be taken by customers based on analysis of historical trends.  Payment term discounts granted are recorded in other expense.

•                  Warranty Reserves.  Go Video provides limited labor and parts warranties on certain of its products for a maximum of one year.  Go Video records a warranty reserve based upon historical experience and an estimate of total exposure associated with products sold to consumers through retail outlets.  Correlant did not provide a product warranty.  The warranty liability for defective cable modems was the responsibility of the third-party manufacturer.

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

•                  Inventories. GoVideo’s inventory consists of finished goods, which are mostly in transit from its contract manufacturer.  Correlant’s inventory consisted primarily of integrated circuits and other components to be used in the manufacture of cable modems.  Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.  Due to the aforementioned change in Correlant’s business model and the timing of Correlant’s product life cycle, the inventory was fully reserved at June 30, 2003. It remained fully reserved until the shutdown of Correlant’s historical operations in the cable modem and cable modem-related market.

•                  Investments.  Our investments consist primarily of debt securities.  Investments are stated at fair value based on quoted market prices obtained from an independent banker.  Investments are classified as available-for-sale based on management’s intended use.  As of June 30, 2003 short-term investments and any difference between the fair market value and the underlying cost of such investment is disclosed at “Item 8. Financial Statements and Supplementary Data  Note 2 – Significant Accounting Policies.”  Currently we do not have any equity investments in publicly traded companies.  During the period covered by this Annual Report, we held noncontrolling interests in private companies with no active market, which required fair values to be estimated.  We recorded an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

•                  Valuation of goodwill and other identifiable intangible assets.   We actively pursued the acquisition of businesses, which resulted in significant goodwill and other identifiable intangible assets.  We assess the impairment of goodwill and other identifiable intangible assets whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Factors which trigger an impairment review include, but are not limited to, the following: (1) significant negative industry or economic trends; (2) current, historical or projected losses that indicate continuing losses; and (3) a significant decline in our market capitalization relative to net book value.  When we determine there is an indicator the carrying value of the goodwill or other identifiable intangible assets may not be recoverable, we measure impairment based on estimates of future cash flow.  These estimates include assumptions about future conditions within the Company as well as the entire industry.

•                  Impairment of other long-lived assets.  Other long-lived assets, such as property and equipment, are amortized or depreciated over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If the asset has been impaired, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

•                  Income taxes.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized in the future.  We considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. If we determine that we will not realize all or part of our net deferred tax assets in the future, we will make an adjustment to the deferred tax assets, which will increase income tax expense in the period of such determination.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for

Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”).  SFAS 146 requires the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also states the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  We adopted SFAS 146 during fiscal 2003. The adoption did not have a material effect on our financial position, results of operations, or cash flows as of or for the year ended June 30, 2003.

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The disclosure requirements of FIN 45 are applicable to the Company’s product warranty liability and other guarantees.  We adopted FIN 45 during fiscal 2003. The adoption did not have a material effect on our financial position, results of operations, or cash flows as of or for the year ended June 30, 2003.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), which amends SFAS 123.  SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects an entity’s accounting policy decisions with respect to stock-based employee compensation have on reported net income in both annual and interim periods.  We adopted SFAS 148 during fiscal 2003. The adoption did not have a material effect on our financial position, results of operations, or cash flows as of or for the year ended June 30, 2003.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 was revised in December 2003.  FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (Primary Beneficiary) should consolidate a VIE that functions to support the activities of the Primary Beneficiary. The application of FIN 46 is required for periods ending after December 15, 2003.   The Company has no contractual relationship or other business relationship with a VIE, and therefore the adoption of FIN46 will have no effect on our financial position, results of operations, or cash flows.

In January 2003, the EITF published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The Company does not expect SFAS 149 to have a material impact on its financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 represents the first phase of the FASB’s project to clarify the accounting treatment of certain instruments that possess characteristics of both liabilities and equity.  SFAS 150 generally requires that freestanding financial instruments that obligate the issuer to redeem the holders’ shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions be treated as liabilities.  The provisions of SFAS 150 are effective immediately for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, with the exception of mandatorily redeemable instruments of non-public companies, which become subject to SFAS 150 for fiscal periods beginning after December 15, 2003.  The Company does not expect SFAS 150 to impact the classification of its outstanding preferred stock instruments upon the Company’s adoption effective July 1, 2003.

Certain Factors That May Affect Future Results

Forward Looking Statements.  This Annual Report on Form 10-K contains certain statements that are forward looking within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties.  Any statements contained herein (including, without limitation, statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof), that are not statements of historical fact should be construed as forward looking statements.   All statements that address operating performance, events or developments that our management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements.  These forward-looking statements are based on our management’s current views and assumptions regarding future events and operating performance.  Many factors could cause actual results to differ materially from estimates contained in our management’s forward-looking statements including the factors listed at pages 30-32.   The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.  Because of these and other factors that may affect our operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

The restatement and reaudit of our financial statements and the potential for review of our financial disclosure could materially impact our business and results of operations.  Following the replacement of prior management, the new management began reviewing various transactions undertaken by old management prior to June 29, 2001.  During its preliminary investigation, new management identified certain material transactions undertaken by prior management that impact reported financial and operating results with respect to its consolidated financial statements for the fiscal years ended June 30, 2001, 2000 and 1999.  Due to the preliminary results, the Company dismissed the then existing independent accountants, hired new independent accountants and re-audited all periods under investigation.  The Company completed the restatement of previously reported financial statement in its Form 10-K for fiscal 2002 filed with the SEC April 16, 2004.

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

The Company faces tough competition. The Company’s current subsidiary GoVideo plays a unique niche in a highly competitive industry: consumer electronics.  GoVideo competes against many well established companies including many original equipment manufacturers (“OEM”) who have substantially greater financial and other resources than the Company.  Additionally, the consumer electronics industry is empirically facing a trend of declining gross margin resulted from emerging global market and competition. While GoVideo was profitable in fiscal 2003, the competitive nature of the industry may negatively affect the Company’s earnings if GoVideo is unable to quickly adapt to the technological and market changes of the industry.

GoVideo utilizes contract manufacturers and a combination of technologies from its own intellectual property as well as third parties. Hence, there are no assurances GoVideo can continue to obtain new consumer electronic products that will be competitive in today’s constantly changing marketplace.

We may not be able to produce sufficient quantities of our products as we obtain components from, and depend on, a limited number of key suppliers.  All our TV and DVD player products contain one or more components that are available from a single supply source and other components that are available from limited sources.  We depend on these sources to meet our production requirements.  We do not have any long term supply contracts.  Although we do not presently anticipate a disruption in this source of supply, if it is necessary for us to obtain these key components from an alternative supplier, it could take several months before receiving adequate supplies, and during this time we would be unable to satisfy our customers’ demands.  In such event, prolonged delays could result in the cancellation of orders and the loss of customers.

GoVideo purchases products from countries in Asia, including China, South Korea and Taiwan, where there are risks associated with the potential change in social, political and regulatory and economic conditions.  Significant changes in the social, political and regulatory and economic conditions could adversely affect GoVideo through increased costs, unavailability of goods or increased tariffs.  As a result of trade disputes, the US has occasionally imposed tariffs, regulatory procedures and importation bans on certain products.  Trade sanctions or regulatory procedures involving a country in which we conduct a substantial amount of business could have a material adverse effect on our operations.

GoVideo is responsible for product warranties and defects.  Although GoVideo outsources all product manufacturing, it provides limited labor and parts warranties on certain of its products for a maximum of one year.  Therefore, GoVideo is highly dependent upon the quality of its suppliers.

Our new products may not be well accepted.  Our future success depends on GoVideo’s ability to continue to design and develop and win acceptance of its products and services, which are offered in highly competitive markets characterized by continual product introductions, rapid development in technology, and subjective and changing consumer preferences.

The introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. As GoVideo maintains a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

We are exposed to the risks associated with the recent decision to cease cable modem-related business by Correlant, our subsidiary. The Company is actively seeking a viable business model for Correlant to maximize our shareholders’ interest.  Even if a viable business model is found that will correspond with Correlant’s available cash size, there is still no guarantee the model will succeed.

Our stock price may not come back.  The Company’s stock was removed from OTC Bulletin Board as a result of the Company’s failure to timely submit the Form 10-K for fiscal 2002. Although Lotus filed its Form 10-K for fiscal 2002 on April 16, 2004, Lotus is not eligible to trade on the OTC Bulletin Board until Lotus becomes current in all its required filings or files a Form 10 and clears all comments with the SEC. The current trading of the Company’s stock is sporadic and minimal and there is no established public trading market for our common stock. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

GoVideo may need additional capital resources.  We believe GoVideo’s cash flow from operations and borrowings under its credit facility are sufficient to fund existing operations for the foreseeable future.  See   “Liquidity and Capital Resources.”  However, GoVideo may need additional capital to operate if:

•      Market conditions change;

•      Business plans or assumptions change;

•      Acquisitions are pursued;

•      Material increases in capital expenditures or working capital become necessary; or

•                  GoVideo’s lender calls or accelerates the repayment of its line of credit due to noncompliance with debt covenants as previously discussed.

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

Foreign Currency Risk.   Until January 31, 2002 a large portion of Correlant’s business was transacted in Taiwan.  However, the functional currency of our Taiwan branch was the US dollar.  Only a small number of transactions were denominated in the Taiwan dollar and exposed to foreign currency exchange rate risk.  Subsequent to January 31, 2002, as part of the change in Correlant’s business model, we closed our Taiwan branch.  All transactions, with the exception of Beijing Lotus, which has no material independent operations, are now denominated in the US dollar.  Therefore, we do not have any hedging or similar foreign currency contracts.  To date, we have not experienced any material foreign currency exchange rate gains or losses associated with transactions denominated in the Taiwan dollar or the Chinese RMB and do not expect any significant changes in foreign currency exposure in the near future.

Item 8.  Financial Statements

The information required by Item 8 is included at pages F-1 to F-35.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a) There were no changes in or disagreements with accountants on accounting and financial disclosure during fiscal 2003.

(b)  The Company previously reported the dismissal of Larson, Allen, Weishair & Co. as its independent accountants and the appointment of Hein & Associates LLP (“Hein”) as its new independent accountants in current reports on Form 8-K and 8-K/A as filed with the Commission on March 26, March 27 and April 12, 2002.

The Company previously reported the dismissal of Ernst & Young LLP as the independent accountant of Correlant, a “significant subsidiary” (as defined in Rule 1-02 of Regulation S-X) of the Company, and the engagement of Hein as the new independent accountant of Correlant on April 23, 2002, in the Company’s current reports on Form 8-K and 8-K/A as filed with the Commission on April 25 and June 4, 2002.

(c)  In connection with the change in accountants referenced above, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. In connection with the change in accountants referenced above, there were no “reportable events” of the type described in Item 304(a)(1)(v).

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2003, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Changes in internal control over financial reporting

During fiscal 2003 there were no significant changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

(A) Lotus Pacific Directors

The Company has five Directors elected in three separate classes. One Director serves as a Class I Director, and will serve for a term which was scheduled to expire at the 2002 Annual Meeting of stockholders, or until their successors are duly elected and qualified or until their death, resignation or removal. One director serves as a Class II Director, and will serve for a term which was scheduled to expire at the 2003 Annual Meeting of stockholders, or until their successors are duly elected and qualified or until their death, resignation or removal. Three Directors serve as Class III Directors, and each will serve for a term which was scheduled to expire at the 2004 Annual Meeting of stockholders, or until their successors are duly elected and qualified or until their death, resignation or removal. The following table sets forth certain information with respect to the directors and executive officers of the Company as of August 15, 2004.

Name	Age	Office
LI, Dongsheng	47	Chairman of the Board and Class III Director
YAN, Vincent Yong	41	President, Chief Executive Officer, Class II Director
LIU, James Jian	48	Class III Director
LIN, Zuoquan	41	Class I Director
LIN, Jih-Ming	52	Class III Director

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

Professor Zuoquan Lin was appointed as a Class I Director on March 25, 2002. Professor Lin also has served as a director of Correlant since February 2003. He is currently the Dean of the Department of Information Science, a position he has held since 1998, and is the Director of the Networking Research and Development Center at Peking University, China, having held the position since 1999. His main areas of research include computer software, artificial intelligence, network economy and management information system. Professor Lin also is currently an independent consultant in enterprise strategy and information technology. From 1995 to 1997, he was the Director of the Institute of Computer Sciences at Shantou University, China.  Professor Lin holds a Ph.D. in computer science from Bei Hang University in Beijing, China.

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

(B) Lotus Pacific Executive Officers

Name	Age	Office
YAN, Vincent Yong	41	President, Chief Executive Officer, Class II Director
DAVIS, Steve	35	Chief Financial Officer
WANG, Sean Shaojian	40	Chief Operating Officer

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

Sean Shaojian Wang was appointed as the Company’s Chief Operating Officer in June 2004.  Mr. Wang served as the Chief Financial Officer, from 2002 to 2004, of PacificNet, Inc., a company in Minneapolis, Minnesota whose shares are traded on NASDAQ (Symbol: PACT).  PacificNet, Inc., through its subsidiaries, invests, operates and provides value-added telecom services (“VAS”) and products solutions in China. From 1993 to 2002, Mr. Wang served as a managing director of Thian Bing Investments PTE, Ltd. in Singapore, an investment company in oil seeds planting, edible oil processing, packing materials and the other related industries. Mr. Wang graduated from Hamline University in St. Paul, Minnesota with a Bachelor of Science in 1986 and from the University of Minnesota with a Masters of Business Administration in 1989.

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

Item 11.  Executive Compensation

The following table sets forth for the periods presented the compensation for services in all capacities to the Company of the persons who were the (i) the chief executive officer of the Company, and (ii) the four most highly compensated executive officers, other than the chief executive officer, who received over $100,000 in compensation during the fiscal year (collectively, the “Named Officers”).

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Vincent Y Yan (1)	2004	$180,000	$150,000	—	—	—	—	—
President, Chief Executive	2003	120,000	—	—	—	—	—	—
Officer	2002	120,000	—	—	—	—	—	—
CFO
Steve Davis (2)	2004	$124,000	$34,000	—	—	—	—	—
CFO	2003	120,000	—	—	—	—	—	—
	2002	N/A	—	—	—	—	—	—
Sean Wang (3)	2004	$160,000	—	—	—	—	—	—
COO	2003	N/A	—	—	—	—	—	—
	2002	N/A	—	—	—	—	—	—

(1) Mr. Yan has an employment contract with the Company signed on June 29, 2001. The contract was automatically extended for a year on June 30, 2004.

(2) Mr. Davis’s salary is paid by both Lotus and GoVideo.  During fiscal 2003, GoVideo paid $80,000 and Lotus paid $40,000.  During fiscal 2004, GoVideo paid $84,000 and Lotus paid $40,000.  Lotus paid Mr. Davis a bonus of $10,000 and GoVideo paid Mr. Davis a $24,000 bonus in fiscal 2004.

(3) Reflects Mr. Wang’s salary at the time he was appointed Chief Operating Officer in June 2004.

Stock Options

No current executive officer or director of the Company holds any stock options. No stock option grants were made during fiscal 2003. No stock appreciation rights were granted during fiscal 2003.

Option Exercises and Holdings

No current executive officer or director of the Company holds any option, and no options were exercised during fiscal 2003.

Director Compensation

For fiscal 2003, non-employee directors of the Company were each paid $1,000 for each regular meeting of the Board of Directors which they attended and $800 for each special or committee meeting of the Board of Directors which they attended, plus, in each case, actual out-of-pocket expenses for attendance. Non-employee directors were eligible to receive an option to purchase 5,000 shares of the Company’s common stock for each fiscal year that they serve as Directors. For fiscal 2003, no directors received cash payments or stock options for their service on the Board of the Directors.

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

On June 29, 2001, the Company entered into a one-year employment agreement with Mr. Yan for the positions of President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. This agreement may be extended for successive one-year periods by the Company and Mr. Yan. For his services, Mr. Yan is paid an annual salary of $180,000 as of January 1, 2004 and an annual bonus to be determined in the discretion of the Special Committee of the Board of Directors of the Company. A copy of the employment contract with Vincent Yan was attached in the Company’s Form 10-K filed on October 12, 2001.  During fiscal 2003, the employment agreement entered into between the Company and Vincent Yan, CEO and President of the Company, was extended for one year without any changes.

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

Stock Price Performance Graph

The line graph below compares the cumulative total shareholder return on our Lotus Pacific common stock with the cumulative total return for the Standard & Poor’s SmallCap 600 Index from June 30, 1999 through June 30, 2003.  The graph assumes the value of the investment in our Lotus Pacific common stock and the SmallCap 600 Index was $100 at June 30, 1999.  It also assumes that all dividends paid by those companies included in the indexes were reinvested.  No cash dividends have been declared on our Lotus Pacific common stock.

Comparison of 5 Year Cumulative Total Return*
Lotus Pacific, Inc and Standard & Poor’s SmallCap 600 Index

* $100 invested on June 30, 1998 in stock or index – including reinvestment of dividends.  Fiscal year ending June 30.

	June 30,
	1999	2000	2001	2002	2003
Lotus Pacific	$100.00	$94.05	$9.05	$0.57	$0.38

S&P SmallCap 600	100.00	390.89	429.78	429.22	409.98

Due to the dramatic shift in business focus from cable modems and cable-modem related equipment to consumer electronics during fiscal 2003, we are unable to present any meaningful comparisons to peers.  Therefore, the above graph and table include the S&P SmallCap 600 index only.  Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of June 30, 2004 by (i) all persons who are beneficial owners of five percent or more of the Company’s Common Stock, (ii) the Company’s executive officers named in the Summary Compensation Table above, (iii) each director and nominee for director of the Company, and (iv) all current executive officers and directors as a group as of August 15, 2004:

	Shares of Stock Beneficially Owned (1)	Percentage of Class (1)
Lotus International Holdings Ltd.(2) Suite 13 First Fl., Oliaji Trade Center Francis Rachel Street Victoria, Mahe Republic Of Seychelle	12,000,000	23.7%
TCL Industries Holdings (HK) Ltd.(3) 13/F TCL Tower 8 Tai Chung Road Tsuen Wan, Hong Kong	9,606,671	18.9%
LI, Dongsheng	—	—
YAN, Vincent Yong	—	—
LIU, James Jiam	—	—
LIN, Zuoquan	—	—
LIN, Jih-Ming	—	—
DAVIS, Steve	—	—
WANG, Sean	—	—
All directors and executive officers as a group (consisting of 7 persons)	—	—

(1) All information is as of August 15, 2004 and determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based solely upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission.

(2) Lotus International Holdings Ltd. is controlled by TCL Industries Holdings (HK) Ltd.

(3) TCL Industries Holdings (HK) Ltd. is an affiliate of TCL Holdings Group.

In May 1997, Lotus Pacific granted 1,090,000 options to certain officers and key employees with an exercise price of $6.00 per share, which was the market price of Lotus Pacific’s common stock at the time of grant.  Options were 100% vested when granted and expired five years from grant date.   All options expired during fiscal 2002 and as such there were no options outstanding as of June 30, 2003.

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

As part of the 1999 acquisitions of Correlant and Arescom, Lotus Pacific entered into share exchange agreements with both Correlant and Arescom.  As stipulated by the agreements, Lotus Pacific set aside a total of 1,708,000 of contingently issuable shares of Lotus Pacific common stock.  The contingent shares were to be issued as Correlant and Arescom stock options, specified in the purchase agreements, were exercised.  For each option exercised by a Correlant stock option holder, 81% of such shares were to be transferred to Lotus Pacific in exchange for 0.5364 shares of Lotus Pacific common stock for each share of Correlant stock transferred.  For each option exercised by an Arescom stock option holder, 81% of such shares were to be transferred to Lotus Pacific in exchange for 0.02915 shares of Lotus Pacific common stock for each share of Arescom stock transferred.  There were a total of 1,017,000, 1,134,000 and 1,550,000 Lotus Pacific shares contingently issuable in connection with both share exchange agreements as of June 30, 2003, 2002 and 2001, respectively.  Due to the sale of Arescom, there have been no contingently issuable shares with respect to Arescom options since the date of the sale in December 2001.  Due to the wind down of Correlant’s historical operations, there were 3,000 Lotus Pacific shares contingently issuable with respect to the Correlant shares as of June 30, 2004.

Item 13.  Certain Relationships and Related Transactions

In addition to employment agreements discussed in Item 11, Lotus Pacific entered into the following transactions during fiscal 2003 required to be reported under Item 404 of Regulation S-K:

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

Subsequent to fiscal 2003, Lotus Pacific entered into the following transactions required to be reported under Item 404 of Regulation S-K:

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

On February 17, 2004, the Lotus Pacific Board of Directors approved the repurchase of approximately 623,000 shares of Lotus Pacific common stock at $0.30 per share from Gordon Lum.  Mr. Lum was appointed as a Class II Director of the Company on August 6, 2001.  In connection with the stock repurchase, Mr. Lum resigned from the Board of Directors.

On July 7, 2004, the Company’s Board of Directors approved the commencement of a new wholly-owned subsidiary, GoVideo DigiTech (Huizhou) Co., Ltd. (“DigiTech”), which will be located in Guangdong, China.  DigiTech will market GoVideo’s MP3 players.  The Company plans to invest approximately $500,000 in the new subsidiary. TCL Multimedia Electronics R&D Center (“TCL Multimedia”), an affiliate company of TCL, is currently expending some resources during the start up phase of DigiTech.

Item 14 — Principal Accounting Fees and Services

The following table is a summary of the fees that Lotus paid or accrued for the audit and other services provided by Hein from the date Hein was engaged through the date of this filing.  Hein was engaged March 25, 2002 to audit the year ended June 30, 2002 and July 24, 2002 for the reaudit of the years ended June 30, 2001, 2000 and 1999.  As a result, fees included in fiscal 2002 include the fees to reaudit the years ended June 30, 2001, 2000 and 1999.

Fee Category	Year ended June 30, 2004	Year ended June 30, 2003	Year ended June 30, 2002
Audit fees	$—	$175,000	$682,000

Audit-related fees	7,000	15,000	7,000

Tax fees	125,000	93,000	—

Audit Fees. Consists of fees billed for professional services rendered for the audit and restatement of our consolidated financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided by Hein in connection with statutory and regulatory filings or engagements.  Because the fiscal 2004 audit has not commenced as of the date of this filing, there are no related fees included in the above table.  All fees associated with the fiscal 2004 audit will be included in the Company’s fiscal 2004 Form 10-K, which will be filed upon completion.

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

1.               Financial Statements

(i)                                     Report of Hein & Associates LLP,  Independent Auditors

(ii)                                  Consolidated Balance Sheets

(iii)                               Consolidated Statements of Operations

(iv)                              Consolidated Statements of Stockholders’ Equity

(v)                                 Consolidated Statements of Cash Flows

(vi)                              Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3.              Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Certificate of Amendment of Certificate of Incorporation dated as May 25, 1999	Incorporated by reference to Exhibit 3.1 to Form 10/A, filed June 17, 1999
3.2	Certificate of Amendment of Certificate of Incorporation dated as June 15, 1998	Incorporated by reference to Exhibit 3.1 to Form 10, filed October 27, 1998
3.3	Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.2 to Form 10, filed October 27, 1998
3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to Form 10—K, filed October 13, 2000
3.5	Amendment to Bylaws	Incorporated by reference to Exhibit 99.1 to Form 8K, filed July 2, 2001
10.1	2000 Equity Incentive Plan	Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed April 4, 2000
10.2	Agreement dated September 30, 2000, between the registrant and TurboNet Communications (now Correlant Communications, Inc.)	Incorporated by reference to Exhibit 10.10 to Form 10—K, filed October 13, 2000
10.3	Lotus Pacific Inc., Executive Employment Agreement	Incorporated by reference to Exhibit 10.11 to Form 10—K, filed October 15, 2001
10.4	Opta Systems, LLC dba GoVideo Executive Employment Agreement	Incorporated by reference to Exhibit 10.4 to Form 10—K, filed April 16, 2004
10.5	Exchange Agreement between Registrant and ARESCOM Inc. dated December 11, 2001	Incorporated by reference to Exhibit 10.5 to Form 10—K, filed April 16, 2004
10.6	Stock Purchase Agreement between Registrant and Solomon Extreme International Ltd. dated December 11, 2001	Incorporated by reference to Exhibit 10.6 to Form 10—K, filed April 16, 2004

10.7	Acquisition Agreement of TCL Digital dated January 18, 2003	Incorporated by reference to Exhibit 10.7 to Form 10—K, filed April 16, 2004
10.8	Opta LLC Interest Purchase Agreement between Registrant and Carmco Investment, LLC, dated April 17, 2003	Incorporated by reference to Exhibit 10.8 to Form 10—K, filed April 16, 2004
10.9	Sale agreement of TCL Digital dated December 20, 2003	Incorporated by reference to Exhibit 10.9 to Form 10—K, filed April 16, 2004
10.10	Current Lease – GoVideo Office Lease	Incorporated by reference to Exhibit 10.10 to Form 10—K, filed April 16, 2004
10.11	Current Lease – Go Video Lease for Commercial Space	Incorporated by reference to Exhibit 10.11 to Form 10—K, filed April 16, 2004
16.1	Letter re Change in Certifying Accountant	Incorporated by reference to Exhibit 16.1 to Form 8—K, filed April 12, 2002
16.2	Letter re Change in Certifying Accountant	Incorporated by reference to Exhibit 16.2 to Form 8—K, filed June 4, 2002
21	List of Subsidiaries	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b)  Reports on Form 8-K.

During the fourth quarter ended June 30, 2003, the registrant filed the following reports on Form 8-K:

Date Filed	Item Number	Description

April 1, 2003	Items 5 and 9

The Company announced that a Special Meeting of the Stockholders of Correlant was held on March 28, 2003.  At the meeting, Hein & Associates LLP was selected as independent accountants and auditors of Correlant for the fiscal year ending June 30, 2003. The Company also announced that members of Correlant’s management made a presentation at the meeting regarding Correlant’s past operations and future prospects.

April 25, 2003	Item 5	The Company announced that it purchased 100% of the outstanding membership interests of Opta Systems, LLC, a Delaware limited liability company.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Vincent Yong YAN	President, Chief Executive Officer, Director	August 24, 2004
Vincent Yong YAN

/s/ Steve DAVIS	Chief Financial Officer (Principal Accounting Officer)	August 24, 2004
Steve DAVIS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dongsheng LI	Chairman of the Board	August 24, 2004
Dongsheng LI

/s/ Vincent Yong YAN	President, Chief Executive Officer, Director	August 24, 2004
Vincent Yong YAN

/s/ Jian LIU	Director	August 24, 2004
Jian LIU

/s/ Zouquan LIN	Director	August 24, 2004
Zouquan LIN

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lotus Pacific, Inc.

We have audited the accompanying consolidated balance sheets of Lotus Pacific, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended June 30, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Except as explained in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to audit the financial information of one of the Company’s significant subsidiaries that is consolidated in the June 30, 2001 financial statements as discontinued operations because the subsidiary would not provide the necessary information to allow us to complete the audit.  Due to the subsidiary’s lack of cooperation, we were unable to satisfy ourselves about the subsidiary’s account balances by means of other auditing procedures.

Because of the matter discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the consolidated financial statements for the year ended June 30, 2001.

In our opinion, the June 30, 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Lotus Pacific, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HEIN & ASSOCIATES LLP

Orange County, California

June 15, 2004

LOTUS PACIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$12,044	$32,647
Short-term investments	13,964	4,959
Accounts receivable, net	6,847	281
Accounts receivable from related parties, net	39	7,075
Inventories, net	6,438	—
Notes and interest receivable from related parties, net	1,592	3,522
Income tax receivable	2,475	3,201
Prepaid expenses and other current assets	876	283
Total current assets	44,275	51,968

Property and equipment, net	1,068	1,323
Tradename	2,420	—
Goodwill	1,795	—
Investment in joint venture	3,378	—
Other assets	51	51
	$52,987	$53,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable to related parties	$6,283	$—
Accounts payable	2,903	4,045
Accounts payable to related parties	73	247
Accrued expenses	2,792	714
Warranty reserve	688	—
Income tax payable	91	—
Total current liabilities	12,830	5,006

Commitments and contingencies (Note 14)

Non-controlling interest in subsidiaries	9,592	11,776

Stockholders’ equity:
Preferred stock Series A, $.001 par value: 100 shares authorized, 4 shares issued and outstanding at June 30, 2003 and 2002; $10 per share liquidation preference and June 30, 2002	—	—
Common stock, $.001 par value: 100,000 shares authorized; 64,236 shares issued and 61,233 outstanding at June 30, 2003 and 64,233 shared issued and outstanding at June 30, 2002	64	64
Additional paid-in capital	128,469	128,019
Less: treasury stock at cost, 3,003 shares at June 30, 2003	(150)	—
Accumulated deficit	(97,889)	(91,523)
Accumulated other comprehensive income	71	—
Total stockholders’ equity	30,565	36,560
	$52,987	$53,342

The accompanying notes are an integral part of these consolidated financial statements.

LOTUS PACIFIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended June 30,
	2003	2002	2001

Net revenues:
Products	$10,049	$5,090	$78,121
Products – related party	9,454	50,416	183,845
Other – related party	—	374	1,226
Total net revenues	19,503	55,880	263,192

Cost of net revenues:
Products	7,936	5,395	62,695
Products – related party	7,258	44,546	164,013
Write down of inventory to lower of cost or market	238	—	3,893
Total cost of net revenues	15,432	49,941	230,601

Gross profit	4,071	5,939	32,591

Operating expenses:
Selling, general and administrative (includes amounts to related parties of $0, $46 and $3, respectively)	9,097	6,019	14,072
Depreciation and amortization	486	12,048	12,020
Research and development	6,906	9,392	16,214
Impairment of assets	498	20,071	—
Total operating expenses	16,987	47,530	42,306

Loss from operations	(12,916)	(41,591)	(9,715)

Other income (expense):
Gain on sale of investments	—	—	3,560
Interest income	545	851	920
Interest expense	—	(65)	(24)
Equity in earnings of joint venture	(62)	—	—
Other	3,585	(148)	(7,393)
Total other income (expense), net	4,068	638	(2,937)
Income (loss) from continuing operations before income taxes and non-controlling interest	(8,848)	(40,953)	(12,652)
Provision (benefit) for income taxes	(109)	(3,181)	(6,434)
Loss from continuing operations before non-controlling interest	(8,739)	(37,772)	(6,218)

Non-controlling interest in (income) loss of consolidated subsidiaries	2,373	1,243	(1,215)

Loss from continuing operations	(6,366)	(36,529)	(7,433)

Discontinued operations, net of tax:
Gain from sale of discontinued operations, including applicable tax benefit of $1,802	—	16,765	—
Gain (loss) from discontinued operations, less applicable tax	—	789	(28,973)
Total gain (loss) from discontinued operations, net of tax	—	17,554	(28,973)

Net loss	$(6,366)	$(18,975)	$(36,406)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.10)	$(0.57)	$(0.12)
Gain (loss) on discontinued operations	—	0.27	(0.45)
Net loss	$(0.10)	$(0.30)	$(0.57)

Weighted average common shares outstanding – basic and diluted	63,144	64,233	64,232

The accompanying notes are an integral part of these consolidated financial statements.

LOTUS PACIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

(in thousands)

	Comprehensive	Preferred Stock		Common Stock		Additional Paid-in	Stock	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Income	Shares	Amount	Shares	Amount	Capital	Warrants	Stock	Deficit	Income	Equity
Balances at July 1, 2000	$—	4	$—	64,231	$64	$119,728	$80	$—	$(36,142)	$—	$83,730
Issuance of Common Stock upon conversion of subsidiary stock	—	—	—	2	—	18	—	—	—	—	18
Issuance of stock by subsidiary	—	—	—	—	—	41	—	—	—	—	41
Compensation expense recognized by subsidiaries upon issuance of options and warrants	—	—	—	—	—	6,945	—	—	—	—	6,945
Net loss	—	—	—	—	—	—	—	—	(36,406)	—	(36,406)
Balances at June 30, 2001	—	4	—	64,233	64	126,732	80	—	(72,548)	—	54,328
Issuance of stock by subsidiary	—	—	—	—	—	4	—	—	—	—	4
Compensation expense recognized by subsidiaries upon issuance of options and warrants	—	—	—	—	—	1,203	—	—	—	—	1,203
Expiration of stock warrants	—	—	—	—	—	80	(80)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(18,975)	—	(18,975)
Balances at June 30, 2002	—	4	—	64,233	64	128,019	—	—	(91,523)	—	36,560
Issuance of Common Stock upon conversion of subsidiary stock	—	—	—	3	—	21	—	—	—	—	21
Compensation expense recognized by subsidiaries upon issuance of options and warrants	—	—	—	—	—	429			—	—	429
Acquisition of treasury stock								(150)			(150)
Unrealized gain on securities	71						—	—		71	71
Net loss	(6,366)	—	—	—	—	—	—	—	(6,366)	—	(6,366)
Balances at June 30, 2003	$(6,295)	4	$—	64,236	$64	$128,469	$—	$(150)	$(97,889)	$71	$30,565

The accompanying notes are an integral part of these consolidated financial statements.

LOTUS PACIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2003	2002	2001

Operating activities
Loss from continuing operations	$(6,366)	$(36,529)	$(7,433)
Income (loss) from discontinued operations	—	17,554	(28,973)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization–continuing operations	656	12,782	12,460
Depreciation and amortization–discontinued operations	—	2,702	5,404
Reserve for uncollectible receivables	1,979	44	4,477
Reserve for obsolete and excess inventories	238	—	3,893
Stock compensation recorded by subsidiary-continuing operations	592	1,657	9,189
Stock compensation recorded by subsidiary-discontinued operations	—	—	47
Loss (gain) on sale of property and equipment	—	—	(10)
Gain on sale of investments	—	(14,963)	(3,560)
Gain on acquisition of treasury stock	(150)	—	—
Equity in earnings of unconsolidated entity	62	—	—
Impairment of assets	498	20,071	—
Non-controlling interest in income (loss) of subsidiaries	(2,373)	(1,243)	1,215
Change in deferred tax assets	—	1,997	(1,997)
Changes in operating assets and liabilities:
Accounts receivable	(3,641)	5,180	727
Accounts receivable from related parties	5,090	7,747	(9,169)
Inventories	(7,672)	6,483	(9,739)
Notes and interest receivable from related parties	—	—	(79)
Notes receivable	—	2,784	—
Income tax receivable	726	(1,520)	(1,681)
Prepaid expenses and other assets	(593)	(117)	1,032
Assets of discontinued operations	—	3,307	574
Other non current assets	—	(51)	367
Accounts payable to related parties	(174)	(25,825)	8,089
Accounts payable	(1,142)	1,145	1,888
Accrued expenses	1,626	(1,847)	1,994
Income tax payable	91	(366)	(12,504)
Warranty reserve	(44)	—	—
Liabilities of discontinued operations	—	(6,791)	7,772
Cash used by operating activities	(10,597)	(5,799)	(16,017)

Investing activities
Advances to related parties	—	(10)	—
Payments received on advances to related parties	—	—	2,981
Issuance of notes receivable from related parties	—	—	(300)
Payments received on notes receivable from related parties	1,930	1,980	7,560
Purchase of property and equipment	(64)	(502)	(1,486)
Proceeds from sale of property and equipment	—	—	80
Cash forfeited with subsidiary sale	—	—	(484)
Investment in joint venture	(3,440)	—	—
Purchase of subsidiary	(5,808)	—	—
Proceeds from sale of investments	—	10,000	2,858
Payment of non-controlling interest on dissolution of subsidiary	—	(11)	—
Purchase of short-term investments	(16,552)	(26,723)	(9,437)
Proceeds from sale of short-term investments	7,645	31,483	—
Cash provided (used) by investing activities	(16,289)	16,217	1,772

Financing activities
Proceeds from advances from related parties	6,283	—	—
Proceeds from issuance of stock by subsidiaries	—	9	13,241
Cash provided by financing activities	6,283	9	13,241

Increase (decrease) in cash and cash equivalents	(20,603)	10,427	(1,004)

Cash and cash equivalents at beginning of year	32,647	22,220	23,224

Cash and cash equivalents at end of year	$12,044	$32,647	$22,220

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$89	$—
Income taxes	$—	$614	$7,416
Non-cash investing and financing activities
Acquisition of subsidiary stock with issuance of stock	$21	$—	$18
Conversion of trade receivable to note receivable	$—	$—	$2,784
Transfer of restricted cash to short-term investment	$—	$5,500	$—
Unrealized gain on short term investments	$98	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LOTUS PACIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business and Background

Description of Business

Lotus Pacific, Inc. (“LPFC”, “Lotus” or “Company”), a Delaware corporation, is a holding company whose operations are conducted through its subsidiaries. Lotus develops, manages, and operates emerging consumer electronics and communications companies, focusing on developing next generation consumer electronics and communication products.  Lotus provides its subsidiaries with capital and strategic infrastructure services.

In April and May 1997, the Company acquired 70% of the common stock of Regent Electronics Corporation (“Regent”). In June 1997, Regent acquired Amiga-based, multimedia technology related assets and rights from Rightiming Electronics Corporation (“Rightiming”). On June 26, 2001, the Company spun-off Regent to Regent’s management.  See Note 3.

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

In March 1999, the Company acquired 94.5% of the issued and outstanding common shares of Correlant Communications, Inc. (formerly TurboNet Communications, Inc.) (“Correlant”), representing an 81% ownership interest in Correlant. Based in San Diego, California, Correlant designed, developed and marketed telecommunications products to cable operators, network service providers, and communications network users in the United States and Asian countries. See Note 3.

In March 1999, the Company acquired 77% of the issued and outstanding common shares of Arescom, Inc. (“Arescom”).  See Note 4.  Based in Fremont, California, Arescom designs, manufactures and markets a broad range of high quality remote access products, such as routers and remote managing software, and other inter-networking equipment for Internet Service Providers (“ISP”), resellers, and system integrators in the North America market.  In December 2001, the Company sold approximately 92% of its investment in Arescom, representing 65% of the outstanding securities of Arescom to an unrelated third party.  See Note 3.

On April 22, 1999, the Company organized Lotus World, Inc. (“Lotus World”) to offer Auction Live, an online auction service, to international clients.  In May 2002, the Company dissolved Lotus World.  See Note 3.

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

In June 2001, Acumen formed Lotus Pacific Communications Technology (Beijing) Co., Ltd. (“Beijing Lotus”), a wholly-owned subsidiary, to support business activity in Beijing.  Beijing Lotus has no material independent operations.  See Note 18.

On June 29, 2001, a majority of the Company’s stockholders, led by T.C.L. Industries Holdings (H.K.) Limited (“TCL Industries”), were successful in their solicitation to gain control of the Company and to replace prior management and Board of Directors of the Company.  On June 29, 2001, new directors and officers were appointed and the then existing directors and officers were immediately terminated.

Following the takeover of the Board of Directors of the Company on June 29, 2001, new management of the Company began a thorough review of all aspects of the business operations of the Company and its subsidiaries and has engaged in numerous transactions to reorganize the Company’s business.  Under new management, the

Company’s primary strategy for business operations has been to reorganize its unprofitable businesses, acquire undervalued or underutilized companies and focus on profitable growth.  The Company has moved aggressively to sell, reorganize or shutdown its businesses which were either not operating profitably or may have required significant future cash investment.

In February 2003, Lotus, as majority stockholder of Correlant, appointed four new members to the Board of Directors of Correlant, effectively taking control of Correlant’s Board of Directors. Prior to this, Lotus Pacific had only one representative on Correlant’s Board of Directors and did not control Correlant’s Board or its operations.  Immediately thereafter, the Board of Directors created a new Executive Committee of the Board, comprised of two members who are also Lotus Pacific employees, to act on behalf of the Board of Directors and oversee Correlant’s management and operations.  In July 2003, Correlant’s President, Chief Executive Officer and co-founder resigned as a director of Correlant.  From that date forward he no longer served as President and CEO of Correlant.  In July 2003 the Vice President of Engineering, Secretary, and co-founder of Correlant resigned as director and secretary of Correlant.  From that date forward, he no longer served as VP of Engineering. In connection with their resignations, the Company entered into Employment Separation and Consulting Agreements with both former employees. See Note 18. Upon recommendation of its consultants, following the two co-founder’s resignations, Correlant began a substantial reduction in its workforce and operations to reduce operating expenses, reducing the number of Correlant employees from 34 as of August 1, 2003 to 18 employees as of December 23, 2003.  As a result of declining margins and demand for its products, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem business effective December 23, 2003. As part of the wind down, Correlant licensed part of its technology, and could potentially license other technology.  Correlant’s wind down was substantially completed by March 31, 2004.  As of June 30, 2004, Correlant has one employee to maintain corporate records and to comply with statutory reporting requirements.  Correlant, together with Lotus, will continue to explore either acquiring or investing in other businesses to utilize its assets.

In April 2003, the Company formed a wholly-owned subsidiary Opta Systems, LLC dba GoVideo (“GoVideo” or “Opta”), which purchased 100% of the outstanding membership interests of Opta Systems from Carmco Investments, LLC (“Carmco”), a Connecticut limited liability company, which had acquired substantially all assets and assumption of certain liabilities of a product line known as “GoVideo” See Note 3. GoVideo, established in 1984, designs and manufactures product lines in the consumer electronics industry, including digital video disc (“DVD”) players, portable DVDs, DVD-Video Cassette Recorder (“VCR”) Combos, Dual-Deck VCRs, DVD Recorders, DVD Recorder + VCRs, and LCD TVs. GoVideo holds various patents covering Dual-Deck technology as well as other electronics products and systems. GoVideo was purchased as part of the Company’s strategic direction of investing in companies which will benefit from the Company’s strategic relationships with Asian consumer electronic manufacturers.  GoVideo’s potential for growth under the Company’s ownership and established brand name were the primary reasons for the purchase of GoVideo at a price resulting in goodwill being recognized.  As of December 31, 2003, GoVideo is the sole operating subsidiary of the Company.  See Note 3.

As of June 30, 2003, the only significant subsidiaries were GoVideo and Correlant.

The Company will continue to identify market opportunities that will create and accelerate the growth and success of its subsidiary companies and to implement new business plans to improve the returns on these businesses.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned and majority-owned subsidiaries.

Delays in Reporting

Following the replacement of prior management discussed above, the new management began reviewing various transactions undertaken by old management prior to June 29, 2001.  During its preliminary investigation, new management of the Company identified certain material transactions undertaken by prior management that impact reported financial and operating results with respect to its consolidated financial statements for the fiscal years ended June 30, 2001, 2000 and 1999.  Due to the preliminary results, the Company dismissed its then existing independent accountants, engaged new independent accountants and re-audited all periods under investigation.  Accordingly, Lotus was unable to file its Form 10-K for the period ending June 30, 2002 until April 16, 2004.

On January 30, 2003, the Company and TCL Industries, a stockholder of the Company with holdings of greater than 10% of the Company’s outstanding shares, settled all disputes with the prior auditors concerning their audits of the Company for fiscal 2001 and prior. The prior auditors deny that they are liable for any damages to Lotus, but consented to the settlement to avoid the costs of litigation.  Pursuant to an agreement dated March 24, 2003 between the Company and TCL Industries, the Company and TCL Industries agreed on the allocation of the settlement funds, whereby TCL Industries received $6,500,000 in cash, the Company received $3,500,000 cash, which is included in Other income (expense) on the consolidated statement of operations.  Additionally, the Company may be entitled to receive up to $3,500,000 in cash held in an escrow account, plus interest accrued therein.  In connection with the agreement, Lotus and TCL agreed to forbear from bringing claims against each other with respect to the allocation of funds or otherwise.

Note 2 – Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Lotus and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Subsidiaries in which Lotus owns at least 50% are consolidated, except for investments in which control is deemed to be temporary, in which case the equity method of accounting is used.  Equity investments in which Lotus owns at least 20% of the voting securities are accounted for using the equity method, except for investments in which the Company is not able to exercise significant influence over the investee, in which case, the cost method of accounting is used.  The cost method of accounting is used for all investments in which Lotus owns less than 20%.

Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of inventory valuation, product warranty reserve, allowance for doubtful accounts, goodwill and long-lived asset impairments, valuation allowances on deferred income taxes, the potential outcome of future tax consequences of events recognized in our financial statements or tax returns, and determining when investment impairments are other-than-temporary.  Actual results and outcomes may differ from management’s estimates and assumptions.

Foreign Operations

The functional currency of the Company is the U.S. dollar.  Any accounts denominated in a currency other than the U.S. dollar, mainly the Taiwan dollar and the Chinese RMB, are re-measured and resultant gains and losses are recorded in the Company’s consolidated statement of operations.  Foreign currency transaction gains (losses) are also included in the Company’s consolidated statement of operations.  Transaction gains (losses) were not material in fiscal 2003.  In fiscal 2002 and 2001, the Company recorded transaction gains (losses) of $(161,000) and $147,000, respectively, which are included with other income (expense) on the consolidated statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments, which include debt securities with remaining maturities when acquired of three months or less and are stated at cost, which approximates market value.

Short-Term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and classifies investments as available-for-sale in accordance with that standard.  Available-for-sale securities are carried at fair market value.  Unrealized gains and losses, net of tax, are reported in stockholders’ equity.  Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in investment income.  The cost of securities sold is based on the specific-identification method.  As of June 30, 2003 short-term investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
Government Securities	$9,751	$39	$(1)	$9,789
Corporate Bonds	4,115	60	—	4,175
	$13,866	$99	$(1)	$13,964

The above unrealized gain relates to Correlant.  Therefore, only Lotus’s portion of the unrealized gain, $71,000, is included as Other comprehensive income and the remaining $27,000 is included as non-controlling interest in subsidiaries on the balance sheet.

As of June 30, 2002, unrealized holding gains and losses on securities classified as available-for-sale were not material.

As of June 30, 2003 and 2002, short-term investments consisted of government and corporate debt securities with the following maturities (in thousands):

	Market value as of June 30,
	2003	2002
One year or less	$—	$4,959
Between one and three years	13,412	—
Greater than three years	552	—
	$13,964	$4,959

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

Cash and cash equivalents, trade accounts receivable, notes receivable, trade accounts payable and certain other current liabilities are reported on the balance sheet at carrying value which approximates fair value due to the short-term maturities of these instruments.

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

Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits and accounts receivable with no collateral or security.  As of June 30, 2003 and 2002, the Company had combined balances of $11,263,000 and $31,504,000, respectively, which were not guaranteed by Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes the exposure is minimal.  As of June 30, 2003 and 2002, all the Company’s receivables were unsecured.

A relatively small number of customers account for a significant percentage of the Company’s revenues.  The percentage of revenues derived from significant customers is detailed as follows:

	Year ended June 30,
	2003	2002	2001

Costco	31%	—%	—%
Toshiba (Related party, see Note 11)	—	54	67
TurboComm (Related party, see Note 11)	48	37	3
Terayon	—	8	13
COM21	—	—	11

Gross accounts receivable from these customers totaled $8,944,000 and $7,335,000 at June 30, 2003 and 2002, respectively.

Allowance for Doubtful Accounts

The following are recorded at net realizable value:

•                  Accounts receivable, net;

•                  Accounts receivable from related parties, net; and

•                  Notes and interest receivable from related parties, net.

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

The Company records interest income from interest-bearing loans using an appropriate rate of interest over the life of the loan. Related fees and/or costs are deferred and amortized over the life of the loan using the effective interest method. Interest income recognition is suspended for interest-bearing loans in default and deemed uncollectible. Any payments received subsequently are first applied against the accrued interest balance.  Interest income recognition does not resume until the note is deemed collectible.

Delinquent notes and trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of ability to make payments, additional allowances may be required. There was no activity in the allowance for doubtful accounts except during those fiscal years shown below (in thousands):

Year ended June 30,	Beginning Balance	Expense/ (Recovery)	Write off and other	Ending Balance
Allowance – Accounts receivable:
2003	$44	$33	$(38)	$39
2002	—	44	—	44
Allowance – Accounts receivable from related party:
2003	$—	$1,946	$—	$1,946
Allowance – Notes and interest receivable from related party:
2003	$1,734	$—	$(1,734)	$—
2002	1,734	—	—	1,734
2001	1,355	4,477	(4,098)	1,734

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value.  As of June 30, 2003, inventories are mostly comprised of consumer electronics in transit from the manufacturer, which are generally purchased FOB shipping point.  When Correlant had inventory, it was comprised of raw materials, primarily integrated circuits and other electronic components, to be used in the manufacture of cable modems and CMTS units.  Correlant had no inventory as of June 30, 2003 and it was completely reserved at June 30, 2002.  The Company provides inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions.  The activity in the allowance for obsolete and excess inventory is shown below (in thousands):

Year ended June 30,	Beginning Balance	Expense/ (Recovery)	Write off and other	Ending Balance
2003	$600	$238	$(838)	$—
2002	3,811	—	3,211	600
2001	—	3,893	(82)	3,811

Shipping and Handling Charges

The Company includes costs of shipping and handling billed to customers in revenue and the related expense of shipping and handling costs is included in cost of sales.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation and amortization expense is provided using the straight-line method over the estimated useful lives of the assets, which range from 18 months to eight years.  Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the lease period.

Total depreciation and amortization expense was $656,000, $1,329,000 and $871,000 for fiscal 2003, 2002, and 2001, respectively.  Included in this total was amortization of purchased software, a component of cost of sales, of $170,000, $734,000 and $440,000 for fiscal 2003, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

The Company accounts for any impairment of long-lived assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of (“SFAS 121”), and the accounting and reporting provisions of the Accounting Principles Board (“APB”) Opinion 30, Reporting the Results of Operations Reporting

the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 provides a single accounting model for disposal of long-lived assets. SFAS 144 also changed the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The broadened definition of discontinued operations with SFAS 144 affected the presentation and disclosure of the Company’s results of operations for the year ended 2002 and prior years presented for comparison. In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

During fiscal 2003, the Company recorded a charge of $477,000 relating to the impairment of Correlant’s property and equipment resulting from the wind down and cessation of Correlant’s historical operations (see Note 1) in the cable modem industry.

Tradename

The Company’s Tradename relates to the acquisition cost of the GoVideo Tradename used to market GoVideo products.  The GoVideo Tradename is not amortized in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) as its life is deemed indefinite.

Goodwill

The Company accounts for goodwill in accordance with SFAS 141, Business Combinations (“SFAS 141”), and SFAS 142. As part of its annual review of financial results, the Company noted indicators that the carrying value of its goodwill may not be recoverable.  The impairment review was performed due to the prolonged economic downturn affecting Correlant’s operations and revenue forecasts. As the Company determined the continued decline in market conditions within Correlant’s industry was significant and prolonged, the Company evaluated the recoverability of its goodwill associated with Correlant.  Based on the annual testing performed, the Company recorded a goodwill impairment charge of $21,000 and $20,071,000 in fiscal 2003 and 2002, respectively.

The following table summarizes the activity in the Company’s goodwill account associated with all acquisitions and dispositions (in thousands):

	Correlant	Arescom	GoVideo	Total
Balance at July 1, 2000	$44,996	$20,497	$—	$65,493
Acquisition of additional stock of subsidiary	18	—	—	18
Sale of investment	(1,901)	(231)	—	(2,132)
Amortization expense, year ended June 30, 2001	(11,589)	(5,404)	—	(16,993)
Balance at June 30, 2001	31,524	14,862	—	46,386
Sale of investment	—	(11,180)	—	(11,180)
Amortization fiscal 2002	(11,453)	(2,702)	—	(14,155)
Impairment charge	(20,071)	(980)	—	(21,051)
Balance at June 30, 2002	—	—	—	—
Acquisition of additional stock of subsidiary	21	—	—	21
Acquisition of subsidiary			1,795	1,795
Impairment charge	(21)	—	—	(21)
Balance at June 30, 2003	$—	$—	$1,795	$1,795

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

Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains (losses) affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income in accordance with SFAS 130, Reporting Comprehensive Income (“SFAS 130”).  Other comprehensive income includes unrealized gains (losses) on marketable securities and foreign currency translation adjustments.  During fiscal 2003, the Company’s other comprehensive income was comprised of Lotus’s portion, $71,000, of the unrealized gains on Correlant’s short term investments categorized as available-for-sale.  The Company did not have any other comprehensive income during fiscal 2002 or 2001.

Revenue Recognition

GoVideo sells consumer electronics.  Revenue is recognized when persuasive evidence of an arrangement exists, product has been shipped, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled.  At the time of the sale, the Company records an allowance for estimated sales returns based on estimates derived from historical trends.  The Company also establishes an allowance for estimated payment term discounts expected to be taken by customers based on analysis of historical trends.  Payment term discounts granted are recorded in other expense.

GoVideo provides limited labor and parts warranties on certain of its products for a maximum of one year.  GoVideo records a warranty reserve based upon historical experience and an estimate of total exposure associated with products sold to consumers through retail outlets.  Correlant, while in the cable modem and cable modem termination system (“CMTS”) business, did not provide a warranty for its products, primarily the cable modem and CMTS.  The warranty liability for defective products was the responsibility of the third-party manufacturer.

Correlant sold cable modems, CMTS and, in certain instances, the Media Access Controller (“MAC”), a key component of the cable modem.  The Company developed and owns the proprietary technology used in the MAC.  However, the manufacturing of both the MAC and the cable modem is outsourced to manufacturers.  Cable modem and CMTS revenue is recognized upon shipment of the completed unit to the customer.  In addition to supplying the MAC to the cable modem manufacturer for use in Correlant cable modems, the Company also sells the MAC for use by the cable modem manufacturer in non-Correlant products.  MAC revenue is recognized upon passage of title of the MAC for use by the cable modem manufacturer in its own product.

During fiscal 2002 and 2001, Correlant licensed its proprietary software.  Software license revenue wass recognized over the life of the license.

Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations. Under APB 25 and the intrinsic value method, the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant or, in the case of the Company’s employee stock purchase plans since the plans are non-compensatory, no compensation expense is recognized.

The following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation awards, and recognized expense over the applicable award vesting period (in thousands, except per share amounts):

	Year Ended June 30,
	2003	2002	2001

Net loss, as reported	$(6,366)	$(18,975)	$(36,406)
Add: Stock-based employee compensation expense included in reported net loss	429	1,203	6,898

Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,169)	(2,519)	(7,932)
Pro-forma net loss	$(7,106)	$(20,291)	$(37,440)

Basic and diluted net loss per share, as reported	$(0.10)	$(0.30)	$(0.57)

Pro-forma basic and diluted net loss per share	$(0.11)	$(0.32)	$(0.58)

These numbers do not include Arescom as this detail was unavailable.  The pro-forma effect for the years presented is not likely to be representative of the pro-forma effect on reported net income or loss in future years because these amounts reflect less than four years of vesting.

The Company’s assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company’s stock option plan are included in Note 12.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Advertising Costs

Advertising costs include payroll, employee benefits, and other headcount-related costs as well as expenses related to advertising, promotions and tradeshows, and are expensed as incurred. Advertising expense included in continuing operations was $87,000, $9,000 and $38,000, in fiscal 2003, 2002 and 2001, respectively.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  There were no employee stock options or common stock warrants outstanding as of June 30, 2003 or 2002.  There were 9,090,000 employee stock options and common stock warrants outstanding as of June 30, 2001 and 1,017,000, 1,134,000 and 1,551,000 shares contingently issuable in connection with share exchange agreements (See Note 3), as of June 30, 2003, 2002 and 2001, respectively, which were not considered in calculating diluted net loss per common share as their effect would be anti-dilutive. As a result, for all periods presented, the Company’s basic and diluted net loss per share are the same.

The following table computes basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended June 30,
	2003	2002	2001

Numerator:
Loss from continuing operations	$(6,366)	$(36,529)	$(7,433)
Total gain (loss) from discontinued operations	—	17,554	(28,973)
Net loss	$(6,366)	$(18,975)	$(36,406)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.10)	$(0.57)	$(0.12)
Gain (loss) on discontinued operations	—	0.27	(0.45)
Net loss	$(0.10)	$(0.30)	$(0.57)

Denominator:
Common shares outstanding – basic and diluted	63,144	64,233	64,232

Reclassifications and Adjustments

Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassifications had no effect on net loss.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”).  SFAS 146 requires the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also states the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  The Company adopted SFAS 146 during fiscal 2003. The adoption did not have a material effect on the Company’s financial position, results of operations, or cash flows as of or for the year ended June 30, 2003.

In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The disclosure requirements of FIN 45 are applicable to the Company’s product warranty liability and other guarantees.  The Company adopted FIN 45 during fiscal 2003. The adoption did not have a material effect on the Company’s financial position, results of operations, or cash flows as of or for the year ended June 30, 2003.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”), which amends SFAS 123.  SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects an entity’s accounting policy decisions with respect to stock-based employee compensation have on reported net income in both annual and interim periods.  The Company adopted SFAS 148 during fiscal 2003. The adoption did not have a material effect on the Company’s financial position, results of operations, or cash flows as of or for the year ended June 30, 2003.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 was revised in December 2003.  FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (“Primary Beneficiary”) should consolidate a VIE that functions to support the activities of the Primary Beneficiary. The application of FIN 46 is required for periods ending after December 15, 2003.   The Company has no contractual relationship or other business relationship with a VIE, and therefore the adoption of FIN46 will have no effect on the financial position, results of operations, or cash flows.

In January 2003, the EITF published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The Company does not expect SFAS 149 to have a material impact on its financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 represents the first phase of the FASB’s project to clarify the accounting treatment of certain instruments that possess characteristics of both liabilities and equity.  SFAS 150 generally requires that freestanding financial instruments that obligate the issuer to redeem the holders’ shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions be treated as liabilities.  The provisions of SFAS 150 are effective immediately for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, with the exception of mandatorily redeemable instruments of non-public companies, which become subject to SFAS 150 for fiscal periods beginning after December 15, 2003.  The Company does not expect SFAS 150 to impact the classification of its outstanding preferred stock instruments upon the Company’s adoption effective July 1, 2003.

Note 3 – Acquisitions and Dispositions – Majority Owned Subsidiaries

Correlant Communications, Inc.

On March 31, 1999, the Company entered into a share exchange agreement which provided for the acquisition of 94.5% of the issued and outstanding common shares of Correlant, representing an 81% ownership interest in Correlant.  Consideration paid for the purchase was 9,657,000 Lotus common shares valued at $7.21 per share plus contingently issuable shares of up to 1,435,000.  The contingent shares were issuable as Correlant options specified in the agreement were exercised.  For each option exercised, 81% of such shares were to be transferred to Lotus in exchange for 0.5364 shares of Lotus common stock for each share of Correlant stock transferred.  Due to the nature of the contingent consideration, the Company could not at the time reasonably determine whether the additional shares would be issued. Accordingly, pursuant to the provisions of APB 16, Business Combinations (“APB 16”), the contingent consideration is not recorded until such determination can be reasonably made.  At the acquisition date, the excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was

$74,545,000 and was assigned to goodwill.  The Company recorded $21,000 during fiscal 2003 and $18,000 during fiscal 2001 as additional goodwill as a result issuing 3,000 and 2,000 of the contingently issuable shares in fiscal years 2003 and 2001, respectively.

In April 2000, as part of the Correlant acquisition agreement, Lotus provided Correlant with $10,000,000 of non-interest bearing convertible debt financing.  The debt was converted into 10,000 shares of Series D preferred stock on September 30, 2000.  Correlant has Series A, B, C and D convertible preferred stock with total liquidation preferences over the common stockholders of $3,450,000, $1,000,000, $4,000,000 and $10,000,000, respectively.   In the event the proceeds available for distribution are insufficient to pay all Correlant preferred shareholders the full amount of the liquidation preference, the available proceeds shall be distributed ratably among Correlant’s preferred shareholders.

From December 1999 through March 2000, the Company sold 3,657,000 of its shares in Correlant to various third parties, for total proceeds of $73,135,000.  In connection with the sale of the Correlant shares, the Company paid commissions totaling $10,970,000 or 15% of the proceeds received to Hywin Investments Limited (“Hywin”) and related entities, which were related parties.  The Company recorded a gain of $50,512,000 on the disposition.  This sale reduced the Company’s ownership in Correlant to 76% of the outstanding common stock, representing a 65% ownership interest.

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

Arescom, Inc.

On March 31, 1999, the Company entered into a share exchange agreement which provided for the acquisition of 81% of the issued and outstanding common shares of Arescom.  Consideration for the purchase was 3,886,000 Lotus common shares valued at $7.25 per share plus contingently issuable shares of up to 273,000.  The contingent shares will be issued as Arescom options specified in the agreement are exercised.  For each option exercised, 81% of such shares were to be transferred to Lotus in exchange for 0.02915 shares of Lotus common stock for each share of Arescom stock transferred.  Due to the nature of the contingent consideration, the Company cannot reasonably determine that the additional shares will be issued. Accordingly, pursuant to the provisions of APB 16, the contingent consideration is not recorded until such determination can be reasonably made.  At the acquisition date, the excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $27,330,000 and was assigned to goodwill.  The Company has not issued any contingently issuable shares.

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

In December 2000, the Company agreed to refund the $1,500,000 received in connection with the sale of Arescom stock.  The amount refunded to the Company’s attorney was to be returned to the individual investors.  However, the funds were not returned to the investors and the shares were never returned to the Company.  The Company investigated the transaction and as a result, filed a claim against the individual. However, as the Company was unable to recover the funds, the $1,500,000 was expensed in fiscal 2001 and is included in Other income (expense) in the consolidated statement of operations.

Effective December 18, 2001, Lotus sold, to an unrelated party approximately 92% of its investment in Arescom, representing 65% of the outstanding securities of Arescom for $10,000,000.  In connection with this agreement, the Share Exchange and related Agreements from March 1999 were terminated thus eliminating the restrictions on the Company’s common stock issued to Arescom shareholders and the Company was released from all liability as a guarantor of Arescom’s indebtedness to an unrelated third party.  In addition, the Company and Arescom entered into an exchange agreement, whereby the Company forgave $13,235,000 due from Arescom in exchange for a new promissory note for the principal sum of $2,192,000 (See Note 8) and 11,000 shares of subordinated preferred stock of Arescom.  The Company determined that there was no value associated with the 11,000 shares of subordinated preferred stock of Arescom.  Immediately following the sale of its majority interest in Arescom, the Company determined that the value of its remaining 6% interest in Arescom was impaired.  The Company recognized a net gain of $16,765,000, which includes a tax benefit of $1,802,000, on the sale, exchange of the debt and impairment of the remaining value of its investment.  The sale of Arescom and its related operating results have been excluded from the results from continuing operations and classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144.

The Company’s auditors were unable to audit the financial statements of Arescom, a significant subsidiary, for fiscal 2001 as the subsidiary would not provide the necessary information to allow the auditors to complete the audit.  Due to the subsidiary’s lack of cooperation, the Company’s auditors were unable to attain satisfaction about the subsidiary’s account balances by means of other auditing procedures.  As a result, the Company’s auditors did not express an opinion on the consolidated financial statements for fiscal 2001.

The following is a summary of the results of discontinued operations relating to Arescom for the years ended June 30, 2002 and 2001 (in thousands).

	Year Ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)

Net revenues	$38,200	$31,086
Cost of net revenues	27,295	39,503
Gross profit	10,905	(8,417)

Operating expenses
General and administrative	7,342	14,999
Amortization	2,702	5,404

Loss from operations	861	(28,820)
Other income (expense)	(72)	(153)
Gain (loss) from discontinued operations	$789	$(28,973)

In September 2003, the Company sold its remaining 6% interest in Arescom.  See Note 8.  On the sale date, the 6% ownership interest in Arescom had no value.

Lotus World

On April 22, 1999, Lotus organized Lotus World, Inc (“Lotus World”) and invested $1,000,000.  On March 12, 2002, the Company and Lotus World entered into an Asset Purchase and Assignment and Assumption Agreement with Avtech Technology, whereby the Company assigned its rights to certain contracts and related intangible assets to Avtech in exchange for Avtech’s assumption of all of the Lotus World’s obligations under the contracts assigned.  There was no gain or loss associated with the transaction with Avtech.  Subsequent to the completion of the transaction, the Company dissolved Lotus World.

Regent Electronics Corporation

In June 2001, the Company entered into an Acquisition Agreement with the management of Regent Electronics Corporation (“Regent”) providing for the transfer by the Company of its 93% ownership of the outstanding shares of capital stock of Regent to the Management of Regent. As consideration for the transfer of these shares to Regent’s management, Regent management agreed to pay the Company $1 and 50% of the earnings generated by Regent starting from the date of the agreement until the aggregated payment totals $15,000,000.  To date the Company has not received anything from Regent as Regent has had no earnings. In connection with the spin-off of Regent, the Company forgave amounts due from Regent in the amount of $4,098,000.   During fiscal 2001, the Company recorded a net loss of $213,000 from the spin-off of Regent and forgiveness of the debt.

Opta Systems, LLC dba GoVideo

In April 2003, the Company loaned $5,986,000 to Opta, which was used, in addition to a deposit of $250,000 paid by Opta, to complete its purchase of substantially all assets and assumption of certain liabilities of a product line known as “GoVideo” from SONICblue Incorporated, a Delaware corporation (NASDAQ: SBLU), and Sensory Science Corporation, a Delaware corporation and wholly-owned subsidiary of SONICblue.  The purchase was pursuant to a purchase agreement and an order issued by the United States Bankruptcy Court, Northern District of California, San Jose Division overseeing SONICblue’s bankruptcy case.

Immediately subsequent to Opta’s purchase of the GoVideo product line, the Company purchased 100% of the outstanding membership interests of Opta from Carmco Investments, LLC (“Carmco”), a Connecticut limited liability company for $420,000, representing the return of the $250,000 deposit used in the acquisition of the GoVideo product line and $170,000 for related transaction fees and expenses. In addition, Lotus agreed to pay up to an additional $200,000 for legal fees incurred by Carmco and an additional $100,000 if certain significant vendors continued their relationship with Opta through October 2003.  Subsequent to the closing, the Company paid an additional $294,000 in connection with these items.  In connection with this agreement, the $5,986,000 originally loaned to Opta was converted to a capital contribution, resulting in a total purchase price, including actual out-of-pocket expenses of approximately $6,770,000.  In October 2003, the purchase price was reduced by $962,000 based on a settlement with SONICblue concerning the purchase price of certain assets acquired, resulting in an adjusted purchase price of $5,808,000. The $962,000 was refunded to GoVideo and is recorded as a note payable to Lotus Pacific.  The following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed on the date of acquisition (in thousands):

Accounts receivable	$2,959

Inventory	1,361

Equipment	814

Intangibles not subject to amortization	4,215

Current liabilities	(3,541)

Purchase price of net assets acquired	$5,808

The amount allocated to intangibles includes $2,420,000 allocated to the GoVideo Tradename, for the acquisition cost of the tradename used to market the GoVideo products and goodwill of $1,795,000, representing the excess of the cost of the acquired company over the fair value of the net assets at the date of acquisition.  The GoVideo Tradename and goodwill are not amortized in accordance with SFAS 142, as the lives are deemed indefinite. For income tax purposes, the entire amount of the goodwill is deductible.

Note 4 – Acquisitions and Dispositions – Equity Method Investess

In January 2003, the Company entered into an agreement to form a joint venture with Beijing Youbang Online Electronics Technology Co., Ltd. (“Youbang”), TCL Computer Technology Co., Ltd. (“TCL Computer”), an affiliate of TCL Industries and all the equity holders of Youbang, pursuant to which the Company acquired a 50% interest in a new joint venture to own substantially all of Youbang’s operations. Pursuant to the agreement, all of Youbang’s assets, other than real estate, were transferred to a newly formed Beijing, China joint venture named TCL Digital Technologies, Ltd., and operates as a computer notebook manufacturing company in China. The Company contributed 50% of the total investment amount or approximately $5,240,000, payable in three installments. At the time, the investment was part of the Company’s business strategy to seek businesses to maximize the Company’s growth potential based on its assets. However, shortly after completing its investment, the Company deemed the joint venture’s business model did not fit with the Company’s long-term business strategy, and diverted management resources from the operations of other subsidiaries, notably GoVideo, as discussed above.  See Note 18.

Note 5 – Acquisitions and Dispositions – Cost Method Investees

TurboComm Technology

During fiscal 2000, the Company purchased shares of stock of TurboComm Technology, (“TurboComm”) Correlant’s supplier and related party (See Note 11), for a total of $686,000 from an existing shareholder of TurboComm.  The number of shares acquired represented a small percentage of TurboComm, and thus the investment was carried at cost.  This investment was disposed of in fiscal 2001 through the sale to another shareholder of TurboComm for total proceeds of $1,358,000, resulting in a gain of $672,000.

Note 6 – Accounts Receivable and Accounts Receivable from Related Parties

The following summarizes components of accounts receivable, net (in thousands):

	June 30,
	2003	2002

Accounts receivable	$6,886	$325
Allowance for doubtful accounts	(39)	(44)
	$6,847	$281

The following summarizes components of accounts receivable from related parties, net (in thousands):

	June 30,
	2003	2002

Accounts receivable from related parties	$1,985	$7,075
Allowance for doubtful accounts	(1,946)	—
	$39	$7,075

Note 7 – Inventories

The following summarizes components of inventories (in thousands):

	June 30,
	2003	2002

Raw materials	$—	$600
Service replacement parts	2,558
Finished goods	3,880	—
	6,438	600
Allowance for obsolete inventory	—	(600)
	$6,438	$—

Note 8 – Notes and Interest Receivable from Related Parties

The following summarizes components of notes and interest receivable from related party (in thousands):

	June 30,
	2003	2002

Notes and interest receivable from related parties	$1,592	$5,256
Allowance for doubtful accounts	—	(1,734)
	$1,592	$3,522

On April 7, 2000, the Company loaned $10,000,000 to TurboComm.  Originally the promissory note was due one year from effective date with interest at the rate of 6% per year.  TurboComm was unable to make payments in accordance with the terms of the agreement and became delinquent on the note.  As a result, the Company suspended interest income accruals and all payments received were applied to the principal balance.  The principal balance due on the note was $0 and $1,320,000 as of June 30, 2003 and 2002, respectively.

In fiscal 2000, Lotus loaned USS Online $1,300,000.  The loan was originally due on demand, with interest at the rate of 8% per year.  As of June 30, 2000, the Company deemed the note and the accrued interest of $55,000 uncollectible and fully reserved against the principal and interest due.  In March 2001, the note was refinanced and interest accrued during fiscal 2001 and 2000 totaling $134,000 was added to the note.  Subsequent to the refinancing, the Company suspended interest income accruals.  In fiscal 2001, the Company advanced $300,000 to PMB.  There was no interest and no due date associated with the advance.  As of June 30, 2001, Lotus deemed the advance uncollectible and fully reserved against the amount owed by PMB.  To date, the amounts have not been collected and Lotus entered into litigation to obtain the total amount due to them.  On February 18, 2003, the Company entered into a settlement agreement to settle all the disputes with USS Online and subsidiaries.  See Note 14.

As discussed in Note 3, in December 2001, the Company sold, to an unrelated party approximately 92% of its investment in Arescom for $10,000,000.  In connection with this agreement, the Company and Arescom entered into an exchange agreement, whereby the Company forgave $13,235,000 due from Arescom in exchange for a new promissory note (“New Note”) for the principal sum of $2,192,000 and 11,000 shares of subordinated preferred stock of Arescom. The New Note, due November 3, 2002 accrued interest at a rate of 4% per annum.  Accrued and unpaid interest became due and payable on November 3, 2002.  The payment of principal under the New Note and interest thereon, was secured by the grants to Lotus Pacific of a security interest in all of the Company’s right, title and interest in all amounts owing to the Company from Microsoft Corporation under the Modem Purchase Agreement, dated February 7, 2000 among Arescom and Microsoft Corporation pursuant to the Loan and Security Agreement.  Arescom was unable to make payments in accordance with the terms of the agreement and became delinquent on the note.  In May 2003, the Company filed an action against Arescom seeking to recover from

Arescom $1,704,000, representing amounts previously due on the promissory note and damages resulting from Arescom’s failure to cooperate with the Company in its efforts to restate and reaudit the Company’s consolidated financial statements for prior periods.  In September 2003, the Company settled all claims against Arescom, including all amounts previously due on the promissory note dated December 14, 2001 that were paid in installments through December 15, 2003.  The balance due on note at June 30, 2003 and 2003 was $1,592,000 and $2,192,000, respectively. As part of the settlement, the Company also exchanged with certain shareholders of Arescom all of the shares of Arescom common stock and Series B Preferred Stock held by the Company for all of the shares of the Company’s common stock held by such shareholders.  Pursuant to the stock swap agreement, the Company was to acquire up to 3,886,000 shares of its stock.  To date, the Company has received 3,578,000 shares of its stock.   Arescom agreed to hold in escrow all of the Arescom shares previously held by Lotus for a period of one year.  At the end of such period, if any additional shareholders have not then tendered their Lotus shares and as a result, Arescom has not distributed the escrowed Arescom shares, Arescom will retain the escrowed Arescom shares and indemnify Lotus for any claims by shareholders who have not then tendered their Lotus shares.  There was no value on the Company’s books for the Arescom shares at the date of the transactions.

Note 9 – Property and Equipment

The following summarizes components of property and equipment (in thousands):

	June 30,
	2003	2002

Computer hardware and purchased software	$2,086	$2,007
Office furniture and lab equipment	2,483	2,136
Leasehold improvements	628	176
	5,197	4,319
Accumulated depreciation and amortization	(4,129)	(2,996)
	$1,068	$1,323

Note 10 – Notes Payable

In June 2003, GoVideo borrowed $6,283,000 from TCL Industries and Asia Focus Industrial Ltd., entities affiliated with TCL Industries, to fund inventory purchases and operating expenses.  These advances, which accrue interest at annual rates of approximately 4% and are guaranteed by Lotus, are due at various dates during 2004.  The advances have not been repaid, and GoVideo and TCL Industries are currently negotiating an extension on the due dates for those notes that have matured.  Neither the TCL Industries nor the Asia Focus advance is collateralized.  Both advances are subordinate to GoVideo’s bank line of credit.  See note 18.

Note 11 – Related Party Transactions

During fiscal 2002, the Company incurred consulting expense in the amount of $46,000 to entities related to a significant shareholder of the Company.  Additionally, during fiscal 2002 the Company leased a portion of the building to a significant shareholder and shared employees with the significant shareholder.  Amounts due from the shareholder for such services as of June 30, 2002 were $5,000.  There were no such amounts due from this shareholder as of June 30, 2003. See Note 14

Correlant

Cooperative Research and Development Agreement.  During the periods presented in this report, Correlant had significant transactions with two related party stockholders.  In 1997, the Company established a relationship with Toshiba Corporation (“Toshiba”), whereby Correlant and Toshiba entered into a cooperative research and development agreement.  As part of this arrangement, the Company agreed to pay Toshiba a percentage of the selling price of each developed product sold to customers, other than Toshiba, which utilized the technology developed under the agreement.  Royalty expense to Toshiba was $0, $52,000 and $819,000 for fiscal 2003, 2002 and 2001, respectively.  Accounts payable to Toshiba for unpaid royalties as of June 30, 2003 and 2002 was $0 and $9,000, respectively, and is included in accounts payable to related parties.

Toshiba accounted for 54% and 67% of the Company’s consolidated revenues for fiscal 2002 and 2001, respectively.  Effective February 1, 2002, Correlant ceased selling completed cable modems directly to Toshiba.  As a result, there was no revenue attributed to Toshiba during fiscal 2003.

Manufacturing and Sales.  During the periods presented in this report, Correlant also had an established relationship with TurboComm, a company located in Taiwan that manufactures high-speed data over cable technology products.  Correlant purchased the completed cable modems and CMTS units from TurboComm.  For fiscal 2003, 2002 and 2001, purchases from TurboComm were $271,000, $20,439,000 and $221,997,000, respectively.  Accounts payable to TurboComm was $73,000 and $238,000 as of June 30, 2003 and 2002, respectively, and is included in accounts payable to related parties in the consolidated balance sheet.

Additionally, during fiscal 2001, Correlant began selling the MAC to TurboComm for use by them in their own products.  For fiscal 2003, 2002 and 2001, MAC sales to TurboComm accounted for 42%, 35% and 3% of total net revenues, respectively. As a result of the above transactions, accounts receivable from TurboComm amounted to $1,985,000 as of June 30, 2003.  Of this receivable, $1,946,000 was deemed uncollectible and reserved.   See Note 18.  Accounts receivable from TurboComm as of June 30, 2002 was $7,070,000 and is included in accounts receivable, related parties in the consolidated balance sheet.

Note 12 –  Stockholders’ Equity

Preferred Stock

Lotus has one class of preferred stock, which is designated Series A preferred stock.  The par value is $0.001 per share and 100,000 shares are authorized.  Series A preferred stock has the same voting rights as common stock, a liquidation preference of $10 per share, is entitled to the right to receive dividends on the same per share basis as common shareholders and is redeemable by the Company, at its sole option in whole or in part, at any time at $10 per share.  There are 4,000 shares issued and outstanding at June 30, 2003, 2002, and 2001.

Common Stock Transactions

During fiscal 2003 and 2001, the Company issued 3,000 and 2,000 shares of common stock valued at $21,000 and $18,000, respectively, to Correlant shareholders in connection with the Share Exchange Agreement.  See Note 3.  There were no shares issued during fiscal 2002.

Subsidiary Stock Transactions

During fiscal 2001, Arescom issued 31,000 shares upon the exercise of options for proceeds of $39,000, which has been recorded in the Company’s consolidated equity.  This transaction did not have a material effect on the Company’s ownership of Arescom.

During fiscal 2001, Arescom granted warrants to an affiliate of a bank in connection with the receipt of a waiver for non-compliance with required covenants under their line of credit.  The estimated fair value of the warrant is $47,000, which was determined using the Black-Scholes valuation model.  The value of the warrants has been recorded in the Company’s consolidated equity.

During fiscal 2003, 2002 and 2001, Correlant issued 7,000, 6,000, and 6,000 shares upon the exercise of options for proceeds of $250, $9,000 and $3,000, respectively. For fiscal 2003, 2002 and 2001, the Company recorded $0, $4,000 and $2,000 in consolidated equity for the issuance of these shares.  The remaining amount was recorded as non-controlling interest in subsidiaries on the consolidated balance sheet. These transactions did not materially affect the Company’s ownership of Correlant.

During fiscal 2003, 2002, and 2001, Correlant recognized compensation expense of $592,000, $1,657,000 and $9,189,000, respectively for the difference between the exercise price and fair value of stock options issued to employees. For fiscal 2003, 2002 and 2001, the Company recorded $429,000, $1,203,000 and $6,898,000 in consolidated equity for the recognition of the compensation expense.  The remaining amount was recorded as non-controlling interest in subsidiaries on the consolidated balance sheet.

At the date the Company acquired a majority interest in Correlant, Correlant had preferred stock outstanding that Lotus did not acquire.  In addition, in April and May 1999, Correlant sold preferred stock to third parties for net proceeds of $1,463,000, which was recorded as non-controlling interest in subsidiaries on the consolidated balance sheet.  The preferred stock held by third parties has a liquidation preference over the common shareholders of $8,425,000, which was included in non-controlling interest in subsidiaries on the consolidated balance sheets for fiscal 2003 and 2002.

Stock Warrants

In May 1997, the Company issued 8,000,000 common stock warrants for $80,000.  Each warrant entitled the holder to purchase one share of the Company’s common stock at $6 per share. All warrants expired May 5, 2002 and as such, the $80,000 proceeds received were reclassed from warrants to additional paid in capital at June 30, 2002.

Stock Option Plans

Lotus

In May 1997, Lotus granted 1,090,000 options to certain officers and key employees with an exercise price of $6.00 per share, which was the market price of Lotus’s common stock at the time of grant.  Options were 100% vested when granted and expire five years from grant date.  As of June 30, 2001, 2000 and 1999, 1,090,000 options were outstanding.  All options expired during the year ended June 30, 2002 and as such there were no options outstanding as of June 30, 2003 or June 30, 2002.

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

GoVideo

Currently, GoVideo has no approved stock option or stock issuance plan.

Correlant

In March 1998, Correlant’s Board of Directors approved the 1998 Stock Option/Stock Issuance Plan (“1998 Plan”) under which 8,500,000 shares of common stock are authorized for issuance, and reserved for purchase upon exercise of options granted.  The 1998 Plan provides for the grant of incentive and non-statutory options and issuance of common stock under the stock issuance program (as defined) to employees, directors, and consultants.

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

In connection with Lotus’s acquisition of Correlant in March 1999, Lotus obtained the right to acquire up to 2,674,000 additional Correlant shares upon acquisition of such shares by the option holders.  All options granted by Correlant through December 21, 1999 are subject to an exchange agreement, whereby Lotus acquires 81% of the shares exercised in exchange for 0.5364 shares of Lotus stock for each Correlant share exchanged.  The Lotus shares into which the acquired shares are exchangeable were restricted from sale until Correlant met certain financial milestones and the options were, at the time of grant, considered to be contingent.  Effective August 31, 2000, the restrictions were removed and, accordingly, the Company recorded deferred stock compensation for 2,613,000 previously contingent options that were outstanding as of the date the restrictions were lifted.  The deferred stock compensation recorded related to these shares is being amortized over the vesting periods of the related options on an accelerated basis in accordance with FASB Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”).   The total deferred compensation relating to the previously contingent options is $9,034,000 based on the value of the options on the date the contingency was removed.

The following table summarizes stock option activity under the 1998 Stock Option Plan and related information through June 30, 2003 (in thousands):

	Options	Weighted- Average Exercise Price
Outstanding at June 30, 2000	3,277,000	1.54
Granted	—	—
Exercised	(6,000)	0.48
Cancelled	(113,000)	0.79
Outstanding at June 30, 2001	3,158,000	1.57
Granted	1,616,000	1.50
Exercised	(6,000)	1.50
Cancelled	(685,000)	2.60
Outstanding at June 30, 2002	4,083,000	$1.37
Granted	—	—
Exercised	(7,000)	0.04
Cancelled	(376,000)	0.94
Outstanding at June 30, 2002	3,700,000	$1.41

As of June 30, 2003, 2002 and 2001, there were 2,868,000, 2,080,000 and 1,108,000 options exercisable, respectively, at the weighted average prices of $1.31, $1.18 and $1.14 per share, respectively.  There were no options granted prior to March 1998 and 4,558,000 shares are available for future grant at June 30, 2003.

The following table summarizes all options outstanding by price range as of June 30, 2003 (in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.038 to 0.095	825,000	5.15	$0.07	824,000	$0.07
1.00 to 1.50	2,751,000	6.83	1.22	1,951,000	1.21
12.00 to 15.00	124,000	6.83	14.65	93,000	14.65
$0.038 to 15.00	3,700,000	6.45	$1.41	2,868,000	$1.31

As discussed in Note 2, the Company accounts for stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if the Company had adopted the fair value method as of the beginning of 1996. There were no options granted during the year ended June 30, 2003.  The weighted-average fair value of options granted during the year ended June 30, 2002 was $1.14. There were no options granted in 2001. The calculations were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for 2002:  expected volatility of 78%; risk-free interest rate of 5.5%; and a weighted-average expected life of the options of five years.  For purposes of pro forma disclosures, the estimated fair value is amortized on an accelerated basis in accordance with FIN 28 over the vesting period.

Note 13 –   Income Taxes

The provision (benefit) for income taxes for fiscal 2003, 2002 and 2001 is comprised of the following (in thousands):

	Year Ended June 30,
	2003	2002	2001

Current:
Federal	$(111)	$(5,016)	$(4,691)
State	2	2	(1,260)
Foreign	—	(164)	1,514
	(109)	(5,178)	(4,437)
Deferred:
Federal	—	1,564	(1,564)
State	—	433	(433)
Foreign	—	—	—
	—	1,997	(1,997)
Total	$(109)	$(3,181)	$(6,434)

The reported provision (benefit) for income taxes for the year ended June 30, 2003, 2002 and 2001 differ from the amount computed by applying the statutory federal income tax rate of 35 percent to the consolidated income (loss) before income taxes as follows (in thousands):

	Year Ended June 30,
	2003	2002	2001

Provision (benefit) computed at statutory rates	$(2,266)	$(13,899)	$(4,853)
Increase (reduction) resulting from:
Non-deductible goodwill	—	11,979	4,056
Non-deductible expenses	8	7	50
State taxes, net of federal benefit	2	435	(1,534)
Utilization of NOLs	(111)	(4,425)	(10,325)
Utilization of tax credits	—	—	(2,278)
Valuation allowance	2,258	2,722	8,450
Total	$(109)	$(3,181)	$(6,434)

The components of the Company’s net deferred income tax asset is as follows (in thousands):

	As of June 30,
	2003	2002

Current deferred tax assets:
Accrued expenses	$836	$215
Deferred compensation	5,486	5,487
Deferred revenue	45	126
Inventory reserves	2,054	244
Allowance for bad debts	3,170	69
Total	11,591	6,141
Valuation allowance for deferred tax assets (liabilities)	(11,591)	(6,141)
Net deferred tax assets	$—	$—

Non-current deferred tax assets:
Net operating loss carryforwards	$4,247	$949
Tax credit carryforwards	1,539	1,027
Basis difference in joint venture	25	—
Other	(32)	—
Total	5,779	1,976
Valuation allowance for deferred tax assets	(5,779)	(1,976)
Net deferred tax assets	$—	$—

The net change in the total valuation allowance for fiscal 2003 and 2002 was an increase of $9,253,000 and $1,258,000, respectively.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and projections of taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized through future taxable earnings. Accordingly, a valuation allowance was recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

At June 30, 2003, the Company had a California net operating loss carryforward of $10,343,000 which will begin to expire in 2013 unless previously utilized.  At June 30, 2003, the Company had a Federal net operating loss carryforward of $9,522,000 which will begin to expire in 2023 unless previously utilized.  The federal net operating losses generated in fiscal 2002 and 2001 were carried back to fiscal 2000 and are reflected as an income tax receivable in fiscal 2002.

The Company is currently under IRS audit for tax years ending June 30, 2001, 2000, and 1999. The IRS may propose certain adjustments, which could be material in amount, in connection with its audit of these periods. The Company believes that it has provided sufficiently for all audit exposures.

At June 30, 2003, Correlant has federal and state research and development credit carryforwards of $568,000 and $971,000 respectively, which will begin to expire in 2022 unless previously utilized.

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

Note 14 – Commitments and Contingencies

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases, expiring at various dates through 2007.  During fiscal 2003 and 2002, the Company leased a portion of the building to a significant shareholder of the Company.  The sublease terminated August 1, 2003 when the Company moved to a new building.  Sublease income totaled $1,000 and $8,000 during fiscal 2003 and 2002, respectively.

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

The following is a schedule by years of future minimum lease payments under operating leases and future non-cancelable sublease income (in thousands):

Years Ended June 30,	Future Minimum Lease Payments
2004	$856
2005	874
2006	758
2007	339
2008 and thereafter	365
$3,192

Rent expense totaled $591,000, $496,000 and $595,000 during fiscal 2003, 2002 and 2001, respectively.

Purchase Obligations

As of June 30, 2003, GoVideo had inventory purchase obligations totaling $10,738,000, which were part of the normal course of business.

Litigation

On April 11, 2003 Sharp Electronics filed suit against Correlant in the United States District Court for the District of Delaware. The complaint alleged cancellation of a purchase order outside the allowable cancellation timeframe under the terms of the purchase order.  The complaint sought payment of the purchase order totaling $1,150,000.  Correlant filed an answer on June 16, 2003, stating the components delivered by Sharp Electronics did not meet product specification and were unusable.  On that same date, Correlant filed a counter suit for seeking recovery of components previously delivered by Sharp, which also did not meet product specification.  Correlant sought to recover damages totaling $1,450,000.  On January 21, 2004 Sharp agreed to settle all disputes with Correlant for $500,000, which was accrued as of June 30, 2003.  Additionally, as part of the settlement, Correlant dropped its countersuit.

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

On January 16, 2002, Lotus Pacific filed a lawsuit in the Supreme Court of the State of New York, New York County against USS Online, Travelway, and Huaya Lu Tung, seeking to recover $1,800,000 in principal and interest due on loans made to USS Online (See Note 8), and seeking to pierce the corporate veil and recover such amounts from defendants Travelway and Huaya Lu Tung. The Company is a holder of a 28% minority interest in USS Online, and Travelway is the 72% equity owner of USS Online.  The Company asserted that Ms. Tung was the Chairperson and sole owner of Travelway and Chairperson of USS Online and the former Treasurer of the Company.

In February 2003, the Company entered into a settlement agreement with USS Online, Travelway, Mr. Hu, Ms. Tung, Lotus International Holdings Corp (“LIH”), a shareholder of the Company and three individuals to settle all claims against the defendants in the two cases cited above, subject to a number of conditions.  In entering into the settlement agreement, none of the defendants admitted or conceded any liability in connection with the claims asserted in the cases.  As conditions to the settlement agreement, the Company was required to receive: (a) 3,000,000 shares of the Company’s common stock; (b) a promissory note of LIH in the principal amount of $4,000,000, payable on February 19, 2008, with interest accruing at a rate of 3% per annum (the “Note”); (c) a stock pledge agreement, granting to the Company a first priority security agreement in 1,000,000 shares of the Company’s common stock as partial security for the Note (the “Pledged Shares”); (d) original stock certificates representing the Pledged Shares; (e) personal guaranty of the Note; and (f) all of the assets of USSF. To date, the Company has received 3,000,896 shares of the Company’s common stock.  However, the Company has not received stock certificates for the Pledged Shares or the assets of USSF and has made demand on the other parties for fulfillment of the conditions to the settlement.  The Company has reserved the right to take all actions for breach of the settlement, including reinstituting the original action.  The 3,000,896 shares of common stock received as part of the settlement are accounted for as treasury stock and valued at $150,000 based on the adjusted closing sales price of $0.05 per share as reported by the National Quotation Bureau’s “Pink Sheets” and has been recorded in Other income (expense) on the consolidated statement of operations.

Note 15 – Employee Benefit Plan

Lotus has a 401(k) salary deferral Plan (“Lotus Deferral Plan”), which is funded based on employee contributions.  The terms of the original Lotus Deferral Plan do not require Lotus to make contributions to the Deferral Plan on behalf of each eligible employee.  As such, there were no matching contributions during fiscal 2003, 2002 or 2001.

During April 2003, GoVideo established a 401(k) plan (“GoVideo Deferral Plan”).  The terms of the GoVideo Deferral Plan do not require GoVideo to make a contribution.  Rather, matching contributions are on a discretionary basis, equal to a percentage of an employee’s contribution to the GoVideo Deferral Plan for the year.  There were no matching contributions during fiscal 2003.

Correlant has a 401(k) salary deferral Plan (“Correlant Deferral Plan”), which is funded based on employee contributions.  The terms of the original Correlant Deferral Plan provide for contributions to the Correlant Deferral Plan on behalf of each eligible employee (as defined) in an amount equal to 50% on the first 4% of the eligible employee’s deferred compensation contribution (as defined).  Beginning January 1, 2001, Correlant changed its contribution to 100% of the first 6% of the eligible employee’s deferred compensation contributions.  Correlant’s contributions to the Deferral Plan were $213,000, $196,000 and $64,000 for fiscal 2003, 2002 and 2001, respectively.  See Note 18.

Note 16 –  Segment and Geographic Information

Segment Information

FASB Statement 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group.  The Company’s chief operating decision maker is the Chief Executive Officer. The Company is organized geographically and by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the primary basis for which the allocation of resources and financial results are assessed is by product type.  Prior to fiscal 2003, the Company operated in one industry segment: the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and digital subscriber line (“DSL”) access and networking devices.  Subsequent to the purchase of GoVideo on April 18, 2003, the Company added an additional segment to its operations: the development, marketing, and distribution of innovative, high performance consumer electronic products.  As such, segment information is only shown for fiscal 2003.  The following table presents a summary of the Company’s businesses and operating segments (in thousands):

As of or for the Year Ended June 30, 2003
Broadband Internet access products:
Net revenues	$10,178
Cost of net revenues	7,919
Gross profit	2,259
Loss from operations	$(9,971)

Total assets	$24,603

Consumer electronics:
Net revenue	9,325
Cost of net revenues	7,513
Gross profit	1,812
Income from operations	$669

Total assets	$20,166

Total operating segments:
Net revenue	19,503
Cost of net revenues	15,432
Gross profit	4,071
Loss from operations attributable to operating segments	$(9,302)

Total assets attributable to operating segments	$44,769

Disclosed in the table below is the reconciliation of the loss from operations attributable to operating segments to loss from continuing operations before income taxes and non-controlling interest and total assets attributable to operating segments to total assets (in thousands):

As of or for the Year Ended June 30, 2003
Loss from operations attributable to operating segments	$(9,302)
Corporate general and administrative expenses	(3,614)
Total other income (expense), net	4,068
Income (loss) from continuing operations before income taxes and non-controlling interest	$(8,848)

Total assets attributable to operating segments	$44,769
Total assets attributable to non-reporting segments	8,218
Total assets	$52,987

Geographic Information

During fiscal 2003, 2002 and 2001, the Company recorded revenues throughout the United States, Taiwan, Japan and Europe as determined by the final destination of the product.  The following table summarizes total net revenues attributable to significant countries (in thousands):

	Year Ended June 30,
	2003	2002	2001
Japan	$54	$30,033	$175,893
Taiwan	9,446	20,757	9,178
United States	9,527	5,090	78,121
Europe and other	476	—	—
	$19,503	$55,880	$263,192

Presented below is information regarding identifiable assets from continuing operations, classified by operations located in the United States and Asia (in thousands):

	June 30,
	2003	2002	2001
United States	$52,586	$52,842	$88,460
Asia	401	500	28,754
	$52,987	$53,342	$117,214

Note 17– Selected Quarterly Financial Data (unaudited)

The following table sets forth selected unaudited quarterly information for the Company’s last two fiscal years.  The Company believes that all necessary adjustments (which consisted only of normal recurring adjustment) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the financial statements and related notes included elsewhere herein (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2003:
Total net revenues	$4,325	$2,725	$2,047	$10,406
Gross profit	1,569	403	63	2,036
Net loss	$(1,415)	$(2,380)	$(23)	$(2,548)
Net loss per share – basic	$(0.02)	$(0.04)	$0.00	$(0.04)

Fiscal 2002:
Total net revenues	$20,315	$13,817	$11,166	$10,582
Gross profit	264	205	2,295	3,175
Net loss	$(6,454)	$14,341	$(3,679)	$(23,183)
Net loss per share – basic	$(0.10)	$0.22	$(0.06)	$(0.36)

Note 18 – Subsequent Events

In July 2003, GoVideo entered into a financing agreement last amended and restated in May 2004.  The maximum line of credit available was $40,000,000 (reduced to $30,000,000 on July 15, 2004) limited by a borrowing base determined by specific inventory and receivable balances, and provides for cash loans, letters of credit and acceptances.  The agreement, as amended, matures July 21, 2007.  Interest is charged at prime plus 1/2 percent subject to a minimum of not less than $15,000 per calendar month.  GoVideo pays a monthly fee on the unused balance of the line of credit of 0.25 percent per year.  Borrowings under GoVideo’s line of credit are collateralized by all of GoVideo’s assets and up to $5,000,000 of the credit facility is guaranteed by Lotus.  Under the current credit facility, GoVideo is required to comply with certain financial covenants and conditions including minimum levels of net income.  During April and June, 2004 GoVideo did not comply with the financial covenants by not earning the required minimum net income.  GoVideo received a waiver letter from the lender for the April 2004 noncompliance.    However, the lender will not waive the June 2004 noncompliance.  As a result, interest charged could increase from prime plus 1/2 percent to prime plus three percent.  GoVideo is currently attempting to negotiate amendments to the credit agreement to reduce the thresholds required by the financial covenants.

Subsequent to June 30, 2003, the Company advanced $7,462,000 to Go Video to fund Go Video’s inventory purchases and fund operating expenses.  GoVideo paid back $1,200,000 of the advance on June 30, 2004.  The remaining advances, which accrue interest at annual rates of 3% to 5%, were due at various dates through January 2004.  The advances have not been repaid, and Go Video and the Company are currently negotiating extensions for the due dates.

In connection with the President and co-founder’s resignation from Correlant in July 2003 (See Note 1), the Company entered into an Employment Separation Agreement/Consulting Agreement with the former President.  Under the terms of the agreement, Correlant agreed to pay to the former President $20,000 and repurchase 327,000 Correlant shares held by the former President for $0.07 per share for a total of $23,000.  To date, the former President remains in possession of his Correlant stock.  In addition, the Company agreed to pay the former President $23,000 per month for one year to provide advice and input related to certain Correlant business matters.

In connection with the VP of Engineering and co-founder’s resignation from Correlant in July 2003 (See Note 1), the Company entered into an Employment Separation Agreement/Consulting Agreement with the former VP of Engineering.  Under the terms of the agreement, Correlant agreed to pay the former VP of Engineering $2,000 and repurchase 272,000 Correlant shares held by the former VP of Engineering for $0.07 per share for a total of $19,000.  To date, the former VP of Engineering remains in possession of his Correlant stock.  In addition, the Company agreed to pay the former VP of Engineering $20,000 per month for one year to provide advice and input related to certain Correlant business matters.

In August 2003, the Company entered into a new facility lease and moved its executive offices.  The lease, which commenced on August 1, 2003, is on a month-to month basis and provides for monthly rental of $4,000 per month.

In September 2003, the Company entered into an agreement with TCL Information Technology Industrial (Group) Ltd, an affiliate of TCL Industries whereby the Company sold its 50% interest in TCL Digital for an aggregate amount of $5,604,000.  $1,842,000 was applied to repay the sum payable under the promissory note dated August 18, 2003 issued by the Company in favor of TCL International Holdings Limited (“TCL Holdings”), TCL Industries parent company.  The balance of $3,762,000 was paid to the Company.  The gain on the sale was $1,053,000.

From September 2003 through June 2004, the Company repurchased 6,936,000 shares of its common stock at $0.30 per share for a total cost of $2,081,000.   The Board of Directors plans to continue to review potential repurchases of its common stock and will continue to approve the repurchase transactions on a case by case basis.

On March 7, 2004, the Company’s board of directors adopted resolutions proposing and approving a change of the Company’s name from “Lotus Pacific, Inc.” to “Opta Corporation.”  On June 29, 2004, the Company filed a Preliminary Information Statement, Schedule 14C, with the Securities and Exchange Commission (“SEC”) to inform all stockholders of the approval of an amendment to the Company’s Certificate of Incorporation providing for the name change.  A majority of the Company’s stockholders consented in writing to the name change.  The name change will become effective upon filing the Definitive Information statement, Schedule 14C, with the SEC.

In March 2004, GoVideo executed two-year employment agreements with its top executives for an aggregate base salary of $779,000 per year, plus a severance package to include nine to ten months of base salary for terminations without cause.

On April 1, 2004, Lotus filed an action against TurboComm, in New Jersey Federal Court, asserting two causes of action for breach of contract, and over $900,000 unpaid interest. On May 27, 2004, Lotus filed a Request to Enter Default against TurboComm.  On June 29, 2004, a Default was entered against TurboComm. Lotus is in the process of reaching a settlement with TurboComm.

On April 14, 2004, Correlant filed a lawsuit against TurboComm in the District Court of Taiwan seeking to collect TurboComm’s outstanding debt of approximately $2,300,000. Correlant sold products to TurboComm and paid certain license fees on TurboComm’s behalf.  Correlant invoiced TurboComm for all products and license fees, yet TurboComm refuses to pay.  On July 30, 2004, Correlant reached a settlement agreement with TurboComm.  Under the agreement, Correlant agreed to with withdraw its lawsuit against TurboComm in exchange for the transfer of 700,000 Series A and 300,000 Series C shares of Correlant preferred stock owned by TurboComm. Both parties mutually agreed to release and discharge any and all claims that each may have against the other party.

On July 7, 2004, the Company’s Board of Directors approved the commencement of a new wholly-owned subsidiary, Go Video DigiTech (Huizhou) Co., Ltd. (“DigiTech”), which will be located in Guangdong, China.  DigiTech will market GoVideo’s MP3 players.  The Company plans to invest approximately $  500,000 in the new subsidiary.  TCL Multimedia Electronics R&D Center (“TCL Multimedia”), an affiliate company of TCL, is currently expending some resources during the start up phase of GoVideo China.

On July 7, 2004, the Company’s Board of Directors approved the closure of Beijing Lotus.  All assets of Beijing Lotus will be transferred to DigiTech.

As part of the wind down and cessation of Correlant’s historical operations, Correlant’s Board of Directors approved the termination of the Correlant Deferral Plan effective August 31, 2004.

Between November 2003 and June 2004, GoVideo obtained credit terms from various suppliers totaling approximately $16,000,000 through corporate guarantee letters from TCL Industries Holdings Limited (a significant shareholder of the Company) and TCL Holdings, both of which are related parties.  In addition, GoVideo is able to obtain more advantageous terms from certain vendors in China by purchasing products from those vendors through TCL.