Form 10-K
period 2004-06-30
OPTA CORP
filed 2005-02-18
CIK 789945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 000-24999

OPTA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1947160
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)

1350 Bayshore Highway, Suite 730, Burlingame, CA 94010

(Address of principal executive offices, Zip code)

Registrant’s telephone number, including area code: 650-579-3610

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

Yes     ☐      No    ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $244,309 (computed using the adjusted closing sales price of $0.01 per share of Common Stock on January 31, 2005 as reported by the Pink Sheets).  Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of January 31, 2005 was 50,037,538.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business

Explanatory Note - Delays in Reporting

This Annual Report on Form 10-K for Opta Corporation (formerly Lotus Pacific, Inc.) (the “Company” or “Opta”) for fiscal year ended June 30, 2004 is being filed after the required due date as a result of restating financial information included in Form 10-K for the fiscal year ended June 30, 2002 as previously filed with the Securities and Exchange Commission (“SEC”) on April 16, 2004, and filing the Form 10-K for the fiscal year ended June 30, 2003 with the SEC on August 24, 2004.

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

Following the replacement of prior management, the new management began an extensive review of various transactions undertaken by and involving old management prior to June 29, 2001.  Due to the preliminary results, the Company dismissed its then existing independent accountants and replaced them with new independent accountants.  On March 25, 2002, the new independent accountants were engaged to audit fiscal 2002.  As previously reported, during its preliminary investigation, new management of the Company identified various transactions undertaken by prior management which impacted reported financial and operating results with respect to its consolidated financial statements for fiscal 2001, 2000 and 1999 and ultimately concluded that a reaudit of the financial statements for fiscal 2001, 2000 and 1999 was required.  The Company completed such restatements in its Form 10-K for fiscal 2002 filed April 16, 2004.  The subsequent Form 10-K for fiscal 2003 was filed August 24, 2004.

Explanatory Note – Updated Information Subsequent to Fiscal 2004

Because this report relates to fiscal 2004, except as otherwise noted herein, this report speaks as of June 30, 2004. The Company has not updated the disclosures in this report to speak as of a later date, except as specifically referenced in the following sections:

•                  Item 1.  Business;

•                  Item 2.  Properties;

•                  Item 3.  Legal Proceedings;

•                  Item 5.  Market for Registrant’s common equity and related stockholder matters;

•                  Item 8.  Financial Statements and Supplementary Data Note 1 – Business and Background and Note 20 – Subsequent Events.

•                  Item 10.  Directors and Executive Officers of the Registrant;

•                  Item 12.  Security Ownership of Certain Beneficial Owners and Management;

•                  Item 13.  Certain Relationships and Related Transactions;

•                  Item 14.  Principal Accounting Fees and Services; and

•                  Item 15.  Exhibits

Accordingly, the disclosure in this report does not contain complete and updated information regarding the Company and its operations as of the date of filing this report.  All such information contained in this report therefore is subject to updating and supplementing to be provided by the Company in its reports to be filed with the SEC for periods subsequent to fiscal 2004.

Company Overview and Business Strategy

On March 7, 2004, the Company’s board of directors adopted resolutions proposing and approving a change of the Company’s name from “Lotus Pacific, Inc.” to “Opta Corporation.”  The name change became effective August 25, 2004 upon filing the Definitive Information statement, Schedule 14C, with the SEC.  All references to “Opta Corporation,” “Opta,” “Company,” “we,” “our” or “us” mean Opta Corporation and its subsidiaries.

The Company incorporated in Delaware on June 25, 1985.  Under prior management, the Company was significantly restructured in September 1994.  Opta is a holding company that conducts business through its subsidiaries. The Company develops, manages, and operates emerging consumer electronics and communications companies, focusing on developing next generation consumer electronics and communication products. The Company provides its subsidiaries with capital and strategic and infrastructure services.

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

In April 2003, the Company acquired Opta Systems, LLC dba “GoVideo” (“GoVideo”) (see Significant Business Developments and Subsidiary Activity During the Reporting Period).  Following the GoVideo acquisition, the Company concentrated its business in the related industries of consumer electronics and telecommunications.

The Company’s strategy is to increase revenue, move toward profitability and generate cashflow from operations as a result of focusing on the consumer electronics market.  To achieve these goals, the Company is pursuing the following strategies:

•                  Introduce new innovative products to the market;

•                  Increase the GoVideo brand recognition in both the U.S. markets and abroad; and

•                  Increase product offerings by leveraging on existing strategic relationships including our majority shareholder - TCL.

Introduce new innovative products to the market

During fiscal 2004, GoVideo introduced its digital video disc (“DVD”) Recorder + VCR, which experienced exceptional market acceptance.  Additionally, GoVideo began distributing the MP3 Rave MP branded product in September 2004.  GoVideo intends to keep researching market demand for new consumer electronic products to distribute.

Increase the GoVideo brand recognition in both the U.S. markets and abroad

Opta approved the formation of a new wholly-owned subsidiary in China, which will market GoVideo’s MP3 players under the GoVideo brand name.  See “Business Developments and Subsidiary Activity Subsequent to the Reporting Period.”  The Company will continue to seek other business opportunities to expand where GoVideo’s products are likely to be market leaders.

Increase product offerings by leveraging on existing strategic relationships including our majority shareholder -  TCL

 The Company further seeks to improve the efficiencies of the Company’s operations and accelerate growth by utilizing its competitive advantages. The Company believes these competitive advantages include the significant experience of current management in the communications and consumer electronics industry and business opportunities presented to the Company in China and Asia through the strength of its relationships with its significant shareholders, including TCL.  At January 31, 2004, TCL beneficially owned 51.2% of the shares of common stock of the Company and is an affiliated company of TCL International Holdings Limited (HKSE: 1070) (“TCL International”), a leading multimedia consumer electronics product manufacturer, with a strong brand presence in China and Asia.  TCL International’s core products include televisions, mobile handsets, personal computers, audio-visual equipment as well as information technology services.  Under its highly recognized and well-established TCL brand, it is one of the strongest players in the TV and mobile handset marketplace in China. Headquartered in China, it operates a number of highly efficient manufacturing bases in Asia.  The Company plans to increase market share by introducing TCL products into the U.S. using our subsidiary – GoVideo’s – existing distribution channels.

Significant Business Developments and Subsidiary Activity During the Reporting Period

During the reporting period, Opta had two significant subsidiaries, presented in order of significance during fiscal 2004:  GoVideo and Correlant Communications, Inc (“Correlant”).  As of March 31, 2004, Correlant’s operations were discontinued.

GoVideo

As previously reported, in April 2003 the Company loaned $5,986,000 to Opta Systems, which was used, in addition to a deposit of $250,000 paid by Opta Systems to complete its purchase of substantially all assets and assumption of certain liabilities of a product line known as “GoVideo” from SONICblue Incorporated, a Delaware corporation (NASDAQ: SBLU), and Sensory Science Corporation, a Delaware corporation and wholly-owned subsidiary of SONICblue, for an adjusted purchase price of $5,808,000.

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

Historically, the GoVideo product line has been known for innovation and was the first company to bring the dual deck VCR and DVD/VCR combination to market as well as the first networked DVD player.  The consumer electronics industry has been marked by an increase in what were traditionally contract manufacturers creating their own brand name and competing in the marketplace.  Under Opta’s ownership, GoVideo is continuing this innovation as well as enhancing its competitive position by purchasing and distributing more products from Opta’s parent company, TCL.

GoVideo Products.   During fiscal 2004 and fiscal 2003, GoVideo accounted for nearly 100% and 48% of the Company’s consolidated net revenues, respectively.  The GoVideo product line, originally established in 1984, designs and manufactures product lines in the consumer electronics industry, including DVD players, portable DVDs, DVD-Video Cassette Recorder Combos (“DVR”), Dual-Deck VCRs, DVD Recorders, DVD Recorder + VCR, and liquid crystal display (“LCD”) TVs. GoVideo holds various patents covering Dual-Deck technology as well as other electronics products and systems.

The principal consumer electronic products offered by GoVideo during fiscal 2004 and 2003 were the DVR and the DVD Recorder + VCR.

DVR.  GoVideo offers several models of the DVR that vary from one another by features and configurations.  This product has the ability to:

•                  Play DVD discs and VHS tapes;

•                  One touch copy transfer DVD to VHS tapes;

•                  Progressive Scan delivers the highest quality DVD-Video on a digital TV; and

•                  Schedule recordings in advance.

The following table shows revenues attributable to GoVideo’s DVR (in thousands):

	Revenue	Percentage of Consolidated Total Net Revenue
Year Ended June 30, 2004	$71,601	57%
April 18, 2003, the purchase date of GoVideo, through June 30, 2003	7,471	38%

DVD Recorder + VCR.  The DVD Recorder + VCR was introduced during the second quarter of fiscal 2004.  GoVideo offers several models of the DVD Recorder + VCR that vary from one another by features and configurations.  This product has the following features:

•                  Records on DVD-R or rewritable DVD-RW discs or VHS in one easy to use unit;

•                  One touch copy transfer DVD to VHS tapes or VHS tapes to DVD;

•                  All Sources, All Outputs – Plays VHS or DVD through RF, Composite, S-Video, or Component out with one connection convenience;

•                  AutoPlay™ – Skips ads and menus and goes to right to the start of the DVD movie;

•                  Versatile Entertainment – Plays VHS Tape, DVDs, DVD-R/RW, DVD+R/RW, Music CDs, Kodak Picture CDs, MP3 audio and JPEG image files on CD-R/RW;

•                  Progressive Scan delivers the highest quality DVD-Video on a digital TV; and

•                  Schedule recordings in advance.

The following table shows revenues attributable to GoVideo’s DVD Recorder + VCR (in thousands):

	Revenue	Percentage of Consolidated Total Net Revenue
Year Ended June 30, 2004	$23,164	18%
April 18, 2003, the purchase date of GoVideo, through June 30, 2003	—	—%

GoVideo Revenue to Significant Countries.  During fiscal 2004 and 2003, all GoVideo’s revenues were generated in the U.S.

GoVideo Customers.  A relatively small number of customers account for a significant percentage of GoVideo’s revenues.  The percentage revenues derived from significant customers is detailed as follows:

	Year Ended June 30, 2004		April 18, 2003, the purchase date of GoVideo, Through June 30, 2003
	Percentage of GoVideo’s revenues	Percentage of Consolidated Revenues	Percentage of GoVideo’s revenues	Percentage of Consolidated Revenues
Costco Wholesale Corporation	41%	41%	64%	31%
QVC	14%	14%	—%	—%

GoVideo Seasonality.  General economic conditions have an impact on GoVideo’s business and financial results. And as a result of competing in the consumer electronic industry, GoVideo’s quarterly results reflect distinct seasonality in the sale of products.  Revenues are typically highest from September through December.  However, GoVideo is only a “spot supplier” to some of its customers, i.e. GoVideo sells to certain customers only when these customers go out to bid for specific products.  GoVideo doesn’t supply a constant stream of product to these customers.  Revenues with these customers can differ from the traditional seasonality in the consumer electronics industry depending on various circumstances including product availability and pricing.

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

The following table shows GoVideo-sponsored research and development expenses (in thousands):

Year ended June 30,	Dollars	Percentage of GoVideo’s Total Revenues
2004	$1,089	1%
2003	607	7%

Independent companies manufacture most of GoVideo’s products.  At any one time, GoVideo has multiple contract manufacturers.  These manufacturers are constantly evaluated in order to minimize the risks associated with outsourcing the manufacturing process.  These manufacturers are located in Korea, Taiwan and China.

GoVideo Sales and Marketing.  GoVideo’s current marketing strategy is to sell products with the support of independent sales representatives specific to certain geographic territories throughout the U.S. and who also represent many other brand name consumer electronic products.  GoVideo currently sells its product lines directly to retailers nationwide including numerous national and regional chains, catalog accounts, specialty stores, warehouse clubs and home shopping channels.

GoVideo Backlog and Inventory.  GoVideo purchases completed units from contract manufacturers.  As such, GoVideo does not carry a raw materials inventory.  GoVideo’s practice is to maintain sufficient finished goods inventory to fill orders promptly and not carry a backlog of orders.  Accordingly, backlog information is not meaningful to an understanding of its business and may not be indicative of actual shipments made to customers in any period.  GoVideo seeks to manage and maintain inventory in a way that will allow it to meet all expected product demand while maintaining flexibility to reallocate manufacturing capacity to improve efficiency and respond to changes in supply and demand.  GoVideo’s practice is to purchase inventory based on customer orders or forecasts to mitigate the inherent dangers of price decreases in the volatile consumer electronics market.  There is still risk with this practice as customers may cancel orders or forecasts.

GoVideo Intellectual Property.   GoVideo developed and owns the proprietary operating system software used by most of its products including its Dual-Deck technology.  Intellectual property rights that apply to various products include patents, trademarks and the GoVideo trade name.  GoVideo maintains an active program to protect its investment in technology by enforcing intellectual property rights.  GoVideo has filed and obtained a number of patents in the United States.  While patents are an important element of GoVideo’s success, business as a whole is not materially dependent on any one patent.  GoVideo believes the duration of the applicable patents granted is adequate relative to the expected lives of products. Because of the fast pace of innovation and product development, consumer electronics are often obsolete before the patents related to them expire.

To distinguish GoVideo products from competitors’ products, GoVideo obtained certain trademarks and tradenames for products.  These trademarks and tradenames include GoVideo, AmeriChrome, California Audio Labs, Rave MP, Cinevision, Cal Audio and California Audio.

GoVideo’s ability to enforce patents, trademarks and tradename is subject to general litigation risks.  Patents, trademarks, trade names, and proprietary rights, once established, are very important in the consumer electronics market, and the loss, denial, or infringement of such patents, trademarks, trade names, and proprietary rights could hurt revenues.

GoVideo Competition and market analysis.  The market for consumer electronics is extremely competitive and is characterized by rapid technological change.  In the DVR category, GoVideo’s main competitors include: Cyberhome, Sony, Toshiba, Samsung, Memorex, Magnavox, Apex, Panasonic, Daewoo, and JVC. GoVideo is currently not in the top 10 companies in terms of market share.  GoVideo plans to have single deck DVD product available for distribution throughout calendar 2005, which management believes should help secure a better market position.

In the DVD Recorder + VCR category, GoVideo’s main competitors include Panasonic, LG Electronics, Hitatchi, Sharp, Sansui, Sylvania, JVC, Broksonic, Samsung, and Zenith.   GoVideo has maintained a strong market position since its introduction of this product.  In terms of units, GoVideo held the number one market share position for a portion of the year.  Some product introductions by strong Japanese brands caused GoVideo to drop to the number three position at certain points.  In terms of dollars, GoVideo held the top market position for approximately one half of the year, and was consistently in the top three market positions.

GoVideo’s principal competitive factors included:

•                  Price;

•                  Flexibility to move with market demands;

•                  Quality;

•                  Brand recognition;

•                  Product features;

•                  Product support including consumer customer service and timely delivery per forecast; and

•                  Product innovation including the patented Dual Deck technology.

Because GoVideo doesn’t have manufacturing capabilities, GoVideo has the competitive advantage of being able to respond to market demands extremely quickly.  The disadvantage to this situation is the fact that GoVideo has less leverage when negotiating the purchase price with contract manufacturers.  Another negative aspect of not having manufacturing capabilities is that GoVideo’s customers can go straight to the manufacturers and purchase the product.

Correlant Communications

In March 1999, the Company acquired 95% of the issued and outstanding common shares of Correlant (formerly TurboNet Communications, Inc.) representing an 81% ownership interest in Correlant.  Based in San Diego, California, Correlant designed, developed and marketed telecommunications products to cable operators, network service providers, and communications network users in the United States and Asian countries.

Correlant was incorporated in California on February 13, 1996 under the name TurboNet Communications, Inc. and reincorporated in Delaware on October 4, 2000 as Correlant Communications, Inc. Correlant is a significant subsidiary of Opta and during fiscal 2002 and 2001 represented essentially 100% of the Company’s consolidated revenues, cost of revenues and research and development expense included in continuing operations. Correlant was much less significant to the Company’s consolidated results of operations during fiscal 2004 and fiscal 2003 as a result of the cessation of Correlant’s operations and purchasing GoVideo.

Prior to February 2002, Correlant sold Data-Over-Cable System Interface Specification (“DOCSIS”) certified cable modems and in certain instances, the MAC bundled with Correlant’s cable modem software (“MAC+software”), both key components of the completed cable modem.  Correlant developed and owns the proprietary software used in the cable modem.  Effective February 2002, Correlant changed its business model whereby it primarily sold the MAC+software and only sold the completed cable modem in specific circumstances.  Instead of focusing on selling the completed cable modem, Correlant concentrated efforts toward selling only the MAC+software.  The new business model was a result of Correlant’s attempt to increase gross profit percentage, streamline business operations and reduce operating expenses. However, this business model ultimately proved unsuccessful, as gross margins continued to decrease as a result of increased competition in the cable modem market and more broadly, the high-speed Internet market.  In addition, many of Correlant’s major customers chose to either design and manufacture their own DOCSIS cable modems or to utilize competitors’ platforms which were incompatible with Correlant’s products.

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

In February 2003, Opta, as majority stockholder of Correlant, appointed four new members to Correlant’s Board of Directors, effectively taking control of the Board.  Prior to this, Opta had only one representative on Correlant’s Board of Directors and did not control Correlant’s Board or its operations.  Immediately thereafter, the Board of Directors created a new Executive Committee of the Board, comprised of two members who are Opta employees, to act on behalf of the Board of Directors and oversee the Correlant’s management and operations.

As previously reported, effective July 31, 2003, Correlant’s President, Chief Executive Officer and co-founder of Correlant resigned as a director of Correlant.  From that date forward he no longer served as President and CEO of Correlant.   As part of the separation, Opta entered an agreement in February 2004 to repurchase all shares of Opta common stock owned by Correlant’s former President.  As of June 30, 2004, Correlant’s former President no longer owns any Opta stock.  In connection with the resignation, Correlant entered into an Employment Separation Agreement with the former President.  Under the terms of the agreement, Correlant agreed to repurchase 327,000 Correlant shares held by the former President for $0.07 per share for a total of $23,000.  To date, this transaction has not been finalized.  From July 31, 2003 until December 23, 2003, Correlant worked to find a permanent CEO and retained outside consultants to advise and assist during the transition period.  Such consultants were charged with evaluating Correlant’s business operations, its products and demand for its products, and future business prospects.

Upon recommendation of its consultants, Correlant began a substantial reduction in its workforce and operations to reduce operating expenses, reducing the number of Correlant employees from 34 as of August 1, 2003 to 18 employees as of December 23, 2003 and one employee as of June 30, 2004.

As previously reported, as a result of declining margins and demand for its products, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem and cable modem termination system (“CMTS”) business effective December 23, 2003. As part of the wind down, Correlant licensed part of its technology, and could potentially license other technology.  The wind down of Correlant’s operations was substantially completed by March 31, 2004.

Concurrent with the wind down, Correlant and Opta have been exploring opportunities to acquire or invest in other businesses or technologies.  The Company currently expects that together, Correlant and Opta will identify market opportunities and implement a new business plan complementary with the Company’s business and long-term strategies.

During fiscal years 2002 and 2001, Correlant’s revenues accounted for 100% of the Company’s consolidated revenues.  However, due to the purchase of GoVideo, Correlant’s revenues represented less than 1% and 52% of the Company’s consolidated revenues during fiscal 2004 and 2003, respectively.

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

The following table shows revenues attributable to Correlant’s DOCSIS 1.0/1.1 cable modems (in thousands):

Year Ended June 30,	Revenue	Percentage of Consolidated Total Net Revenue
2004	$—	—%
2003	133	1%
2002	34,713	62%

MAC+Software.  As part of the aforementioned change in business model, Correlant began selling a key component of the completed cable modem, MAC+software, rather than the completed cable modem effective February, 2002.  The following table shows revenue attributable to MAC+Software (in thousands):

Year Ended June 30,	Revenue	Percentage of Consolidated Total Net Revenue
2004	$39	—%
2003	8,161	42%
2002	19,672	35%

Infrastructure Equipment.  During fiscal 2002, Correlant completed initial development of a CMTS to complement its cable modems.  Its CMTS was designed to enable cable operators to provide a complete solution for two-way data transfer between the Internet and the end-user, utilizing its cable modem at one end and its head-end equipment at the other.  CMTS sales were less than 1% of consolidated total net revenue during fiscal 2004, 2003 and 2002.

Correlant Revenue to Significant Countries.   The following table shows revenue to significant countries (in thousands):

	Year Ended June 30,
	2004	2003	2002
Japan	$215	$54	$30,033
Taiwan	163	9,446	20,757
United States	116	201	5,090
Europe and other	127	476	—
	$622	$10,177	$55,880

Segment disclosures and geographical information for fiscal 2004, 2003 and 2002 are presented in “Item 8.  Financial Statements and Supplementary Data Note 18 – Segment and Geographic Information.”

Correlant Research and Development.  The following table shows Correlant-sponsored research and development expenses (in thousands):

	Research and development including amortization of deferred stock compensation		Research and development excluding amortization of deferred stock Compensation
Year ended June 30,	Dollars	Percentage of Correlant’s Total Revenues	Dollars	Percentage of Correlant’s Total Revenues
2004	$1,547	249%	$1,543	248%
2003	7,340	72%	6,864	67%
2002	9,392	17%	8,105	15%

Correlant Customers.   Correlant sold its data-over-cable products to vendors who then sold the equipment under their brand name to cable operators.  A relatively small number of customers accounted for a significant percentage of Correlant’s revenues.  The percentage of Correlant’s revenues derived from significant customers is detailed as follows:

	Year Ended June 30,
	2004	2003	2002
Synclayer	35%	1%	—%
TurboComm Technologies, Inc(“TurboComm,” a related party)	26%	93%	37%
Toshiba, a related party	—%	—%	54%
Terayon	—%	—%	8%

On April 14, 2004, Correlant filed a lawsuit against TurboComm in the District Court of Taiwan seeking to collect TurboComm’s outstanding debt of approximately $2,300,000 as a result of TurboComm’s unwillingness to pay.  On July 30, 2004, Correlant reached a settlement agreement with TurboComm.  Under the agreement, Correlant dismissed its lawsuit against TurboComm in exchange for the transfer of 700,000 Series A and 300,000 Series C shares of Correlant preferred stock owned by TurboComm. Both parties mutually agreed to release and discharge any and all claims that each may have against the other party.

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

Correlant Backlog.   Correlant’s general practice was to contract with TurboComm and fill orders within delivery dates required by customers, with some adjustments based on Correlant’s forecast. During fiscal 2004, substantially all Correlant’s products were produced in accordance with specifications and production schedules determined by Correlant based on orders placed by its primary customers. The amount of unfilled orders at any particular time could be affected by a number of factors including, but not limited to, the availability of cable modem components, and the manufacturing and assembly capacity of Correlant’s third party manufacturer. Accordingly, Correlant’s backlog information is not meaningful to an understanding of its business and may not be indicative of actual shipments made to customers in any period.

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

Correlant Competition.  During fiscal 2004, 90% of Correlant’s revenue was generated from the sales of CMTS units.  Primary competitors during fiscal 2004 for the sale of the CMTS included ADC, Arris, Cisco, Com21, Motorola and Terayon.  Other potential competitors included, among others, Alcatel, Best Data, Dassault, Ericcson, Future Networks, NEC, NetGear, Nortel, Pace, Phasecom, Samsung, Scientific-Atlanta, Riverstone, Sony, Thomson Consumer Electronics and Zoom Telephonics.

Correlant’s principal competitive factors included:

•                  The other technologies described above;

•                  The ability to receive the DOCSIS certification;

•                  Price;

•                  Quality;

•                  Ensuring product availability through effective planning and procurement of key components; and

•                  Product support.

Other Business Developments and Subsidiary Activity During the Reporting Period

In April and May 1997, the Company acquired 70% of the common stock of Regent.  In June 1997, Regent acquired Amiga-based, multimedia technology related assets and rights from Rightiming Electronics Corporation (“Rightiming”). On June 26, 2001, the Company spun-off Regent to Regent’s management.

In February 1999, the Company acquired 100% of the outstanding shares of Professional Market Brokerage, Inc. (“PMB”), a Chicago-based financial trading firm that provided online trading services, and 100% of the outstanding shares of US Securities & Futures Corp. (“USSF”), a full service brokerage firm in New York, NY. In June 1999, the Company created USS Online, Inc. (“USS Online”), a wholly-owned subsidiary, and transferred all of its ownership interests in each of USSF and PMB to USS Online to run those two financial service subsidiaries. In February 2000, the Company sold 72% of its ownership in USS Online.  The remaining 28% ownership has no impact on Opta’s business operations.  The investment was deemed impaired and written off during fiscal 2000.

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

As previously reported, on December 11, 2001, the Company sold to Solomon Extreme International Ltd. (BVI), 24,234,738 shares of common stock of the Company’s subsidiary, Arescom, representing approximately 70% of the outstanding shares of Arescom, for $10,000,000 in cash.  The Company determined that Arescom would not generate consistent cash flow from operations in the foreseeable future, and decided to sell its interests for cash to pursue other business opportunities. The Company retained approximately 6% of the outstanding common shares and 11,048 shares of subordinated preferred stock of Arescom.  The Company determined that there was no value associated with the 11,048 shares of subordinated preferred stock of Arescom.  Immediately following the sale of its majority interest in Arescom, the Company determined that the value of its remaining 6% interest in Arescom was impaired. As previously reported, effective September 10, 2003, Opta divested its remaining 6% ownership in Arescom by settling all legal claims against Arescom.

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

On November 13, 2000, the Company established a wholly-owned subsidiary, Acumen Technology, Inc. (“Acumen”), incorporated in Delaware and in December 2000, the Company transferred all of the capital stock it held in Correlant and Arescom to Acumen. Other than its holdings of the Correlant and Arescom stock, Acumen had no material independent operations.  In December 2001, Acumen was merged into Opta.  As a result of the merger, the Company assumed all the rights and obligations of Acumen and acquired the assets of Acumen that included, without limitation, shares of stock of Correlant and Arescom. Acumen had no operations other than serving as a holding company for the shares of stock of Correlant and Arescom.

In June 2001, Acumen formed Lotus Pacific Communications Technology (Beijing) Co., Ltd. (“Beijing Lotus”), a wholly-owned subsidiary, to support business activity in Beijing.  See “Business Developments and Subsidiary Activity Subsequent to the Reporting Period.”

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

Shortly after the Company began running the joint venture, TCL Digital, the Company determined the joint venture’s business model did not fit with the Company’s long-term business strategy, and diverted management resources from the operations of other subsidiaries.  As previously reported, in September 2003, the Company entered into an agreement with TCL Information Technology Industrial (Group) Ltd. (“TCL Information”), whereby the Company sold its 50% interest in TCL Digital for approximately $5,600,000 cash.  The transaction was completed in December 2003.  TCL Information is an affiliate of TCL, the majority stockholder of the Company.

Business Developments and Subsidiary Activity Subsequent to the Reporting Period

Significant business developments subsequent to fiscal 2004 but before the filing of this report are summarized below:

After commencing a project to reintroduce the Rave MP branded line of MP3 players in April, 2004, GoVideo began distributing MP3 Rave MP branded product in September 2004.  The Company expects revenue from this new product to be approximately 20% of GoVideo’s total revenues with similar gross margins as other GoVideo products.

On July 7, 2004, the Company’s Board of Directors approved the commencement of a new wholly-owned subsidiary, Go Video DigiTech (Huizhou) Co., Ltd. (“DigiTech”), which will be located in Guangdong, China.  DigiTech will market GoVideo’s MP3 players under the GoVideo brand name.  The Company plans to invest approximately $500,000 in the new subsidiary.  TCL Multimedia Electronics R&D Center (“TCL Multimedia”), an affiliate company of TCL, is currently expending some resources during the start up phase of GoVideo DigiTech.

As Beijing Lotus had no material operations since its inception, the Company’s Board of Directors approved the closure of Beijing Lotus on July 7, 2004.  All assets of Beijing Lotus were transferred to DigiTech during September, 2004.

Employees

As of June 30, 2004, Opta had nine employees, including eight in sales, general and administration and one in research and development.  Correlant had one employee in sales, general and administration.  GoVideo had 60 full-time employees, including six in product management and 54 in sales, general and administration.

As of December 31, 2004, Opta had six employees in sales, general and administration.  Correlant had two part-time employees, who are also Opta employees, in sales, general and administration.  GoVideo had 61 full-time employees, including 8 in product management and 53 in sales, general and administration.

No employees are represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

Available Information

All SEC reports and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations web site at WWW.optaco.com/sec as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.  Properties

At June 30, 2004, Opta’s executive offices were located at 2402 Michelson Drive, Suite 220, Irvine, California and consisted of approximately 2,100 square feet under a month-to-month lease.  Effective November 1, 2004, Opta moved its executive offices to 1350 Bayshore Highway, Suite 730, Burlingame, California, a 3,196 square foot office under a month-to-month lease.   At June 30, 2004, Correlant leased approximately 26,000 square feet of office space in San Diego, California, which originally expired November 2007.  Due to the shut down of operations, the remaining Correlant employees moved out of the San Diego facility and into Opta’s facility to reduce expenses.  On November 4, 2004 Correlant entered into a lease termination agreement for its San Diego facility.  After Correlant’s facilities closure in San Diego, the Company believes its facilities are suitable for its uses and adequate for the Company’s needs.

GoVideo leases two facilities in Scottsdale, Arizona.  One facility, used for warehousing, is approximately 13,100 square feet.  The other facility, used for administration, warehousing and distribution, is approximately 33,000 square feet.  Both leases expire January 2006 with no option to extend the lease term.  The leased space is currently suitable for GoVideo’s current needs.

Item 3.  Legal Proceedings

From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of Janauary 31, 2005, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

Item 4.  Submission of Matters to a Vote of Security Holders

As permitted under Section 228 of the Delaware General Corporation Law, by written consent dated June 10, 2004, 55.42% of the stockholders of the Company adopted Opta’s Certificate of Amendment to our Certificate of Incorporation to effect the proposed name change from “Lotus Pacific, Inc.” to “Opta Corporation.”  The board of directors of the Company approved this name change at a meeting of the board of directors held on March 7, 2004.

PART II

Item 5.  Market for Registrant’s common equity, related stockholder matters and Issuer Purchases of Equity Securities.

Opta’s common stock began trading on the over-the-counter (“OTC”) Bulletin Board under the symbol “LPFC” on December 1, 1994. As previously reported, on November 5, 2002, the Company’s shares of common stock were removed from the OTC for failure to comply with NASD Rule 6530, as a result of the Company’s inability to timely file its Form 10-K for fiscal 2002. Although Opta filed its Form 10-K for fiscal 2002 on April 16, 2004 and its Form 10-K for fiscal 2003 on August 24, 2004, Opta is not eligible to trade on the OTC Bulletin Board until Opta becomes current in all its required filings or files a Form 10 and clears all comments with the SEC.  The Company is working to complete such reports for subsequent periods and will file them as soon as they are available.  From November 5, 2002 through October 12, 2004, the Company’s shares of common stock were quoted on the National Quotation Bureau’s “Pink Sheets,” under the symbol “LPFC.”  Effective October 13, 2004, in connection with the name change from “Lotus Pacific, Inc.” to “Opta Corporation,” the Company’s shares of common stock are quoted under the symbol “OPTP.”  Trading in the Company’s common stock has been minimal with limited or sporadic quotations and there is no established public trading market for the Company’s common stock.  The high and low common stock prices per share were as follows:

	High	Low

Fiscal 2005:

1st Quarter	$0.15	$0.08
2nd Quarter	0.10	0.03

Fiscal 2004:

1st Quarter	$0.09	$0.01
2nd Quarter	0.09	0.02
3rd Quarter	0.05	0.01
4th Quarter	0.10	0.01

Fiscal 2003:

1st Quarter	$0.13	$0.03
2nd Quarter	0.10	0.01
3rd Quarter	0.10	0.05
4th Quarter	0.10	0.05

These OTC market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

As of January 31, 2005, there were 50,037,538 shares of Common Stock issued and outstanding, held by approximately 800 holders of record as indicated on the records of the Company’s transfer agent.

To date, the Company has not declared or paid any cash dividends on its common stock. The Company anticipates that it will retain all available funds for use in operation and expansion of its business, and no cash dividends are expected to be paid on the common stock in the foreseeable future.

Equity Compensation Plan Information

Information regarding Opta’s equity compensation plans is set forth in “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”  As of the date of this report, there are no outstanding options or warrants to purchase securities of the Company.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during fiscal 2004, 2003 or 2002.

Issuer Purchases of Equity Securities

Date of Purchase	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April 1 through April 30, 2004	None	—	None	None
May 1 through May 31, 2004	None	—	None	None
June 1 through June 30, 2004	249,270	$0.30	None	None

The Company has not publicly announced any plans to purchase Opta stock.    In the past, the Board of Directors reviewed and approved repurchases of its common stock on a case by case basis.  In addition, the Company has no plans in the future to publicly announce any stock repurchase plans.  The Board of Directors plans to continue to review potential repurchases of its common stock and will continue to approve the repurchase transactions on a case by case basis.

Item 6.  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report on Form 10-K.

	As of or for the Fiscal Year Ended June 30,
(in thousands, except per share amounts)	2004	2003 (1)	2002 (2)	2001	2000 (3)

Results of Operations
Net revenues	$125,324	$19,454	$55,880	$263,192	$71,839
Loss from continuing operations	$(7,722)	$(6,366)	$(36,529)	$(7,433)	$(2,249)

Net income (loss) per common share – basic and diluted:
Loss from continuing operations	$(0.14)	$(0.10)	$(0.57)	$(0.12)	$(0.04)
Total gain (loss) from discontinued operations	$—	$—	$0.27	$(0.45)	$(0.19)
Net income (loss)	$(0.14)	$(0.10)	$(0.30)	$(0.57)	$(0.23)
Cash dividends per share	$—	$—	$—	$—	$—
Financial Position
Total assets from continuing operations	$71,120	$52,987	$53,342	$117,214	$121,737
Long-term obligations, less current portion	$—	$—	$—	$—	$—
Total stockholders’ equity	$20,349	$30,565	$36,560	$54,328	$83,730

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an executive overview and description of our business.  This is followed by a discussion of why we were unable to timely file our Form 10-K for the year ended June 30, 2004.  The next discussion relates to material acquisitions and dispositions and a comparison of our results of operations as follows:

•              Fiscal 2004 compared to fiscal 2003;

•              Fiscal 2003 compared to fiscal 2002; and

•              Fiscal 2002 compared to fiscal 2001.

These comparisons are provided solely for readers to understand the historical results of our operations during the time periods covered.  However, due to the strategic change in direction of Opta discussed in “Item 1. Business,” and throughout the MD&A section, these results are not indicative of future results.

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

Executive Overview and Description of Business

Opta Corporation (“Opta”), a Delaware corporation, is a holding company and we conduct our business through our subsidiaries. We presently develop, manage, and operate emerging consumer electronics and communications companies, focusing on developing next generation consumer electronics and communication products. We provide our subsidiaries with capital and strategic and infrastructure services.   Currently, GoVideo is our sole operating subsidiary.  GoVideo’s strategy is to develop, market, and distribute innovative, high performance consumer electronic products that incorporate advanced technology, ease of use, and superior industrial design.  Main products include consumer electronic products such as the digital video disc (“DVD”)-Video Cassette Recorder Combos (“DVR”), Dual-Deck VCRs, DVD Recorders, DVD Recorder + VCR, A further description of the Company’s products may be found in Part I, Item 1 of this document under the heading “Business.” GoVideo’s current marketing strategy is to sell products with the support of independent sales representatives specific to certain geographic territories throughout the United States and who also represent many other brand name consumer electronic products.  GoVideo currently sells its product lines directly to retailers nationwide including numerous national and regional chains, catalog accounts, specialty stores, warehouse clubs and home shopping channels.

Our business strategy in the consumer electronics segment is to leverage our significant experience in the consumer electronics market, increase the GoVideo brand recognition by introducing products in Asia, and continue our product development to bring to our customers compelling new products with superior quality and ease-of-use.

One of the major challenges facing Opta is managing liquidity.  Liquidity has been, and will continue to be, an issue for us as we have grown our subsidiary, GoVideo, out of bankruptcy.  Our majority shareholder, TCL Industries Holdings (H.K) Limited (“TCL”), has been instrumental in assisting GoVideo obtain credit from vendors, which has helped us work through some liquidity issues.  We plan to continue to utilize the relationship with our majority stockholder by sourcing more products from them.  This will be a challenging and important part of GoVideo’s strategy to manage liquidity.

The consumer electronics industry is constantly facing new trends and challenges, the most prominent of which is severe price competition.  We expect competition to intensify in the future.  Our strategy to combat the price competition is to continue to focus on the development of lower-cost consumer electronics, continue the evaluation of potential new products and work with our contract manufacturers to reduce the purchase price of our products.

Explanatory Note – Changes in Management and Delays in Reporting

On June 29, 2001, a majority of our stockholders, led by TCL, were successful in a solicitation to gain control of Opta and replace prior management of the Company.   On June 29, 2001, new directors and officers were appointed and the then existing directors and officers were immediately removed from office.  Following the termination of our relationship with prior independent accountants, new management concluded that a reaudit of the financial statements for fiscal 2001, 2000 and 1999 was required.  Effective July 24, 2002, we engaged our new independent accountants to reaudit and restate these prior periods.  The Company completed such restatements in its Form 10-K for fiscal 2002 filed April 16, 2004.  The late filing of our Form 10-K for fiscal 2002 caused our Form 10-K for fiscal 2003, which was filed August 24, 2004, to also be late.

Acquisitions and Dispositions

During fiscal 2004, 2003 and 2002, we engaged in multiple acquisitions and dispositions.  The details of these transactions are described in detail in “Item 8. Financial Statements and Supplementary Data Note 4 – Acquisitions and Dispositions – Majority Owned Subsidiaries and Note 5 – Acquisitions and Dispositions – Equity Method Investees.”  However, unless specifically addressed in MD&A, these acquisitions and dispositions were not material to our results of operations and the understanding of our business.  As such, the details have been omitted from MD&A.  The following is a discussion of our acquisitions and dispositions in order of significance to our current business.

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

Immediately subsequent to Opta System’s purchase of the GoVideo product line, we purchased 100% of Opta Systems for an adjusted purchase price of $5,808,000 for GoVideo.

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

Correlant Communications, Inc

Correlant Communications, Inc (“Correlant”) is a major subsidiary of Opta.   However, due to the purchase of a new subsidiary and the strategic change in direction of Opta discussed in “Item 1. Business,” and throughout the MD&A section, Correlant was much less significant to our results of operations during fiscal 2004 and fiscal 2003 as compared to fiscal 2002 and 2001.  Correlant accounted for less than 1% and 52% of our consolidated revenues in fiscal 2004 and 2003, respectively, as compared to essentially 100% of our consolidated revenues in fiscal 2002 and 2001.

On March 31, 1999, we entered into a share exchange agreement which provided for the acquisition of 94.5% of the issued and outstanding common shares of Correlant, representing an 81% ownership interest in Correlant in consideration for the issuance of 9,657,000 common shares of the Company valued at $7.21 per share plus contingently issuable shares of up to 1,435,000. The contingent shares were issuable as Correlant options specified in the agreement were exercised.  For each option exercised, 81% of such shares were to be transferred to us in exchange for 0.5364 shares of Opta common stock for each share of Correlant stock transferred.   At the acquisition date, the excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $74,545,000 and was assigned to goodwill.  During fiscal 2004 and 2003, we recorded $36,000 and $21,000, respectively, as additional goodwill as a result of issuing 5,000 and 3,000 of the contingently issuable shares, respectively.  The additional goodwill was subsequently expensed as an impairment of assets.  During fiscal 2001 and 2000, we recorded an additional $18,000 and $554,000, respectively as additional goodwill as a result of issuing 79,000 of the contingently issuable shares. As of December 31, 2004 there were no contingently issuable shares outstanding.

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

On December 23, 2003, upon recommendation of its consultants, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem and cable modem software business.  The wind down was substantially complete by March 31, 2004.  As of June 30, 2004, Correlant had one employee to maintain corporate records and to comply with statutory reporting requirements.  Correlant had two part-time employees, who are also Opta employees, to explore opportunities to acquire or invest in other businesses or technologies.  We expect Correlant to identify market opportunities and implement a new business plan complementary with our business and long-term strategies.  See “Business Outlook.”

The cessation of Correlant’s historical operations, decline in demand for Correlant’s product and the change in Correlant’s business model had a material impact to our results of operations, financial position and cash flows as of or for the years ended June 30, 2004, 2003, 2002 and 2001.  As a result, year over year comparisons may not be meaningful and future financial statements will not be comparable to our historical financial statements.

TCL Digital Technologies, Ltd.

In January 2003, the Company entered into an agreement to form a joint venture with Beijing Youbang Online Electronics Technology Co., Ltd. (“Youbang”), TCL Computer Technology Co., Ltd. (“TCL Computer”), an affiliate of TCL Industries and all the equity holders of Youbang, pursuant to which the Company acquired a 50% interest in a new joint venture to own substantially all of Youbang’s operations. Pursuant to the agreement, all of Youbang’s assets, other than real estate, were transferred to a newly formed Beijing, China joint venture named TCL Digital Technologies, Ltd. (“TCL Digital”), and operates as a computer notebook manufacturing company in China. The Company contributed 50% of the total investment amount or approximately $5,240,000, payable in three installments. At the time, the investment was part of the Company’s business strategy to seek businesses to maximize the Company’s growth potential based on its assets. However, shortly after completing its investment, the Company deemed the joint venture’s business model did not fit with the Company’s long-term business strategy, and diverted management resources from the operations of other subsidiaries, notably GoVideo, as discussed above.  In September 2003, the Company entered into an agreement with TCL Information Technology Industrial (Group) Ltd, an affiliate of TCL Industries whereby the Company sold its 50% interest in TCL Digital for an aggregate amount of $5,604,000.  $1,842,000 was applied to repay the sum payable under the promissory note dated August 18, 2003 issued by the Company in favor of TCL International Holdings Limited (“TCL Holdings”), TCL Industries’ parent company.  The balance of $3,762,000 was paid to the Company resulting in a gain of $1,053,000 included with Gain on sale of investments in the Company’s statement of operations during fiscal 2004.

Lotus World, Inc.

On April 22, 1999, we organized Lotus World Inc. (“Lotus World”) to offer Auction Live, an online auction service, to international clients.  The wholly-owned subsidiary was incorporated in Delaware in April 1999, and was a private-label Asian language e-commerce service provider, targeting business-to-business and business-to-customer markets, portals and ISP companies.  Due to the negative response in general to e-commerce, the operations of Lotus World were suspended in 2001.  On March 12, 2002, we entered into an Asset Purchase and Assignment and Assumption Agreement with Avtech Technology, whereby we assigned our rights to certain contracts and related intangibles to Avtech in exchange for Avtech’s assumption of all of Lotus World’s obligations under the contracts assigned.  Subsequent to the completion of the transaction, we dissolved Lotus World.

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

Results of Operations

Comparison of Fiscal 2004 to Fiscal 2003

The following table summarizes certain aspects of our results of operations for fiscal 2004 compared to fiscal 2003 (in thousands):

	June 30,
	2004	2003	$ Change	% Change

Revenues	$125,324	$19,454	$105,870	544%

Gross profit	10,125	4,022	6,103	152%
As a percentage of revenues	8%	21%

General and administrative	8,199	7,838	361	5%
Sales and marketing	4,604	652	3,952	606%
Restructuring charges	1,845	—	1,845	NA
Depreciation and amortization	215	486	(271)	(56)%
Research and development	2,637	7,513	(4,876)	(65)%
Impairment of assets	1,831	498	1,333	268%

Total other income (expense), net	(78)	4,117	(4,195)	(102)%

Revenues

The significant increase in overall revenues for fiscal 2004 as compared to fiscal 2003 was primarily attributable to the following factors:

•                  Fiscal 2004 included GoVideo’s revenue for the entire year as compared to fiscal 2003, which only included GoVideo’s revenues from April 18, 2003 through June 30, 2003.

•                  GoVideo’s revenues increased in fiscal 2004 as compared to 2003 as a result of GoVideo coming out of bankruptcy, with liquidated assets and liabilities, and moving toward a company with growing operations.

•                  GoVideo introduced a new product, the DVD Recorder + VCR, during the second quarter of fiscal 2004.  Revenues attributable to the new DVD Recorder + VCR totaled $23,164,000 during fiscal 2004.

The positive impact of GoVideo was somewhat offset by the cessation of Correlant’s historical operations in the cable modem industry in December 2003.  Correlant contributed revenues of $622,000 during fiscal 2004 as compared to $10,178,000 during fiscal 2003.

Revenues generated by international sales as a percentage of total revenues decreased to less than 1% in fiscal 2004 from 51% in fiscal 2003 as a result of the purchase of GoVideo.  GoVideo’s revenues during fiscal 2004 as well as from April 18, 2003, the date of purchase through June 30, 2003 were all generated from sales to domestic customers.

Gross Profit

The increase in gross profit dollars for fiscal 2004 compared to fiscal 2003 was a direct result of increased revenues attributed to GoVideo as discussed above.

Although the gross profit dollars increased, the overall gross profit percentage dramatically decreased as a result of the following:

•                  The products offerings by GoVideo during fiscal 2003 were extremely limited compared to fiscal 2004 as GoVideo was coming out of bankruptcy during fiscal 2003.

•                  GoVideo introduced several new products during fiscal 2004.  With the introduction of these new products, GoVideo’s pricing was aggressive as an attempt to gain market share.

•                  The change in revenue mix between GoVideo and Correlant products sold.  Historically, consumer electronics bear a lower gross margin than cable modem related products.

•                  $272,000 increase in the reserve for GoVideo’s obsolete and lower of cost or market reserve for inventory to $510,000 in fiscal 2004 from $238,000 in fiscal 2003.  The fiscal 2004 reserve was directly attributable to some of the newer products GoVideo brought to market in 2004.

Operating Expenses

General and administrative (“G&A”).  G&A expense consists primarily of personnel costs for our administrative and support staff, allowance for doubtful accounts, and legal and accounting fees.  The increase in G&A expense for fiscal 2004 as compared to fiscal 2003 was primarily a result of including GoVideo for the entire year in fiscal 2004 as compared to fiscal 2003, which only included GoVideo from April 18, 2003 through June 30, 2003.

The increase in G&A was somewhat offset by the following:

•                  $1,498,000 decrease in allowance for doubtful accounts to $481,000 in fiscal 2004 from $1,979,000 in fiscal 2003. The fiscal 2004 allowance related to GoVideo’s slow paying customers.  For 2003 details, see “Comparison of Fiscal 2003 to Fiscal 2002.”

•                  The shut down of Correlant’s historical operations.

Sales and marketing (“S&M”).  S&M expense consists primarily of personnel costs for our sales staff, advertising and product promotional expenses.  The increase in S&M expense for fiscal 2004 as compared to fiscal 2003 was primarily due to the following factors:

•                  Fiscal 2004 included GoVideo for the entire year as compared to fiscal 2003, which only included GoVideo from April 18, 2003 through June 30, 2003;

•                  GoVideo’s business model has a higher operational cost structure to promote and support the various product offerings than Correlant’s OEM business model; and

•                  The introduction and marketing of several new GoVideo products during fiscal 2004 as discussed above.

Restructuring Charges.  During the second quarter of fiscal 2004, the Company’s board of directors approved the wind down and cessation of Correlant’s historical operations in the cable modem and CMTS business.  In connection with the shut down, the Company recorded a restructuring charge of $1,845,000 during fiscal 2004.  The following table summarizes the activity in the Company’s reserves associated with its shut down of historical operations (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing	Other	Total restructuring charges
Balance at June 30, 2003	$—	$—	$—	$—
Fiscal 2004 restructuring charges	890	583	372	1,845
Cash payments	(628)	(49)	(372)	(1,049)
Balance at June 30, 2004	$262	$534	$—	$796

Depreciation and amortization (“D&A”).  D&A expense consists of depreciation of property and goodwill amortization related to the purchase of Correlant.  The decrease in D&A expense was due to the shut down of Correlant’s historical operations.  Depreciation expense attributable to Correlant decreased $418,000 during fiscal 2004 as compared to fiscal 2003 as a result of Correlant’s assets being impaired and written off as of June 30, 2003.  The decrease in D&A was somewhat offset by the inclusion of GoVideo for the entire year as compared to fiscal 2003, which only included GoVideo from April 18, 2003 through June 30, 2003.

Research and development (“R&D”).  R&D expense consists primarily of personnel costs, including amortization of deferred stock compensation of employees engaged in research, design and development activities and, to a lesser extent, design prototype material expenditures and expensed equipment and supplies required to develop new products and enhance existing products.  The majority of R&D expenses during fiscal 2004 and 2003 were attributable to Correlant.  Therefore, the decrease in R&D expense for fiscal 2004 as compared to fiscal 2003 was directly related to the shut down of Correlant’s historical operations.  The decrease was somewhat offset by the inclusion of GoVideo for the entire year in fiscal 2004 as compared to fiscal 2003, which only included GoVideo from April 18, 2003 through June 30, 2003.

Impairment of assets.  The impairment of assets during fiscal 2004 was mainly attributable to the $1,795,000 write off of GoVideo’s goodwill.  As part of our annual review of financial results, we noted indicators that the carrying value of GoVideo’s goodwill may not be recoverable.  Based on the annual testing performed, we wrote off the entire balance of GoVideo’s goodwill.  For 2003 details, see “Comparison of Fiscal 2003 to Fiscal 2002.”

Total other income (expense)

Total other income (expense) consists of interest income, interest expense, gain on sale of investments and other non-operating items.  The main activities included in other income (expense) during fiscal 2004 were:

•                  $1,053,000 one time gain as a result of selling our joint venture TCL Digital; and

•                  $1,166,000 interest expense related to GoVideo’s increased debt.

For 2003 details, see “Comparison of Fiscal 2003 to Fiscal 2002.”

Comparison of Fiscal 2003 to Fiscal 2002

The following table summarizes certain aspects of our results of operations for fiscal 2003 compared to fiscal 2002 (in thousands):

	June 30,
	2003	2002	$ Change	% Change

Revenues	$19,454	$55,880	$(36,426)	(65)%

Gross profit	4,022	5,939	(1,917)	(32)%
As a percentage of revenues	21%	11%

Selling, general and administrative	8,490	6,019	2,471	41%
Depreciation and amortization	486	12,048	(11,562)	(96)%
Research and development	7,513	9,392	(1,879)	(20)%
Impairment of assets	498	20,071	(19,573)	(98)%

Total other income (expense), net	4,117	638	3,479	545%

Provision (benefit) for income taxes	(109)	(3,181)	(3,072)	(97)%

Revenues

Revenues for fiscal 2003 as compared to fiscal 2002 were positively impacted by the purchase of our subsidiary, GoVideo, on April 18, 2003.  Although fiscal 2003 only included GoVideo’s revenues from April 18, 2003 through June 30, 2003, GoVideo accounted for 48% of our consolidated revenues.    The majority of GoVideo’s

revenues during fiscal 2003 were generated from sales of DVD Recorders, DVD players, portable DVDs, DVD-VCR Combos and to a lesser extent, sales from the Dual-Deck VCRs and LCD TVs.  We expect GoVideo revenue as a relative percentage of revenue to grow as current management continues to rebuild the Company’s business based on GoVideo and concentrate future business in the related industries of consumer electronics and telecommunications.

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

Operating Expenses

Selling, general and administrative (“SG&A”).  SG&A expense consists primarily of personnel costs, including amortization of deferred stock compensation for our administrative and support personnel, allowance for doubtful accounts, and legal and accounting fees.  The increase in SG&A expense for fiscal 2003 as compared to fiscal 2002 was primarily due to the following factors:

•                  $1,935,000 increase in allowance for doubtful accounts to $1,979,000 in fiscal 2003 from $44,000 in fiscal 2002. $1,949,000 of the fiscal 2003 allowance related to Correlant’s main customer TurboComm.  On April 14, 2004, Correlant filed a lawsuit against TurboComm in the District Court of Taiwan seeking to collect TurboComm’s outstanding debt as a result of TurboComm’s unwillingness to pay.  On July 30, 2004, Correlant reached a settlement agreement with TurboComm.  Under the agreement, Correlant dismissed its lawsuit against TurboComm in exchange for the transfer of 700,000 Series A and 300,000 Series C shares of Correlant preferred stock owned by TurboComm. Both parties mutually agreed to release and discharge any and all claims that each may have against the other party.  The remaining $30,000 allowance for doubtful accounts in fiscal 2003 related to GoVideo’s slow paying customers.  Fiscal 2002 allowance related to Correlant’s smaller customers not being able to pay due to the significant economic slowdown in the downturn in the cable modem industry.

•                  Purchase of GoVideo, which added $1,144,000 to SG&A;

•                  $400,000 increased legal and accounting fees resulting from the previously discussed takeover of Opta by TCL and the subsequent replacement of prior Opta management, and the subsequent reaudit and restatement of previously reported financial results; and

•      $500,000 settlement of a legal dispute with a Correlant vendor.

The above increases were partially offset by a decrease of $253,000 in amortization of deferred stock compensation as a result of accounting for stock options under the accelerated provisions allowed by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25.

Depreciation and amortization (“D&A”).  D&A expense consists of depreciation of property and equipment and goodwill amortization related to the purchase of Correlant.  The decrease in D&A expense was due to no goodwill amortization during fiscal 2003 as compared to goodwill amortization of $11,453,000 during fiscal 2002.  Goodwill was deemed impaired at June 30, 2002 and fully written off.  The remaining decrease was a result of the non-renewal of research and development software maintenance due to the shutdown of Correlant’s historical operations.

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

The above decrease was somewhat offset by the purchase of GoVideo, which added $607,000 to R&D expense.

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

Comparison of Fiscal 2002 to Fiscal 2001

The following table summarizes certain aspects of our results of operations for fiscal 2002 compared to fiscal 2001 (in thousands):

	June 30,
	2002	2001	$ Change	% Change

Revenues	$55,880	$263,192	$(207,312)	(79)%

Gross profit	5,939	32,591	(26,652)	(82)%
As a percentage of revenues	11%	12%

Selling, general and administrative	6,019	14,072	(8,053)	(57% )
Depreciation and amortization	12,048	12,020	28	—%
Research and development	9,392	16,214	(6,822)	(42)%
Impairment of assets	20,071	—	20,071	N/A

Total other income (expense), net	638	(2,937)	3,575	122%

Provision (benefit) for income taxes	(3,181)	(6,434)	(3,253)	(51)%

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

The above decreases were slightly offset by an increase in legal and accounting fees resulting from the previously discussed takeover Opta by TCL and the subsequent replacement of prior Opta management.

Depreciation and amortization (“D&A”).  Goodwill amortization stayed fairly constant from fiscal 2002 compared to fiscal 2001 as there were no significant business acquisitions or dispositions resulting in a change to goodwill amortization.  Depreciation expense increased slightly as capital expenditures increased to support our expanding technology infrastructure during fiscal 2002.

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

Total other income (expense)

We experienced net other income during fiscal 2002 primarily due to interest income earned on our cash and investments, which was offset slightly by our foreign exchange loss from our Taiwan branch and interest expense.  We experienced net other expense during fiscal 2001 primarily due to the following transactions undertaken by prior management:

•                  In January 2001, prior management agreed to refund, in exchange for stock, $7,100,000 to several investors who had purchased a total of 355,000 shares of Correlant common stock during fiscal 2000.  Prior management gave $7,100,000 to Hywin Investments Limited (“Hywin”), a shareholder of the Company, who was to return the funds to the individual investors and return the stock to Opta.  However, the shares were never returned to the Company.   In connection with the refund, Hywin refunded to us $1,065,000 of commissions relating to the shares to be returned. The Company investigated the transaction and was unable to recover the funds.  As a result, the net amount of $6,035,000 was expensed.

•                  In December 2000, prior management agreed to refund, in exchange for stock, $1,500,000 received in connection with Opta’s previous sale of shares of Arescom stock.  Opta gave the refund amount to William Hu, the Company’s attorney at that time, to process the refund.   However, the refund was never returned to the investors and the shares were never returned to us.  We investigated the transaction and have been unable to recover the funds.  See “Item 3. Legal Proceedings.”  As a result, the $1,500,000 was expensed.

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

Liquidity and Capital Resources

The Company incurred net losses of $7,722,000, $6,366,000 and $18,975,000 during fiscal 2004, 2003 and 2002, respectively.  Additionally, cash used by operating activities was $27,934,000, $10,597,000, and $5,799,000 during fiscal 2004, 2003 and 2002, respectively.  At June 30, 2004, the Company had an accumulated deficit of $105,611,000 and the Company’s sole operating subsidiary, GoVideo, was, and still is, in default under certain debt covenant provisions of its line of credit, discussed in detail below.  Subsequent to June 30, 2004, GoVideo entered into a forbearance agreement with its lender which is due to expire on February 28, 2005.  GoVideo is currently under negotiations with the lender to extend the forbearance agreement through August, 2005.  However, there can be no assurance that GoVideo will be successful in this negotiation.

In June 2003, GoVideo borrowed substantial funds from TCL Industries and Asia Focus Industrial Ltd., entities affiliated with TCL, to fund inventory purchases and operating expenses.  These advances, which are subordinate to GoVideo’s line of credit, were originally due at various dates during 2004.  GoVideo was unable to pay off the loans and extended each of the loan’s due dates three times.  The current due date for the loan with TCL Industries is July 24, 2005.  The current due date for the loan with Asia Focus Industrial Ltd. is August 11, 2005.  Both loans are collateralized by 100% of the Common and Preferred Series D stock of Correlant Communications owned by Opta.  There can be no assurance that GoVideo will be able to pay the loans when they mature or that another extension can be successfully negotiated.

During fiscal 2004, Opta entered into a financing agreement with TCL Industries.  Opta ultimately loaned the funds to GoVideo to fund inventory purchases and operating expenses.  The financing agreement has been extended three times with a new maturity date of July 21, 2005. The loan is collateralized by 100% of Opta’s Common and Preferred Series D stock of Correlant Communications.  See “Item 13.  Certain Relationships and Related Transactions.”

Although Opta expects to incur additional losses in fiscal 2005, the Company believes that it will have sufficient resources to continue normal operations.  The Company has taken steps to reorganize certain aspects of its business.  GoVideo replaced its Chief Executive Officer with the Chief Operating Officer of Opta on an interim basis to further evaluate the ongoing operations of GoVideo.  Additionally, GoVideo has undertaken cost reduction efforts, including reducing staff, realigning the roles and responsibilities of management and reducing other operating expenses in an attempt to return to profitability.  If the Company is unable to return to profitability as a result of this realignment, additional steps including, but not limited to, further cost reductions and eliminating some of its current activities, may be necessary.

The following table summarizes our liquidity position and cash flows as of and for the year ended June 30, 2004 (in thousands):

Cash and cash equivalents	$3,037
Short-term investments	17,643
Working Capital	25,047
Cash used by operating activities	(27,934)
Cash used by investing activities	(851)
Cash provided by financing activities	19,778

As of June 30, 2004, our principal source of liquidity included cash and cash equivalents and short-term investments of $20,680,000.  We used $27,934,000 to fund operating activities during fiscal 2004.  Cash used in operating activities was due to an increase in both GoVideo’s inventory and accounts receivable.  These increases were a result of a substantial increase in GoVideo’s revenues and GoVideo coming out of bankruptcy, with liquidated assets and liabilities, moving toward a company with growing operations.  Cash used in operations was slightly offset by the increase in accounts payable as a result of GoVideo’s expanded operations.    We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, the timing of product shipments, accounts receivable collections, inventory management and the timing of vendor payments.

During fiscal 2004, our principal investing activities included an increased investment in our joint venture, TCL Digital and net purchases of short-term investments.  Cash used by investing activities was partially offset by the sale of our joint venture, TCL Digital.

During fiscal 2004, our financing activities included borrowings on GoVideo’s line of credit and net proceeds from notes payable from related parties as discussed below.  Cash provided by financing activities was slightly offset by the purchase of treasury stock.

Cash and Working Capital Requirements

At June 30, 2004, we had working capital of $25,047,000 compared to $31,445,000 at June 30, 2003.  The decrease in working capital was attributable to GoVideo’s increased borrowings, discussed in detail below, to fund operations, the wind down of Correlant’s historical operations and to a lesser extent to fund our consolidated net loss.

In July 2003, GoVideo entered into a financing agreement last amended and restated in May 2004.  The original maximum line of credit available was $40,000,000 (reduced to $30,000,000 on July 15, 2004) limited by a borrowing base determined by specific inventory and receivable balances, and provides for cash loans, letters of credit and acceptances.  The financing agreement, as amended, states that the line of credit will mature July 21, 2007.  Interest was originally charged at prime plus 1/2 percent subject to a minimum of not less than $15,000 per calendar month.  GoVideo pays a monthly fee on the unused balance of the line of credit of 0.25 percent per year.  The line of credit is collateralized by all of GoVideo’s assets and up to $5,000,000 of the credit facility is guaranteed by Opta.  Under the current credit facility, GoVideo is required to comply with certain financial covenants and conditions including minimum levels of net income.  During April and June, 2004 GoVideo did not comply with the financial covenants by not earning the required minimum net income.  GoVideo received a waiver letter from the lender for the April 2004 noncompliance.  However, the lender will not waive the June 2004 noncompliance.  As a result, on June 1, 2004, interest began accruing at the default rate of prime plus 3 1/2%.  Subsequent to June 30, 2004, GoVideo entered a forbearance agreement with the lender.

On November 1, 2004, GoVideo entered a forbearance agreement (“Agreement”) with its line of credit lender as a result of the noncompliance with the financial covenants as discussed above.  Subsequent to fiscal 2004, GoVideo did not comply with the financial covenants as the required minimum net income was not achieved during the months ended July 31, 2004 and August 31, 2004.  In the Agreement, GoVideo agreed to the following significant conditions:

•                  To pay all the lender’s costs and expenses associated with existing default;

•                  To pay $15,000 by January 15, 2005 as consideration of forbearance and other accommodations provided by the lender under the Agreement, which has since been paid;

•                  To pay the lender all the accrued interest at the default rate for the period between June 1, 2004 and September 1, 2004 in the amount of $122,000;

•                  To not pay any subordinate indebtedness or interest; and

•                  To not incur capital expenditures in excess of $100,000.

The Agreement also called for the following modifications:

•                  A reduction of the maximum line from $30,000,000 to $25,000,000 effective December 28, 2004;

•                  A change to the minimum net income per month requirement for the period of October 1, 2004 through December 31, 2004.  GoVideo has not met all the amended monthly financial requirements.

•                  The increase of the minimum interest charge from $15,000 to $22,500 per month; and

•                  A reduction in the Borrowing Base.

If the Company is successful extending its forbearance agreement, the current forecast shows the Company will have enough working capital to continue as a going concern for the 12 months following the date of this filing.  However, if the Company is not successful extending its current forbearance agreement with its lender then the Company will have to take steps towards liquidating significant assets in order to repay its lender.  This would likely lead to significant losses on the liquidation of these assets.  Additionally, should our capital requirements exceed cash available from operations we cannot assure that additional sources of financing would be available to us on commercially favorable terms, if at all.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating lease obligations	$1,718	$859	$859	$—	$—
Capital lease obligations	—	—	—	—	—
Inventory purchase obligations	32,575	32,575	—	—	—
Total contractual cash obligations	$34,293	$33,434	$859	$—	$—

All our operating lease obligations are building leases.

Off-Balance Sheet Arrangements

At June 30, 2004, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Significant Trends

The following is a description of the most significant recent trends in our consumer electronic business segment:

Traditional consumer electronics continue to be exposed to downward price pressure.  We have responded, and will continue to respond to this negative trend through the introduction of new value-added products and models in home entertainment including MP3 players, DVD-related products and LCD displays and by increasing the number of unit sales.   The difficulty of this trend is managing through price decreases as we outsource all manufacturing.  Generally, we are able to obtain competitive pricing in all product categories.  However, managing the timing of future price decreases and obtaining forward pricing to protect our inventory as well as our customer’s inventory has been challenging.

GoVideo, as well as the consumer electronics industry in general, has been subject to substantial price competition.  In addition, consumer electronics companies in Asia, particularly those from Korea and China, pose a severe threat through price competition.  We anticipate this trend to continue.  And as a result, the Company realigned management’s roles and responsibilities to have better control and more closely manage GoVideo’s products which should allow for more efficient responses to market opportunities and threats.

DVD players and recorders. As a result of the dramatic expansion of the DVD market, DVD players have become commodity products and suffer from significant price competition.  The DVD Recorder + VCR was one of our fastest growing product areas during fiscal 2004 and 2003, and we believe we are well-positioned to face the competition because of our strategic relationships with manufacturers, our expected reduction of manufacturing costs and our efforts to introduce new innovative, high-end and value-added products.

LCD displays. The large-screen display market for LCD displays has been expanding in recent years.    As the market has increased so has the number of companies that compete with our products. Each company is increasing investment and expanding production. As the number of companies entering this market increases, it is expected that the unit price will continue to decrease due to intensifying competition.  As a result of this trend, we have taken a cautious approach to this market and have limited our activity to only a few models until such time as we believe the volatility in this market can be safely managed.

MP3 Players.  We continue to capitalize on the increased demand for digital consumer electronics by introducing our Rave MP3 players both domestically and internationally.

We will continue to invest in product development and the manufacturing process as we believe these are both critical to facilitate innovation of new and improved products and technologies.  We will also continue the expansion of our distribution network to effectively reach more of our targeted customers.

Business Outlook

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

•                  Business opportunities in China and Asia through the strength of our relationships with significant shareholders, including TCL who is our majority shareholder.  TCL is an affiliated company of TCL International (HKSE: 1070), a leading multimedia consumer electronics product manufacturer, with a strong brand presence in China and Asia.  TCL International’s core products include televisions, mobile handsets, personal computers, audio-visual equipment as well as information technology services.  Under its highly recognized and well-established TCL brand, it is one of the strongest players in the TV and mobile handset marketplace in China. Headquartered in China, it operates a number of highly efficient manufacturing bases in Asia.  On November 3, 2003, TCL International and Thomson (Euronext Paris: 18453; NYSE: TMS) signed a memorandum of understanding to form a joint venture company named TCL-Thomson Electronics for the development, manufacturing and distribution of television sets and related products and services.   The joint venture’s operations commenced August 1, 2004.  Its objectives are to consolidate its global TV leader position, offer a complete and high-quality product range from basic to high-end innovative products, address all key markets competitively by leveraging an efficient cost structure, and seize development opportunities in the fast-growing Chinese market.

•                  GoVideo brand recognition; and

•                  The ability to increase market share by introducing TCL products into the U.S. using our subsidiary – GoVideo’s – existing distribution channels.

As we look to the future, we are planning for growth in annual revenues as a result of revenues generated from GoVideo.  And although consumer electronics historically have a lower gross margins than our past gross margins realized from MAC+software and cable modem-related products, we expect gross margin dollars to continue to increase as a result of increased revenue.  Our strategy will remain within our core competency of consumer electronics and telecommunications as we attempt to gain strength, momentum and market share in the U.S. and abroad.

Certain Factors That May Affect Future Results

Forward Looking Statements.  This Annual Report on Form 10-K contains certain statements that are forward looking within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties.  Any statements contained herein (including, without limitation, statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof), that are not statements of historical fact should be construed as forward looking statements.   All statements that address operating performance, events or developments that our management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements.  These forward-looking statements are based on our management’s current views and assumptions regarding future events and operating performance.  Many factors could cause actual results to differ materially from estimates contained in our management’s forward-looking statements including the factors listed at pages 33 - 35.   The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.  Because of these and other factors that may affect our operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

GoVideo may need additional capital resources.  We believe GoVideo’s cash flow from operations, borrowings under its credit facility and related party debt are sufficient to fund existing operations for the foreseeable future.  See “Liquidity and Capital Resources.”  However, GoVideo may need additional capital to operate if:

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

The Company has experienced a history of recurring operating losses and may not have liquidity necessary to execute its strategy and return to profitability.  GoVideo is under a forbearance agreement with its lender on its line of credit due to financial covenant violations with respect to net losses incurred by GoVideo.  The Company is negotiating an extension of the forbearance period from the current expiration date of February 28, 2005 to August 31, 2005.  This six month extension, if granted, will allow the Company to execute its strategy of returning the Company to profitability.  Should the Company be unable to execute both the negotiation of extending its forbearance agreement and the execution of its strategies to return to profitability, the Company may not have the liquidity to continue as a going concern.

The restatement and reaudit of our financial statements and the potential for review of our financial disclosure could materially impact our business and results of operations.  Following the replacement of prior management, the new management began reviewing various transactions undertaken by old management prior to June 29, 2001.  During its preliminary investigation, new management identified certain material transactions undertaken by prior management that impact reported financial and operating results with respect to its consolidated financial statements for the fiscal years ended June 30, 2001, 2000 and 1999.  Due to the preliminary results, the Company dismissed the then existing independent accountants, hired new independent accountants and reaudited all periods under investigation.  The Company completed the restatement of previously reported financial statement in its Form 10-K for fiscal 2002 filed April 16, 2004.

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

We and our independent auditors have identified a number of material weaknesses related to our internal control over financial reporting, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner. The Company has had significant financial reporting issues to address since the restatement of its June 30, 2001, 2000 and 1999 financial statements.    As a result, on January 19, 2005, the Company’s external auditors informed the board of a “reportable condition” that constituted a “material weakness” in our internal control over financial reporting.   While we are implementing steps to ensure the effectiveness of our internal control over financial reporting, failure to restore the effectiveness of our internal control over financial reporting could continue to negatively impact our ability to report our financial condition and results of operations accurately and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

If the Company is unable to take the necessary corrective action to strengthen its disclosure controls, its ability to report its financial results on a timely and accurate basis may be adversely affected.  Based upon the evaluation of our control weaknesses as discussed above, we concluded that our disclosure controls and procedures need to be strengthened and are not sufficiently effective.  We have taken various steps to maintain the accuracy of our financial disclosures, and based on these measures and other significant work, management believes there are no material inaccuracies or omissions of material fact in our financial statements and other reports filed with the SEC.  However, material weaknesses in our internal controls over financial reporting could further adversely impact our current inability to report timely financial information.  If the current inability to report timely is exacerbated by weak disclosure controls, this could result in further accounting restatements or other accounting related problems and we could face greater scrutiny from the SEC.

Additional delays in reporting.  Since the restatement and reaudit of our financial statements discussed above, we have been unable to become current with respect to all SEC required filings.  This compounds the potential problems associated with the original reaudit of our financial statements for the fiscal years ended June 30, 2001, 2000 and 1999 and the resulting delay in filing our Form 10-K for fiscal 2002, 2003 and 2004.

The Company faces tough competition. The Company’s only operating subsidiary GoVideo plays a unique niche in a highly competitive industry: consumer electronics.  GoVideo competes against many well established companies including many original equipment manufacturers (“OEM”) who have substantially greater financial and other resources than the Company.  Additionally, the consumer electronics industry is empirically facing a trend of declining gross margin resulted from emerging global market and competition.  Although GoVideo was profitable in fiscal 2003, it was not profitable during fiscal 2004.  The competitive nature of the industry may further negatively affect the Company’s earnings if GoVideo is unable to quickly adapt to the technological and market changes of the industry.

GoVideo’s customers have the ability to go straight to the contract manufacturer.  GoVideo has no manufacturing capabilities.  All products are purchased from contract manufacturers.  Because of this, there is nothing stopping GoVideo’s customers from purchasing products direct from these contract manufacturers.

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

The introduction or expected introduction of new products or technologies may depress sales of existing products and technologies.  As GoVideo maintains a substantial investment in product inventory, the introduction of new products may force us to charge less for our existing inventory and cause such existing inventory to become obsolete.  Such declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

We are exposed to the risks associated with the recent decision to cease cable modem-related business by Correlant, our subsidiary. The Company is actively seeking a viable business model for Correlant to maximize our stockholders’ interest.  Even if a viable business model is found that will correspond with Correlant’s available cash size, there is still no guarantee the model will succeed.  We successfully reduced Correlant’s cash burn rate by winding down Correlant’s historical operations in the cable modem industry.  However, since shutting down the operations, which was substantially completed March 2004, we have been unable to identify and secure a viable business plan that will utilize Correlant’s assets.

Our stock price may not come back.  The Company’s stock was removed from OTC Bulletin Board as a result of the Company’s failure to timely submit the Form 10-K for fiscal 2002. Although Opta filed its Form 10-K for fiscal 2002 on April 16, 2004, Opta is not eligible to trade on the OTC Bulletin Board until Opta becomes current in all its required filings or files a Form 10 and clears all comments with the SEC.  The current trading of the Company’s stock is sporadic and minimal and there is no established public trading market for our common stock. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

•                  Revenue recognition.  We recognize revenue upon passage of title of our product in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B.  At the time revenue is recognized, GoVideo records an allowance for estimated sales returns based on estimates derived from historical trends.  Sales returns are recorded with net revenues.  GoVideo also establishes an allowance for estimated payment term discounts expected to be taken by customers based on analysis of historical trends.  Payment term discounts granted are recorded in other expense.

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

•                  Bad debt reserves.  We conduct business and extend credit based on an evaluation of our customers’ financial condition generally without requiring collateral. Exposure to losses on trade receivables is expected to vary by customer due to the financial condition of each customer. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. Delinquent notes and trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk based on historical trends and an evaluation of the impact of current and projected economic conditions.  We evaluate the past-due status of our notes and related parties and trade receivables based on contractual terms of sale. If the financial condition of our customers were to deteriorate, this could result in an impairment of ability to make payments, and additional allowances may be required.

•                  Related party transactions.  We have significant related party transactions and agreements; many of which are complex.  We believe such transactions have been accounted for at fair value.  We utilized our best estimate of the value of these transactions and agreements.  Had alternative assumptions been used, the values obtained may have been different.

•                  Inventories. GoVideo’s inventory consists of mostly finished goods, some of which are in transit from its contract manufacturer.  Correlant’s inventory consisted primarily of integrated circuits and other components to be used in the manufacture of cable modems.  Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.  Due to the aforementioned change in Correlant’s business model and the timing of Correlant’s product life cycle, the inventory was fully reserved at June 30, 2003. It remained fully reserved until the shutdown of Correlant’s historical operations in the cable modem and cable modem-related market.

•                  Investments.  Our investments consist primarily of debt securities.  Investments are stated at fair value based on quoted market prices obtained from an independent banker.  Investments are classified as available-for-sale based on management’s intended use.  As of June 30, 2004 the cost of our investments approximated fair value.  Currently we do not have any equity investments in publicly traded companies.  During the period covered by this Annual Report, we held noncontrolling interests in private companies with no active market, which required fair values to be estimated.  We recorded an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) FIN 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 was revised in December 2003.  FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (“Primary Beneficiary”) should consolidate a VIE that functions to support the activities of the Primary Beneficiary. The application of FIN 46 is required for periods ending after December 15, 2003.   We adopted FIN 46 during fiscal 2004. We has no contractual relationship or other business relationship with a VIE, and therefore the adoption of FIN46 had no effect on our financial position, results of operations, or cash flows as of or for the year ended June 30, 2004.

In January 2003, the Emerging Issues Task Force (“EITF”) published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We adopted EITF 00-21 during fiscal 2004. The adoption did not have a material effect on our financial position, results of operations, or cash flows as of or for the year ended June 30, 2004.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  We adopted SFAS 149 during fiscal 2004. The adoption did not have a material effect on our financial position, results of operations, or cash flows as of or for the year ended June 30, 2004.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 represents the first phase of the FASB’s project to clarify the accounting treatment of certain instruments that possess characteristics of both liabilities and equity.  SFAS 150 generally requires that freestanding financial instruments that obligate the issuer to redeem the holders’ shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions be treated as liabilities.  The provisions of SFAS 150 are effective immediately for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, with the exception of mandatorily redeemable instruments of non-public companies, which become subject to SFAS 150 for fiscal periods beginning after December 15, 2003.  We do not expect SFAS 150 to impact the classification of its outstanding preferred stock instruments upon our adoption effective July 1, 2004.

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”) is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005.  SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

The Company currently expects to adopt SFAS 123R effective July 1, 2005.   However, because the Company has not yet determined which of the aforementioned adoption methods it will use, the Company has not yet determined the impact of adopting SFAS 123R.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Risk.   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio.  We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.  We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default risk, market risk, and reinvestment risk.  We minimize our risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.  Our portfolio includes only corporate debt and government securities.

Foreign Currency Risk.   Until January 31, 2002 a large portion of Correlant’s business was transacted in Taiwan.  However, the functional currency of our Taiwan branch was the U.S. dollar.  Only a small number of transactions were denominated in the Taiwan dollar and exposed to foreign currency exchange rate risk.  Subsequent to January 31, 2002, as part of the change in Correlant’s business model, we closed our Taiwan branch.  All transactions, with the exception of Beijing Lotus, which has no material independent operations, are now denominated in the U.S. dollar.  Therefore, we do not have any hedging or similar foreign currency contracts.  To date, we have not experienced any material foreign currency exchange rate gains or losses associated with transactions denominated in the Taiwan dollar or the Chinese RMB and do not expect any significant changes in foreign currency exposure in the near future.

Item 8.  Financial Statements

The information required by Item 8 is included on pages F-1 to F-36.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during fiscal 2004.

Item 9A.  Controls and Procedures

Internal Control over Financial Reporting

In connection with the audit of our financial statements for the year ended June 30, 2004, Hein & Associates LLP (“Hein”), our independent auditors, informed the Board of Directors on January 19, 2005 of a “reportable condition” that constituted a “material weakness” in our internal control over financial reporting under standards established by the American Institute of Certified Public Accountants, or AICPA. A material weakness was defined for the applicable periods as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. A reportable condition was defined for the applicable periods as a matter that relates to significant deficiencies in the design or operation of internal controls that could adversely affect an organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. The following material weaknesses and/or reportable conditions in our internal controls during the fiscal year ended June 30, 2004 were identified:

•                  The current organization of the accounting department does not provide Opta with the adequate skills to accurately account for and disclose significant transactions or disclosures.

•                  Certain key managers in the accounting department do not appear to have the knowledge and experience required for their responsibilities.

•                  Substantive matters are not being addressed appropriately by the Board and Audit Committee resulting in inadequate oversight from the Board and Audit Committee.

•                  The process that Opta is currently using to monitor the ongoing quality of internal controls performance, identify deficiencies and trigger timely corrective action is not working effectively.

•                  There is no adequate means of accurately capturing and recording certain significant and complex business transactions.

Based upon the Company’s evaluation, which considered the above findings of Hein, the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer concluded that, as of June 30, 2004, the Company’s internal controls over financial reporting were not effective.

Changes in Internal Control

We are in the process of taking a number of steps to improve the effectiveness of the Company’s internal control, including the following:

•                  Locating and hiring an employee, a certified public accountant (“CPA”), with the appropriate level of experience and expertise to take over our financial reporting process.  Until such time as a permanent employee can be located and hired, we have engaged an independent consultant, and may increase these resources, to supplement the Company’s finance and accounting functions and to support the preparation of the consolidated financial statements and related information included in this report.

•                  Once we hire an internal CPA dedicated to the financial reporting process, we plan to reorganize and restructure our accounting department to ensure that accounting issues are addressed, documented, approved and resolved.

At the same time as we continue our efforts to improve our internal control, management of the Company has implemented a number of additional procedures and controls, including testing, review and evaluation, to mitigate recognized deficiencies specifically for the preparation of the financial statements for the periods covered by this Annual Report on Form 10-K. Management believes that these procedures and controls were effective in ensuring the proper collection, evaluation and disclosure of the financial information for the periods covered by this report and that the financial statements included in this report are fairly stated in all material respects.

The effectiveness of the Company’s or any system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, the Company’s disclosure controls and procedures and internal control over financial reporting may not prevent all errors or improper acts or ensure that all material information will be made known to appropriate management in a timely fashion.

We will continue efforts to improve our internal controls and will complete our process of documentation and testing requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Opta will be required by the Sarbanes-Oxley Act to include an assessment of its internal control over financial reporting and attestation from an independent registered public accounting firm in its Annual Report on Form 10-K beginning with its filing for its fiscal year ended June 30, 2006.

Disclosure Controls and Procedures

The definition of disclosure control is whether or not material information is recorded, processed, summarized and reported in a timely manner.  Although the communication from our independent auditors on January 19, 2005 as discussed above did not specifically mention a weakness with respect to “disclosure controls and procedures,” management, including the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer concluded, that as of June 30, 2004, the material weakness conditions noted above also relate to adequate disclosure controls and procedures.  The interim and longer term steps listed above under Changes in Internal Control are applicable to improving the effectiveness of our disclosure controls and procedures.  In addition to the steps noted above, we created a Disclosure Committee to ensure compliance with the disclosure controls and procedures and to evaluate the effectiveness of those controls and procedures on a regular basis.  The goal of the newly formed Disclosure Committee is to strengthen the Company’s disclosure controls and procedures.  As part of the Disclosure Committee’s policy, we plan to advise employees that if they become aware that our public disclosures are not accurate, complete and timely, or become aware of a transaction or development they believe may require disclosure, employees should report the matter immediately to a member of the Disclosure Committee.  Our Disclosure Committee includes our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Controller.

Item 9B.  Other Matters

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(A) Opta Corporation Directors

The Company has five Directors elected in three separate classes. One Director serves as a Class I Director, and will serve for a term which was scheduled to expire at the 2002 Annual Meeting of stockholders, or until their successors are duly elected and qualified or until their death, resignation or removal. One director serves as a Class II Director, and will serve for a term which was scheduled to expire at the 2003 Annual Meeting of stockholders, or until their successors are duly elected and qualified or until their death, resignation or removal. Three Directors serve as Class III Directors, and each will serve for a term which was scheduled to expire at the 2004 Annual Meeting of stockholders, or until their successors are duly elected and qualified or until their death, resignation or removal. The following table sets forth certain information with respect to the directors and executive officers of the Company as of January 31, 2005:

Name	Age	Office
LI, Dongsheng	47	Chairman of the Board and Class III Director
YAN, Vincent Yong	42	President, Chief Executive Officer, Class II Director
LIU, James Jian	49	Class III Director
LIN, Zuoquan	41	Class I Director
LIN, Jih-Ming	52	Class III Director

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

Mr. Vincent Yong Yan was elected as a Class II Director of the Company on June 29, 2001. Mr. Yan has been the President, CEO and Secretary of the Company since June 29, 2001. Mr. Yan was the CFO of the Company from June 29, 2001 until November 2002.  Mr. Yan also has served as a Vice President, director and member of the Executive Committee of the board of directors of Correlant since February 2003.  Mr. Yan has been Executive Director and Chief Financial Officer of TCL International Holdings, Ltd., a publicly traded consumer electronics and information technology company since 1999.  Mr. Yan was appointed CFO of TTE Corp., a joint venture between TCL and Thomsom S.A. in 2004.  Additionally, he was elected chairman of the board of TTE Corp in 2004 and Chairman of the Board of TCL-Alcatel in December, 2004.  Prior to joining TCL, Mr. Yan served as PRC Country Manager of Tulip Computers (Asia) Ltd., a subsidiary of a European computer manufacturer. Mr. Yan has over ten years of experience in the computer and consumer goods industries. Mr. Yan holds an MBA from Stanford University and a Masters degree in Computer Science from Peking University.

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

Mr. Jih-Ming Lin was elected a Class III Director of the Company on June 29, 2001. Mr. Lin has been Vice

President of Techlab Tech Inc., a Taiwanese semiconductor manufacturer, since 1998. From 1992 to 1998, Mr. Lin served as Vice President of National Advantages Computer, Inc., a computer products manufacturer. Mr. Lin has 16 years of experience in the semiconductor industry. Mr. Lin is a graduate of Defense Medical Industry in Taiwan.  Mr. Lin did not attend any Opta board meetings during fiscal 2004, nor has he attended any meetings subsequent to fiscal 2004.

There were no changes in procedures for nominating Opta directors during the fiscal year ended June 30, 2004.

After the filing of this Form 10-K, the Company plans to hold an election for all the members of the Board of Directors by written consent.

(B) Opta Corporation Executive Officers

Name	Age	Office
YAN, Vincent Yong	42	President, Chief Executive Officer, Class II Director
DAVIS, Steve	36	Chief Financial Officer
WANG, Sean Shaojian	41	Chief Operating Officer

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

(E)  Audit Committee

The Company has a separately designated standing Audit Committee of the Company’s Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Jian Liu and Zuoquan Lin are the members of our Audit Committee.  The Audit Committee represents the Board of Directors in discharging its responsibility relating to the accounting, reporting and financial practices of the Company and its subsidiaries and shall have general responsibility for surveillance of the systems of internal controls, which management and the Board of Directors have established, the performance and selection of independent auditors, and our audit and financial reporting processes.   Opta has no “audit committee financial expert” as defined in Item 401(h) of Regulation S-K and is currently considering whether to retain a financial expert.

Item 11.  Executive Compensation

The following table sets forth for the periods presented the compensation for services in all capacities to the Company of the persons who were the (i) the chief executive officer of the Company, and (ii) the four most highly compensated executives officers, other than the chief executive officer, who received over $100,000 in compensation during the fiscal year (collectively, the “Named Officers”).

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Vincent Y Yan (1)	2004	$180,000	$150,000	—	—	—		$39,000
President, Chief	2003	120,000	—	—	—	—	—	39,000
Executive Officer	2002	120,000	—	—	—	—	—	22,000
CFO

Steve Davis (2)	2004	$124,000	$34,000	—	—	—	—	—
CFO	2003	120,000	—	—	—	—	—	—
	2002	N/A	—	—	—	—	—	—

Sean Wang (3)	2004	$160,000	—	—	—	—	—	—
COO	2003	N/A	—	—	—	—	—	—
	2002	N/A	—	—	—	—	—	—
	2001	N/A	—	—	—	—	—	—

(1) Mr. Yan has an employment contract with the Company signed on June 29, 2001. The contract was automatically extended for a year on June 30, 2004.

(2) Mr. Davis’s salary is paid by both Opta and GoVideo.  During fiscal 2003, GoVideo paid $80,000 and Opta paid $40,000.  During fiscal 2004, GoVideo paid $84,000 and Opta paid $40,000.  Opta paid Mr. Davis a bonus of $10,000 and GoVideo paid Mr. Davis a $24,000 bonus in fiscal 2004.

(3) Reflects Mr. Wang’s annual salary at the time he was appointed Chief Operating Officer in June 2004.

Stock Options

No current executive officer or director of the Company holds any stock options. No stock option grants were made during fiscal 2004. No stock appreciation rights were granted during fiscal 2004.

Option Exercises and Holdings

No current executive officer or director of the Company holds any option, and no options were exercised during fiscal 2004.

Director Compensation

During fiscal 2004, non-employee directors of the Company were each offered $20,000 per year to serve on Opta’s Board of Directors, plus actual out-of-pocket expenses for attendance at each board meeting.  During fiscal 2004, only one board member accepted the $20,000 payment.  Although non-employee directors were eligible to receive an option to purchase 5,000 shares of the Company’s common stock for each fiscal year that they serve as Directors, no Director received such options during fiscal 2004.

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

On June 29, 2001, the Company entered into a one-year employment agreement with Mr. Yan for the positions of President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. This agreement may be extended for successive one-year periods by the Company and Mr. Yan. For his services, Mr. Yan is paid an annual salary of $120,000, increased to $180,000 in fiscal 2004, and an annual bonus to be determined in the discretion of the Compensation Committee of the Board of Directors of the Company. A copy of the employment contract with Vincent Yan was attached in the Company’s Form 10-K filed on October 12, 2001.  During fiscal 2004, the employment agreement entered into between the Company and Vincent Yan, CEO and President of the Company, was extended for one year without any changes.

Compensation Committee Interlocks and Insider Participation

The compensation for executive officers of the Company is reviewed and determined on an annual basis by the Compensation Committee of the Company’s Board; the Compensation Committee was approved by the Board in March 2004.  The members of the Compensation Committee, Jian Liu and Zuoquan Lin, are independent directors and are not employees of the Company.  Neither of them are or were officers or employees of Opta or any of its subsidiaries.

Before the Compensation Committee was created, compensation was determined by three members of the Board of Directors, Jian Liu and Zuoquan Lin who are independent directors and are not employees of the Company, and Li Dongsheng, Chairman of the Board.

Compensation Committee Report on Executive Compensation

The role of the Compensation Committee is to oversee our compensation plans and policies, review and set compensation for the Company’s Executive Officers and perform other duties as assigned from time to time by the Board of Directors of the Company.

Base salaries are evaluated annually for all executive officers, and in particular the Chief Executive Officer.  In awarding the fiscal 2004 salary increase to the Chief Executive Officer, the Compensation Committee considered a number of different individual, Company and market factors.  Specific factors included:

•                  The Chief Executive Officer’s 2003 base salary was well below market for similar companies.  The Compensation Committee felt it is in the best interest of the Company to ensure the Chief Executive Officer’s retention by paying a base salary that is competitive with the market.

•                  The Chief Executive Officer’s compensation had not been adjusted since the time he was hired.

•                  The Company, under the direction of the Chief Executive Officer, met strategic goals set by the Board of Directors.

During fiscal 2004, the Company’s President and Chief Executive Officer received a $150,000 bonus as approved by the Compensation Committee.  The Compensation Committee based the Chief Executive Officer’s bonus on the following qualitative performance achievements:

•                  Reviewing prior management’s transactions, which led to the restatement of Opta’s consolidated financial statements for fiscal 2001, 2000 and 1999;

•                  Successfully arbitrating a financial settlement with Opta’s previous auditors resulting from the restatement discussed above;

•                  Restructuring and shutting down Opta’s unprofitable subsidiaries; and

•                  Identifying and implementing a strategic shift in Opta’s focus to consumer electronics.

Now that the Company’s strategic shift has been completed, the determination of the Chief Executive Officer’s future bonuses will place more emphasis on the financial performance of Opta and more qualitative measures including revenue, profitability and cash flow.

Respectfully Submitted:

Compensation Committee

/s/ LIU, Jian
LIU, Jian

/s/ LIN, Zouquan
LIN, Zouquan

Stock Price Performance Graph

The line graph below compares the cumulative total shareholder return on our Opta common stock with the cumulative total return for the Standard & Poor’s SmallCap 600 Index from June 30, 2000 through June 30, 2004 and a peer group of consumer electronic-related companies beginning June 30, 2003.  Due to the dramatic shift in business focus from cable modems and cable-modem related equipment to consumer electronics during fiscal 2003, we are unable to present any meaningful comparisons to peers prior to June 30, 2003.  The graph assumes the value of the investment in our Opta common stock and the SmallCap 600 Index was $100 at June 30, 2000 and $100 investment in consumer electronic-related peer group at June 30, 2003.  It also assumes that all dividends paid by those companies included in the indexes were reinvested.  No cash dividends have been declared on our Opta common stock.

Comparison of 5 Year Cumulative Total Return*

Opta Corporation and Standard & Poor’s SmallCap 600 Index

* $100 invested on June 30, 2000 in stock or index – including reinvestment of dividends.  Fiscal year ending June 30.

	June 30,
	2000	2001	2002	2003	2004
Opta Corporation	$100.00	$9.62	$0.61	$0.41	$0.81

S&P SmallCap 600	100.00	109.95	109.81	104.88	140.65

Consumer Electronic Peer Group				100.00	120.43

The consumer electronic peer group is composed of the publicly-traded common stock of several consumer electronic-related companies.   We believe the consumer electronic peer group is representative of the industry in which we have operated since fiscal 2003.

Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of January 31, 2005 by (i) all persons who are beneficial owners of five percent or more of the Company’s Common Stock, (ii) the Company’s executive officers named in the Summary Compensation Table above, (iii) each director and nominee for director of the Company, and (iv) all current executive officers and directors as a group as of January 31, 2005:

	Shares of Stock Beneficially Owned (1)	Percentage of Class (1)
Lotus International Holdings Ltd.(2) Suite 13 First Fl., Oliaji Trade Center Francis Rachel Street Victoria, Mahe Republic Of Seychelle	16,000,000	32.0%
TCL Industries Holdings (HK) Ltd.(3) 13/F TCL Tower 8 Tai Chung Road Tsuen Wan, Hong Kong	9,606,671	19.2%
LI, Dongsheng	—	—
YAN, Vincent Yong	—	—
LIU, James Jiam	—	—
LIN, Zuoquan	—	—
LIN, Jih-Ming	—	—
DAVIS, Steve	—	—
WANG, Sean	—	—
All directors and executive officers as a group (consisting of 7 persons)	—	—

(1) All information is as of January 31, 2005 and determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based solely upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission.

(2) Lotus International Holdings Ltd. is controlled by TCL Industries Holdings (HK) Ltd.

(3) TCL Industries Holdings (HK) Ltd. is an affiliate of TCL Holdings Group.

In May 1997, Opta granted 1,090,000 options to certain officers and key employees with an exercise price of $6.00 per share, which was the market price of Opta’s common stock at the time of grant.  Options were 100% vested when granted and expired five years from grant date.   All such options expired during fiscal 2002 and no such options have been granted since that time.

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

As part of the 1999 acquisitions of Correlant and Arescom, Opta entered into share exchange agreements with both Correlant and Arescom.  As stipulated by the agreements, Opta set aside a total of 1,708,000 of contingently issuable shares of Opta common stock.  The contingent shares were to be issued as Correlant and Arescom stock options, specified in the purchase agreements, were exercised.  For each option exercised by a Correlant stock option holder, 81% of such shares were to be transferred to Opta in exchange for 0.5364 shares of Opta common stock for each share of Correlant stock transferred.  For each option exercised by an Arescom stock option holder, 81% of such shares were to be transferred to Opta in exchange for 0.02915 shares of Opta common stock for each share of Arescom stock transferred.  There were a total of 3,000, 1,017,000 and 1,134,000 Opta shares contingently issuable in connection with both share exchange agreements as of June 30, 2004, 2003 and 2002, respectively.  Due to the sale of Arescom, there have been no contingently issuable shares with respect to Arescom options since the date of the sale in December 2001.  Due to the wind down of Correlant’s historical operations, Opta shares are no longer contingently issuable.

Item 13.  Certain Relationships and Related Transactions

In addition to employment agreements discussed in Item 11, Opta entered into the following transactions during fiscal 2004 required to be reported under Item 404 of Regulation S-K:

On September 30, 2003, Opta sold its entire equity interest in TCL Digital to TCL Information for a cash price of approximately $5,600,000 US dollars.   The Company invested $5,280,000 US dollars to acquire the sold equity in TCL Digital. TCL Information is an affiliate of TCL, a stockholder of the Company.  Li Dongsheng and Vincent Yan, directors of the Company, are directors and officers of TCL International, a publicly traded company on the Hong Kong Stock Exchange (HKSE: 1070.HK), an affiliate of TCL.

On February 17, 2004, the Opta Board of Directors approved the repurchase of approximately 623,000 shares of Opta common stock at $0.30 per share from Gordon Lum.  Mr. Lum was appointed as a Class II Director of the Company on August 6, 2001.  In connection with the stock repurchase, Mr. Lum resigned from the Board of Directors.

In June 2003, GoVideo borrowed substantial funds from TCL Industries and Asia Focus Industrial Ltd., entities affiliated with TCL, to fund inventory purchases and operating expenses.  These advances, which are subordinate to GoVideo’s line of credit, were originally due at various dates during 2004.  Principal and interest payments of $282,000 were made by GoVideo during fiscal 2004.  Interest on these loans accrued during fiscal 2004 totaled $240,000.  As of June 30, 2004, the balance due on these loans totaled $6,241,000.  GoVideo was unable to pay off the loans and extended each of the loan’s due dates three times.  The current due date for the loan with TCL Industries is July 24, 2005.  The current due date for the loan with Asia Focus Industrial Ltd. is August 11, 2005.  Both loans are collateralized by 100% of the Common and Preferred Series D stock of Correlant Communications owned by Opta.  There can be no assurance that GoVideo will be able to pay the loans when they mature or that another extension can be successfully negotiated.

On October 22, 2003 Opta entered an additional agreement with TCL Industries to borrow $4,500,000 with a maturity date of January 22, 2004 and an interest rate of approximately 3%.  Opta ultimately loaned the funds to GoVideo to fund inventory purchases and operating expenses.  When the original agreement matured in January 2004, Opta paid the accrued interest of $35,000 and extended the principal six months until August, 2004.  As of June 30, 2004 the principal and interest balance due on the note totaled $4,554,000.  The original loan agreement has been extended for two additional six month terms.  The new maturity date is July 21, 2005.  The loan is secured by all of the Common and Series D Preferred Stock of Correlant held by Opta.

Subsequent to fiscal 2004, Opta entered into the following transactions required to be reported under Item 404 of Regulation S-K:

On July 7, 2004, the Company’s Board of Directors approved the commencement of a new wholly-owned subsidiary, GoVideo DigiTech (Huizhou) Co., Ltd. (“DigiTech”), which will be located in Guangdong, China.  DigiTech will market GoVideo’s MP3 players.  The Company plans to invest approximately $500,000 in the new subsidiary.  TCL Multimedia Electronics R&D Center (“TCL Multimedia”), an affiliate company of TCL, is currently expending some resources during the start up phase of DigiTech.  On July 7, 2004, the Company’s Board of Directors approved the closure of Beijing Lotus.  All assets of Beijing Lotus were transferred to DigiTech during September, 2004.

Item 14 — Principal Accounting Fees and Services

The following table is a summary of the fees that Opta paid or accrued for the audit and other services provided by Hein from the date Hein was engaged through the date of this filing.

Fee Category	Year ended June 30, 2004	Year ended June 30, 2003

Audit fees	$221,000	$175,000

Audit-related fees	7,000	15,000

Tax fees	125,000	93,000

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

Other.  No other fees have been billed for products and services billed by our accountants.

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

(vi)	Notes to Consolidated Financial Statements

2.              Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3.              Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation, as amended	Filed herewith
3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Form 10, filed October 27, 1998
3.3	Amendment to Bylaws	Incorporated by reference to Exhibit 99.1 to Form 8-K, filed July 2, 2001
10.1	2000 Equity Incentive Plan	Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed April 4, 2000
10.2	Opta, Executive Employment Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed October 15, 2001
10.3	Opta Systems, LLC dba GoVideo Executive Employment Agreement	Incorporated by reference to Exhibit 10.4 to Form 10-K, filed April 16, 2004
10.4	Acquisition Agreement of TCL Digital dated January 18, 2003	Incorporated by reference to Exhibit 10.7 to Form 10-K, filed April 16, 2004
10.5	Opta LLC Interest Purchase Agreement between Registrant and Carmco Investment, LLC, dated April 17, 2003	Incorporated by reference to Exhibit 10.8 to Form 10-K, filed April 16, 2004
10.6	Sale agreement of TCL Digital dated December 20, 2003	Incorporated by reference to Exhibit 10.9 to Form 10-K, filed April 16, 2004
10.7	Current Lease – GoVideo Office Lease	Incorporated by reference to Exhibit 10.10 to Form 10-K, filed April 16, 2004
10.8	Current Lease – Go Video Lease for Commercial Space	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed April 16, 2004
10.9	Current Lease – Opta Corporation Executive Office Lease	Filed herewith
10.10	Debt agreement between GoVideo and T.C.L. Industries Holdings (H.K.) Limited, dated June 28, 2003, as amended	Filed herewith
10.11	Debt agreement between GoVideo and Asia Focus Industrial Ltd., dated June 12, 2003, as amended	Filed herewith

10.12	Debt agreement between Opta and T.C.L. Industries Holdings (H.K.) Limited, dated October 21, 2003, as amended	Filed herewith
21	List of Subsidiaries	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ YAN, Vincent Yong	President, Chief Executive Officer, Director	February 14, 2005
YAN, Vincent Yong

/s/ DAVIS, Steve	Chief Financial Officer (Principal Accounting Officer)	February 14, 2005
DAVIS, Steve

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LI, Dongsheng	Chairman of the Board	February 14, 2005
LI Dongsheng

/s/ YAN, Vincent Yong	President, Chief Executive Officer, Director	February 14, 2005
YAN, Vincent Yong

/s/ LIU, Jian	Director	February 14, 2005
LIU, Jian

/s/ LIN, Zouquan	Director	February 14, 2005
LIN, Zouquan

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements:

Financial Statement Schedules:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Opta Corporation

We have audited the accompanying consolidated balance sheets of Opta Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Opta Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company incurred net losses of $7,722,000, $6,366,000 and $18,975,000 during fiscal 2004, 2003 and 2002, respectively, resulting in an accumulated deficit of $105,611,000 at June 30, 2004 and the Company’s sole operating subsidiary, GoVideo, was, and still is, in default under certain debt covenant provisions of its line of credit.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN & ASSOCIATES LLP

Orange, California

September 24, 2004, except for Notes 2 and 20 which are as of February 9, 2005

OPTA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,
	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$3,037	$12,044
Short-term investments	17,643	13,964
Accounts receivable, net	25,528	6,847
Accounts receivable from related parties, net	—	39
Inventories, net	18,004	6,438
Notes and interest receivable from related parties, net	—	1,592
Income tax receivable	909	2,475
Prepaid expenses and other current assets	2,270	876
Total current assets	67,391	44,275

Property and equipment, net	1,083	1,068
Tradename	2,420	2,420
Goodwill	—	1,795
Investment in joint venture	—	3,378
Other assets	226	51
	$71,120	$52,987

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$15,833	$—
Notes and interest payable to related parties	10,795	6,283
Accounts payable	12,496	2,903
Accounts payable to related parties	170	73
Accrued restructuring charges	796	—
Accrued expenses	1,739	2,792
Warranty reserve	490	688
Income tax payable	27	91
Total current liabilities	42,346	12,830

Commitments and contingencies (Notes 2 and 16)

Non-controlling interest in subsidiaries	8,425	9,592

Stockholders’ equity:
Preferred stock Series A, $.001 par value: 100 shares authorized, 4 shares issued and outstanding at June 30, 2004 and 2003; $10 per share liquidation preference	—	—
Common stock, $.001 par value: 100,000 shares authorized; 64,241 shares issued and 50,724 outstanding at June 30, 2004 and 64,236 shares issued and 61,233 outstanding at June 30, 2003	64	64
Additional paid-in capital	128,431	128,469
Less: treasury stock at cost, 13,517 shares at June 30, 2004 and 3,003 shares at June 30, 2003	(2,410)	(150)
Accumulated deficit	(105,611)	(97,889)
Accumulated other comprehensive income	(125)	71
Total stockholders’ equity	20,349	30,565
	$71,120	$52,987

The accompanying notes are an integral part of these consolidated financial statements.

OPTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended June 30,
	2004	2003	2002

Net revenues:
Products	$125,161	$10,000	$5,090
Products – related party	163	9,454	50,416
Other – related party	—	—	374
Total net revenues	125,324	19,454	55,880

Cost of net revenues:
Products	114,597	7,936	5,395
Products – related party	92	7,258	44,546
Write down of inventory to lower of cost or market	510	238	—
Total cost of net revenues	115,199	15,432	49,941

Gross profit	10,125	4,022	5,939

Operating expenses:
General and administrative (includes amounts to related parties of $0, $0 and $46, respectively)	8,199	7,838	5,661
Sales and marketing	4,604	652	358
Restructuring charges	1,845	—	—
Research and development	2,637	7,513	9,392
Depreciation and amortization	215	486	12,048
Impairment of assets	1,831	498	20,071
Total operating expenses	19,331	16,987	47,530

Loss from operations	(9,206)	(12,965)	(41,591)

Other income (expense):
Gain on sale of investments	1,053	—	—
Interest income	552	545	851
Interest expense	(1,166)	(16)	(65)
Equity in loss of joint venture	(647)	(62)	—
Other	130	3,650	(148)
Total other income (expense), net	(78)	4,117	638
Loss from continuing operations before income taxes and non-controlling interest	(9,284)	(8,848)	(40,953)
Benefit for income taxes	(498)	(109)	(3,181)
Loss from continuing operations before non-controlling interest	(8,786)	(8,739)	(37,772)

Non-controlling interest in loss of consolidated subsidiaries	1,064	2,373	1,243

Loss from continuing operations	(7,722)	(6,366)	(36,529)

Discontinued operations, net of tax:
Gain from sale of discontinued operations, including applicable tax benefit of $1,802	—	—	16,765
Gain from discontinued operations, less applicable tax	—	—	789
Total gain from discontinued operations, net of tax	—	—	17,554

Net loss	$(7,722)	$(6,366)	$(18,975)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.14)	$(0.10)	$(0.57)
Gain from discontinued operations	—	—	0.27
Net loss	$(0.14)	$(0.10)	$(0.30)

Weighted average common shares outstanding – basic and diluted	53,994	63,144	64,233

The accompanying notes are an integral part of these consolidated financial statements.

OPTA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002
(in thousands)

	Comprehensive Income					Additional Paid-in Capital	Stock Warrants	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

		Preferred Stock		Common Stock
		Shares	Amount	Shares	Amount
Balances at June 30, 2001	$—	4	$—	64,233	$64	$126,732	$80	$—	$(72,548)	$—	$54,328
Issuance of stock by subsidiary	—	—	—	—	—	4	—	—	—	—	4
Compensation expense recognized by subsidiaries upon issuance of options and warrants	—	—	—	—	—	1,203	—	—	—	—	1,203
Expiration of stock warrants	—	—	—	—	—	80	(80)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(18,975)	—	(18,975)
Balances at June 30, 2002	—	4	—	64,233	64	128,019	—	—	(91,523)	—	36,560
Issuance of Common Stock upon conversion of subsidiary stock	—	—	—	3	—	21	—	—	—	—	21
Compensation expense recognized by subsidiaries upon issuance of options and warrants	—	—	—	—	—	429			—	—	429
Acquisition of treasury stock								(150)			(150)
Unrealized gain on securities	71						—	—		71	71
Net loss	(6,366)	—	—	—	—	—	—	—	(6,366)	—	(6,366)
Balances at June 30, 2003	$(6,295)	4	$—	64,236	$64	$128,469	$—	$(150)	$(97,889)	$71	$30,565
Issuance of Common Stock upon conversion of subsidiary stock	—	—	—	5	—	36	—	—	—	—	36
Compensation expense recognized by subsidiaries upon issuance of options and warrants	—	—	—	—	—	(75)			—	—	(75)
Acquisition of treasury stock								(2,260)			(2,260)
Issuance of stock by subsidiary	—	—	—	—	—	1	—	—	—	—	1
Unrealized loss on securities	(196)						—	—		(196)	(196)
Net loss	(7,722)	—	—	—	—	—	—	—	(7,722)	—	(7,722)
Balances at June 30, 2004	$(7,918)	4	$—	64,241	$64	$128,431	$—	$(2,410)	$(105,611)	$(125)	$20,349

The accompanying notes are an integral part of these consolidated financial statements.

OPTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2004	2003	2002

Operating activities
Loss from continuing operations	$(7,722)	$(6,366)	$(36,529)
Income from discontinued operations	—	—	17,554
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization–continuing operations	432	656	12,782
Depreciation and amortization–discontinued operations	—	—	2,702
Reserve for uncollectible receivables	481	1,979	44
Reserve for obsolete and excess inventories	510	238	—
Stock compensation expense (recovery) recorded by subsidiary	(103)	592	1,657
Gain on sale of property and equipment	(12)	—	—
Gain on sale of investments	(1,053)	—	(14,963)
Gain on acquisition of treasury stock	(179)	(150)	—
Equity in loss of unconsolidated entity	647	62	—
Impairment of assets	1,831	498	20,071
Non-controlling interest in loss of subsidiaries	(1,064)	(2,373)	(1,243)
Change in deferred tax assets	—	—	1,997
Interest expense accrued on notes payable	329	—	—
Changes in operating assets and liabilities:
Accounts receivable	(19,162)	(3,641)	5,180
Accounts receivable from related parties	39	5,090	7,747
Inventories	(12,076)	(7,672)	6,483
Notes receivable	—	—	2,784
Income tax receivable	1,566	726	(1,520)
Prepaid expenses and other assets	(1,394)	(593)	(117)
Assets of discontinued operations	—	—	3,307
Other non current assets	(175)	—	(51)
Accounts payable to related parties	97	(174)	(25,825)
Accounts payable	9,593	(1,142)	1,145
Accrued expenses	(1,053)	1,626	(1,847)
Accrued restructuring charges	796	—	—
Income tax payable	(64)	91	(366)
Warranty reserve	(198)	(44)	—
Liabilities of discontinued operations	—	—	(6,791)
Cash used by operating activities	(27,934)	(10,597)	(5,799)

Investing activities
Advances to related parties	—	—	(10)
Payments received on notes receivable from related parties	1,592	1,930	1,980
Purchase of property and equipment	(591)	(64)	(502)
Proceeds from sale of property and equipment	156	—	—
Proceeds from sale of joint venture	3,762	—	—
Investment in joint venture	(1,820)	(3,440)	—
Purchase of subsidiary	—	(5,808)	—
Proceeds from sale of investments	—	—	10,000
Payment of non-controlling interest on dissolution of subsidiary	—	—	(11)
Purchase of short-term investments	(10,450)	(16,552)	(26,723)
Proceeds from sale of short-term investments	6,500	7,645	31,483
Cash provided (used) by investing activities	(851)	(16,289)	16,217

Financing activities
Proceeds from advances on line of credit	110,191	—	—
Payments on line of credit	(94,358)	—	—
Proceeds from advances from related parties	10,842	6,283	—
Payments on advances from related parties	(4,817)	—	—
Purchase of treasury stock	(2,081)	—	—
Proceeds from issuance of stock by subsidiaries	1	—	9
Cash provided by financing activities	19,778	6,283	9

Increase (decrease) in cash and cash equivalents	(9,007)	(20,603)	10,427

Cash and cash equivalents at beginning of year	12,044	32,647	22,220

Cash and cash equivalents at end of year	$3,037	$12,044	$32,647

	Year Ended June 30,
	2004	2003	2002
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,071	$—	$89
Income taxes	$247	$—	$614
Non-cash investing and financing activities
Acquisition of subsidiary stock with issuance of stock	$36	$21	$—
Transfer of restricted cash to short-term investment	$—	$—	$5,500
Unrealized gain (loss) on short term investments	$271	$98	$—
Application of proceeds to note payable	$1,842	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business and Background

Description of Business

Opta Corporation (formerly Lotus Pacific, Inc) (“Opta” or “Company”), a Delaware corporation, is a holding company whose operations are conducted through its subsidiaries. Opta develops, manages, and operates emerging consumer electronics and communications companies, focusing on developing next generation consumer electronics and communication products.  Opta provides its subsidiaries with capital and strategic infrastructure services.

In March 1999, the Company acquired 94.5% of the issued and outstanding common shares of Correlant Communications, Inc. (formerly TurboNet Communications, Inc.) (“Correlant”), representing an 81% ownership interest in Correlant. Based in San Diego, California, Correlant designed, developed and marketed telecommunications products to cable operators, network service providers, and communications network users in the United States and Asian countries. See Note 4.

In March 1999, the Company acquired 77% of the issued and outstanding common shares of Arescom, Inc. (“Arescom”).  See Note 4.  Based in Fremont, California, Arescom designs, manufactures and markets a broad range of high quality remote access products, such as routers and remote managing software, and other inter-networking equipment for Internet Service Providers (“ISP”), resellers, and system integrators in the North America market.  In December 2001, the Company sold approximately 92% of its investment in Arescom, representing 65% of the outstanding securities of Arescom, to an unrelated third party.  In September 2003, the Company divested its remaining 6% ownership in Arescom by settling all legal claims against Arescom.  See Note 4.

In April 1999, the Company organized Lotus World, Inc. (“Lotus World”) to offer Auction Live, an online auction service, to international clients.  In May 2002, the Company dissolved Lotus World.  See Note 4.

In November 2000, the Company established a wholly-owned subsidiary, Acumen Technology, Inc. (“Acumen”), incorporated in the state of Delaware and in December 2000, the Company transferred all of the capital stock it held in Correlant and Arescom to Acumen. Other than its holdings of the Correlant and Arescom stock, Acumen had no material independent operations.  In December 2001, Acumen was merged into Opta and all the assets and liabilities of Acumen were absorbed by the Company.

In June 2001, Acumen formed Lotus Pacific Communications Technology (Beijing) Co., Ltd. (“Beijing Lotus”), a wholly-owned subsidiary, to support business activity in Beijing.  Beijing Lotus has no material independent operations.   See Note 20.

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

In February 2003, Opta, as majority stockholder of Correlant, appointed four new members to the Board of Directors of Correlant, effectively taking control of Correlant’s Board of Directors. Prior to this, Opta had only one representative on Correlant’s Board of Directors and did not control Correlant’s Board or its operations.  Immediately thereafter, the Board of Directors created a new Executive Committee of the Board, comprised of two members who are also Opta employees, to act on behalf of the Board of Directors and oversee Correlant’s management and operations.  In July 2003, Correlant’s President, Chief Executive Officer and co-founder resigned as a director of Correlant.  From that date forward he no longer served as President and CEO of Correlant.  In July 2003 the Vice President of Engineering, Secretary, and co-founder of Correlant resigned as director and secretary of Correlant.  From that date forward, he no longer served as VP of Engineering. In connection with their resignations, the Company entered into Employment Separation and Consulting Agreements with both former employees. See Note 16. Upon recommendation of its consultants, following the two co-founder’s resignations, Correlant began a substantial reduction in its workforce and operations to reduce operating expenses, reducing the number of Correlant employees from 34 as of August 1, 2003 to 18 employees as of December 23, 2003.  As a result of declining margins and demand for its products, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem business effective December 23, 2003. As part of the wind down, Correlant licensed part of its technology, and could potentially license other technology.  Correlant’s wind down was substantially completed by March 31, 2004.  See Note 11.  As of June 30, 2004, Correlant has one employee to maintain corporate records and to comply with statutory reporting requirements.  Correlant, together with Opta, will continue to explore either acquiring or investing in other businesses to utilize its assets.

In April 2003, the Company purchased 100% of the outstanding membership interests of Opta Systems, LLC a Delaware LLC (“Opta Systems” or “GoVideo”) from Carmco Investments, LLC (“Carmco”), a Connecticut limited liability company, which had acquired substantially all assets and assumption of certain liabilities of a product line known as “GoVideo” See Note 4. GoVideo, established in 1984, designs and manufactures product lines in the consumer electronics industry, including digital video disc (“DVD”) players, portable DVDs, DVD-Video Cassette Recorder (“VCR”) Combos, Dual-Deck VCRs, DVD Recorders, DVD Recorder + VCRs, and LCD TVs. GoVideo holds various patents covering Dual-Deck technology as well as other electronics products and systems. GoVideo was purchased as part of the Company’s strategic direction of investing in companies which will benefit from the Company’s strategic relationships with Asian consumer electronic manufacturers.  GoVideo’s potential for growth under the Company’s ownership and established brand name were the primary reasons for the purchase of GoVideo at a price resulting in goodwill being recognized.  As of December 31, 2003, GoVideo was, and still is, the sole operating subsidiary of the Company.  See Note 4.

In January 2003, the Company entered into an agreement to form a joint venture with Beijing Youbang Online Electronics Technology Co., Ltd. (“Youbang”), TCL Computer Technology Co., Ltd. (“TCL Computer”), an affiliate of TCL Industries and all the equity holders of Youbang, pursuant to which the Company acquired a 50% interest in a new joint venture to own substantially all of Youbang’s operations. In September 2003, the Company entered into an agreement with TCL Information Technology Industrial (Group) Ltd, an affiliate of TCL Industries whereby the Company sold its entire 50% interest in TCL Digital  See Note 5.

As of June 30, 2004 and 2003, the only significant subsidiaries were GoVideo and Correlant.

The Company will continue to identify market opportunities that will create and accelerate the growth and success of its subsidiary companies and to implement new business plans to improve the returns on these businesses.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned and majority-owned subsidiaries.

Delays in Reporting

Following the replacement of prior management discussed above, the new management began reviewing various transactions undertaken by old management prior to June 29, 2001.  During its preliminary investigation, new management of the Company identified certain material transactions undertaken by prior management that impact reported financial and operating results with respect to its consolidated financial statements for the fiscal years ended June 30, 2001, 2000 and 1999.  Due to the preliminary results, the Company dismissed its then existing independent accountants, engaged new independent accountants and re-audited all periods under investigation.  The Company completed such restatements in its Form 10-K for fiscal 2002 filed on April 16, 2004. The subsequent Form 10-K for fiscal 2003 was filed on August 24, 2004.

On January 30, 2003, the Company and TCL Industries, a stockholder of the Company with holdings of greater than

10% of the Company’s outstanding shares, settled all disputes with the prior auditors concerning their audits of the Company for fiscal 2001 and prior. The prior auditors deny that they are liable for any damages to Opta, but consented to the settlement to avoid the costs of litigation.  Pursuant to an agreement dated March 24, 2003 between the Company and TCL Industries, the Company and TCL Industries agreed on the allocation of the settlement funds, whereby TCL Industries received $6,500,000 in cash, the Company received $3,500,000 cash, which is included in Other income (expense) on the fiscal 2003 consolidated statement of operations.  Additionally, the Company may be entitled to receive up to $3,500,000 in cash held in an escrow account, plus interest accrued therein.  In connection with the agreement, Opta and TCL agreed to forbear from bringing claims against each other with respect to the allocation of funds or otherwise.

Note 2 – Liquidity and Going Concern

The Company incurred net losses of $7,722,000, $6,366,000 and $18,975,000 during fiscal 2004, 2003 and 2002, respectively.  Additionally, cash used by operating activities was $27,934,000, $10,597,000, and $5,799,000 during fiscal 2004, 2003 and 2002, respectively.  At June 30, 2004, the Company had an accumulated deficit of $105,611,000 and the Company’s sole operating subsidiary, GoVideo, was, and still is, in default under certain debt covenant provisions of its line of credit.  See note 9.  Subsequent to June 30, 2005, GoVideo entered into a forbearance agreement with its lender which is due to expire on February 28, 2005.  See note 20.  GoVideo is currently under negotiations with the lender to extend the forbearance agreement through August, 2005.    However, there can be no assurance that GoVideo will be successful in this negotiation.

Additionally, in June 2003 GoVideo borrowed substantial funds from TCL Industries and Asia Focus Industrial Ltd., entities affiliated with TCL, to fund inventory purchases and operating expenses.  See note 10.  Both loans, which are subordinate to GoVideo’s line of credit, became due during fiscal year 2004.  GoVideo was unable to pay off the loans and extended the due date three times.  The current due date for the loan with TCL Industries is July 24, 2005.  The current due date for the loan with Asia Focus Industrial Ltd. is August 11, 2005.  Both loans are collateralized by 100% of the Common and Preferred Series D stock of Correlant Communications owned by Opta.  There can be no assurance that GoVideo will be able to pay the loans when they mature or that another extension can be successfully negotiated.

During fiscal 2004, Opta entered into a financing agreement with TCL Industries.  See Note 10.  Opta ultimately loaned the funds to GoVideo to fund inventory purchases and operating expenses.  The financing agreement has been extended three times with a new maturity date of July 21, 2005. The loan is collateralized by 100% of Opta’s Common and Preferred Series D stock of Correlant Communications.

The above matters raise substantial doubt about the Company’s ability to continue as a going concern. Although Opta expects to incur additional losses in fiscal 2005, the Company believes that it will have sufficient resources to continue normal operations.  The Company has taken steps to reorganize certain aspects of its business.  GoVideo replaced its Chief Executive Officer with the Chief Operating Officer of Opta on an interim basis to further evaluate the ongoing operations of GoVideo.  Additionally, GoVideo has undertaken cost reduction efforts, including reducing staff, realigning the roles and responsibilities of management and reducing other operating expenses in an attempt to return to profitability.  If the Company is unable to return to profitability as a result of this realignment, additional steps including, but not limited to, further cost reductions and eliminating some of its current activities, may be necessary.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Opta and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Subsidiaries in which Opta owns at least 50% are consolidated, except for investments in which control is deemed to be temporary, in which case the equity method of accounting is used.  Equity investments in which Opta owns at least 20% of the voting securities are accounted for using the equity method, except for investments in which the Company is not able to exercise significant influence over the investee, in which case, the cost method of accounting is used.  The cost method of accounting is used for all investments in which Opta owns less than 20%.

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

Foreign Operations

The functional currency of the Company is the U.S. dollar.  Any accounts denominated in a currency other than the U.S. dollar, mainly the Taiwan dollar and the Chinese RMB, are re-measured and resultant gains and losses are recorded in the Company’s consolidated statement of operations.  Foreign currency transaction gains (losses) are also included in the Company’s consolidated statement of operations.  Transaction gains (losses) were not material in fiscal 2004 or 2003.  In fiscal 2002, the Company recorded net transaction gains (losses) of $(161,000) included with Other income (expense) on the consolidated statement of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments, which include debt securities with remaining maturities when acquired of three months or less and are stated at cost, which approximates market value.

Short-Term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and classifies investments as available-for-sale in accordance with that standard.  Available-for-sale securities are carried at fair market value.  Unrealized gains and losses, net of tax, are reported in stockholders’ equity.  Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in investment income.  The cost of securities sold is based on the specific-identification method.  As of June 30, 2004 and 2003, short-term investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
June 30, 2004
Government Securities	$11,042	$—	$(132)	$10,910
Corporate Bonds	6,774	—	(41)	6,733
	$17,816	$—	$(173)	$17,643
June 30, 2003
Government Securities	$9,751	$39	$(1)	$9,789
Corporate Bonds	4,115	60	—	4,175
	$13,866	$99	$(1)	$13,964

The above unrealized gain (loss) relates to Correlant.  Therefore, only Opta’s portion of the unrealized gain (loss), ($196,000) and $71,000 as of June 30, 2004 and 2003, respectively, is included as Other comprehensive income.  The remaining ($75,000) and $27,000 as of June 30, 2004 and 2003, respectively is included as Non-controlling interest in subsidiaries on the balance sheet.

As of June 30, 2004 and 2003, short-term investments consisted of government and corporate debt securities with the following maturities (in thousands):

	Market value as of June 30,
	2004	2003
One year or less	$2,512	$—
Between one and three years	15,131	13,412
Greater than three years	—	552
	$17,643	$13,964

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

The fair value of the Company’s debt is estimated based on current rates offered to the Company for similar debt and approximates carrying value.

Concentration of Credit Risk, Significant Customers and Significant Vendors

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

Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits and accounts receivable with no collateral or security.  As of June 30, 2004 and 2003, the Company had consolidated balances of $2,621,000 and $11,263,000, respectively, which were not guaranteed by Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes the exposure is minimal.  As of June 30, 2004 and 2003, all the Company’s receivables were unsecured.

A relatively small number of customers account for a significant percentage of the Company’s revenues.  The percentage of revenues derived from significant customers is detailed as follows:

	Year ended June 30,
	2004	2003	2002

Costco	41%	31%	—%
QVC	14	—	—
Toshiba (Related party, see Note 13)	—	—	54
TurboComm (Related party, see Note 13)	—	48	37
Terayon	—	—	8

Gross accounts receivable from these customers totaled $14,900,000 and $8,944,000 at June 30, 2004 and 2003, respectively.  See Note 20.

The Company purchases products from a relatively small number of vendors.  During the years ended June 30, 2004, 2003 and 2002 the Company purchased approximately $101,103,000, $8,297,000 and $20,439,000 of product from these vendors.   Payables to these vendors totaled $11,643,000, $73,000 and $238,000 at June 30, 2004 and 2003, respectively.

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

Delinquent notes and trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of ability to make payments, additional allowances may be required. The following table shows activity in the allowance for doubtful accounts (in thousands):

Year ended June 30,	Beginning Balance	Expense/ (Recovery)	Write off and other	Ending Balance
Allowance – Accounts receivable:
2004	$39	$481	$(3)	$517
2003	44	33	(38)	39
2002	—	44	—	44
Allowance – Accounts receivable from related parties:
2004	$1,946	$—	$—	$1,946
2003	—	1,946	—	1,946
2002	—	—	—	—
Allowance – Notes and interest receivable from related parties:
2004	$—	$—	$—	$—
2003	1,734	—	(1,734)	—
2002	1,734	—	—	1,734

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value.  As of June 30, 2004, inventories are mostly comprised of consumer electronics in transit from the manufacturer, which are generally purchased FOB shipping point.  When Correlant had inventory, it was comprised of raw materials, primarily integrated circuits and other electronic components, to be used in the manufacture of cable modems and CMTS units.  Correlant had no inventory at June 30, 2004 and 2003, and it was completely reserved at June 30, 2002.

The Company provides inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions.  The activity in the allowance for obsolete and excess inventory is shown below (in thousands):

Year ended June 30,	Beginning Balance	Expense/ (Recovery)	Write off and other	Ending Balance
2004	$—	$510	$—	$510
2003	600	238	(838)	—
2002	3,811	—	3,211	600

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

Total depreciation and amortization expense was $432,000, $656,000 and $1,329,000 for fiscal 2004, 2003, and 2002, respectively.  Included in this total was amortization of purchased software and depreciation of tooling equipment, both of which are cost of sales components, of $217,000, $170,000 and $734,000 for fiscal 2004, 2003 and 2002 respectively.  As part of the shut down of the Correlant’s historical operations, all property and equipment was sold during fiscal 2004.

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

During fiscal 2003, the Company recorded a charge of $477,000 relating to the impairment of Correlant’s property and equipment resulting from the wind down and cessation of Correlant’s historical operations (see Note 1) in the cable modem industry.  The fair value of the property and equipment sold was based on market value as determined by the sales proceeds received.

Tradename

The Company’s Tradename relates to the acquisition cost of the GoVideo Tradename used to market GoVideo products.  The GoVideo Tradename is not amortized in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) as its life is deemed indefinite.

Goodwill

The Company accounts for goodwill in accordance with SFAS 141, Business Combinations (“SFAS 141”), and SFAS 142. As part of its annual review of financial results, the Company noted indicators that the carrying value of its goodwill may not be recoverable.  The impairment review was performed due to the prolonged economic downturn affecting the operations and revenue forecasts of these subsidiaries. As the Company determined the continued decline in market conditions faced by its subsidiaries was significant and prolonged, the Company evaluated the recoverability of its goodwill.  Based on the annual testing performed, the Company recorded a goodwill impairment charge of $1,831,000, $21,000 and $21,051,000 in fiscal 2004, 2003 and 2002, respectively.

The following table summarizes the activity in the Company’s goodwill account associated with all acquisitions and dispositions (in thousands):

	Correlant	Arescom	GoVideo	Total
Balance at June 30, 2001	$31,524	$14,862	$—	$46,386
Sale of investment	—	(11,180)	—	(11,180)
Amortization fiscal 2002	(11,453)	(2,702)	—	(14,155)
Impairment charge	(20,071)	(980)	—	(21,051)
Balance at June 30, 2002	—	—	—	—
Acquisition of additional stock of subsidiary	21	—	—	21
Acquisition of subsidiary			1,795	1,795
Impairment charge	(21)	—	—	(21)
Balance at June 30, 2003	—	—	1,795	1,795
Acquisition of additional stock of subsidiary	36	—	—	36
Impairment charge	(36)	—	(1,795)	(1,831)
Balance at June 30, 2004	$—	$—	$—	$—

Correlant amortization and impairment charge and GoVideo impairment charge are included in loss from continuing operations.  Arescom amortization and impairment charge is included with gain from discontinued operations and gain from sale of discontinued operations, respectively.

Treasury Stock

Treasury stock is recorded at cost. In the event of subsequent reissue, the treasury stock account will be reduced by the cost of such stock on the average cost basis with any excess proceeds credited to additional paid-in capital.

Comprehensive Income (Loss)

Comprehensive income consists of net income and other gains (losses) affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income (loss) in accordance with SFAS 130, Reporting Comprehensive Income (“SFAS 130”).  Other comprehensive income (loss) includes unrealized gains (losses) on marketable securities and foreign currency translation adjustments.  During fiscal 2004 and 2003, the Company’s other comprehensive income (loss) was comprised of Opta’s portion, $(196,000) and $71,000, respectively, of the unrealized gains on Correlant’s short term investments categorized as available-for-sale.  The Company did not have any other comprehensive income during fiscal 2002.

Revenue Recognition

GoVideo sells consumer electronics.  Revenue is recognized when persuasive evidence of an arrangement exists, product has been shipped, fees are fixed and determinable, collectibility is probable and when all other significant obligations have been fulfilled.  At the time of the sale, the Company records an allowance for estimated sales returns based on estimates derived from historical trends.  The Company also establishes an allowance for estimated payment term discounts expected to be taken by customers based on analysis of historical trends.  Payment term discounts granted are recorded in net revenues.

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

During fiscal 2002 Correlant licensed its proprietary software.  Software license revenue was recognized over the life of the license.

Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations. Under APB 25 and the intrinsic value method, the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant or, in the case of the Company’s employee stock purchase plans since the plans are non-compensatory, no compensation expense is recognized. In December 2002, the Financial Accounting Statements Board (“FASB”) issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS148”).  FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS 148, the following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation awards, and recognized expense over the applicable award vesting period (in thousands, except per share amounts):

	Year Ended June 30,
	2004	2003	2002

Net loss, as reported	$(7,722)	$(6,366)	$(18,975)
Add: Stock-based employee compensation expense (reversal) included in reported net loss	(75)	429	1,203
Less: Stock-based employee compensation (expense) reversal determined under fair value based method for all awards, net of related tax effects	147	(1,169)	(2,519)
Pro-forma net loss	$(7,650)	$(7,106)	$(20,291)

Basic and diluted net loss per share, as reported	$(0.14)	$(0.10)	$(0.30)

Pro-forma basic and diluted net loss per share	$(0.14)	$(0.11)	$(0.32)

Fiscal 2002 numbers do not include Arescom as this detail was unavailable.  The pro-forma effect for the years presented is not likely to be representative of the pro-forma effect on reported net income or loss in future years because these amounts reflect less than four years of vesting.

The Company’s assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company’s stock option plan are included in Note 14.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Advertising Costs

Advertising costs include payroll, employee benefits, and other headcount-related costs as well as expenses related to advertising, promotions and tradeshows, and are expensed as incurred. Advertising expense included in continuing operations was $770,000, $87,000 and $9,000, in fiscal 2004, 2003 and 2002, respectively.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  There were no employee stock options or common stock warrants outstanding as of June 30, 2004, 2003 or 2002.  There were 3,000, 1,017,000 and 1,134,000 shares contingently issuable in connection with share exchange agreements (See Note 4), as of June 30, 2004, 2003 and 2002, respectively, which were not considered in calculating diluted net loss per common share as their effect would be anti-dilutive. As a result, for all periods presented, the Company’s basic and diluted net loss per share are the same.

The following table computes basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended June 30,
	2004	2003	2002

Numerator:
Loss from continuing operations	$(7,722)	$(6,366)	$(36,529)
Total gain (loss) from discontinued operations	—	—	17,554
Net loss	$(7,722)	$(6,366)	$(18,975)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.14)	$(0.10)	$(0.57)
Gain (loss) on discontinued operations	—	—	0.27
Net loss	$(0.14)	$(0.10)	$(0.30)

Denominator:
Common shares outstanding – basic and diluted	53,994	63,144	64,233

Reclassifications and Adjustments

Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassifications had no effect on net loss.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 was revised in December 2003.  FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (“Primary Beneficiary”) should consolidate a VIE that functions to support the activities of the Primary Beneficiary. The application of FIN 46 is required for periods ending after December 15, 2003.   The Company adopted FIN 46 during fiscal 2004. The Company has no contractual relationship or other business relationship with a VIE, and therefore the adoption of FIN46 had no effect on the financial position, results of operations, or cash flows as of or for the year ended June 30, 2004.

In January 2003, the EITF published EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting, if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company adopted EITF 00-21 during fiscal 2004. The adoption did not have a material effect on the Company’s financial position, results of operations, or cash flows as of or for the year ended June 30, 2004.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The Company adopted SFAS 149 during fiscal 2004. The adoption did not have a material effect on the Company’s financial position, results of operations, or cash flows as of or for the year ended June 30, 2004.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 represents the first phase of the FASB’s project to clarify the accounting treatment of certain instruments that possess characteristics of both liabilities and equity.  SFAS 150 generally requires that freestanding financial instruments that obligate the issuer to redeem the holders’ shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions be treated as liabilities.  The provisions of SFAS 150 are effective immediately for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, with the exception of mandatorily redeemable instruments of non-public companies, which become subject to SFAS 150 for fiscal periods beginning after December 15, 2003.  The Company does not expect SFAS 150 to impact the classification of its outstanding preferred stock instruments upon the Company’s adoption effective for fiscal 2005.

In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”) is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005.  SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

The Company currently expects to adopt SFAS 123R effective July 1, 2005.   However, because the Company has not yet determined which of the aforementioned adoption methods it will use, the Company has not yet determined the impact of adopting SFAS 123R.

Note 4 – Acquisitions and Dispositions – Majority Owned Subsidiaries

Correlant Communications, Inc.

On March 31, 1999, the Company entered into a share exchange agreement which provided for the acquisition of 94.5% of the issued and outstanding common shares of Correlant, representing an 81% ownership interest in Correlant.  Consideration paid for the purchase was 9,657,000 Opta common shares valued at $7.21 per share plus contingently issuable shares of up to 1,435,000.  The contingent shares were issuable as Correlant options specified in the agreement were exercised.  For each option exercised, 81% of such shares were to be transferred to Opta in exchange for 0.5364 shares of Opta common stock for each share of Correlant stock transferred.  Due to the nature of the contingent consideration, the Company could not at the time reasonably determine whether the additional shares would be issued. Accordingly, pursuant to the provisions of APB 16, Business Combinations (“APB 16”), the contingent consideration is not recorded until such determination can be reasonably made.  At the acquisition date, the excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $74,545,000 and was assigned to goodwill.  The Company recorded $36,000 and $21,000 as additional goodwill as a result of issuing 5,000 and 3,000 of the contingently issuable shares in fiscal year 2004 and 2003, respectively.  There were no contingently issuable shares issued during fiscal 2002.

In April 2000, as part of the Correlant acquisition agreement, Opta provided Correlant with $10,000,000 of non-

interest bearing convertible debt financing.  The debt was converted into 10,000 shares of Series D preferred stock on September 30, 2000.  Correlant has Series A, B, C and D convertible preferred stock with total liquidation preferences over the common stockholders of $3,450,000, $1,000,000, $4,000,000 and $10,000,000, respectively.   In the event the proceeds available for distribution are insufficient to pay all Correlant preferred shareholders the full amount of the liquidation preference, the available proceeds shall be distributed ratably among Correlant’s preferred shareholders.

From December 1999 through October 2000, the Company sold a total of 4,313,000 of its shares in Correlant to various third parties.  The sales reduced the Company’s ownership in Correlant to 73% of the outstanding common stock, representing a 62% ownership interest.

Arescom, Inc.

On March 31, 1999, the Company entered into a share exchange agreement which provided for the acquisition of 81% of the issued and outstanding common shares of Arescom.  Consideration for the purchase was 3,886,000 Opta common shares.  At the acquisition date, the excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $27,330,000 and was assigned to goodwill.

During July 2000, Opta sold 300,000 shares of its Arescom stock, to an unrelated party, which had minimal impact on its ownership percentage.

Effective December 18, 2001, Opta sold, to an unrelated party approximately 92% of its investment in Arescom, representing 65% of the outstanding securities of Arescom for $10,000,000.  In connection with this agreement, all related purchase agreements from March 1999 were terminated and the Company was released from all liability as a guarantor of Arescom’s indebtedness to an unrelated third party.  In addition, the Company and Arescom entered into an exchange agreement, whereby the Company forgave $13,235,000 due from Arescom in exchange for a new promissory note (“New Note”) for the principal sum of $2,192,000 and 11,000 shares of subordinated preferred stock of Arescom.  The Company determined that there was no value associated with the 11,000 shares of subordinated preferred stock of Arescom.  Immediately following the sale of its majority interest in Arescom, the Company determined that the value of its remaining 6% interest in Arescom was impaired.

The New Note became due November 3, 2002 and accrued interest at a rate of 4% per annum.  The payment of principal under the New Note and interest thereon, was secured by the grants to Opta of a security interest in all of the Company’s right, title and interest in all amounts owing to the Company from Microsoft Corporation under the Modem Purchase Agreement, dated February 7, 2000 among Arescom and Microsoft Corporation pursuant to the Loan and Security Agreement.  Arescom was unable to make payments in accordance with the terms of the agreement and became delinquent on the note.  In May 2003, the Company filed an action against Arescom seeking to recover from Arescom $1,704,000, representing amounts previously due on the promissory note and damages resulting from Arescom’s failure to cooperate with the Company in its efforts to restate and reaudit the Company’s consolidated financial statements for prior periods.  In September 2003, the Company sold its remaining 6% interest in Arescom.  On the sale date, the 6% ownership interest in Arescom had no value. In September 2003, the Company settled all claims against Arescom, including all amounts previously due on the promissory note dated December 14, 2001.  The balance due on the New Note at June 30, 2003 of $1,592,000 was received in full during fiscal 2004.

In addition, as part of the settlement, the Company also exchanged with certain shareholders of Arescom all of the shares of Arescom common stock and Series B Preferred Stock held by the Company for all of the shares of the Company’s common stock held by such shareholders.  Pursuant to the stock swap agreement, the Company was to acquire up to 3,886,000 shares of its stock.  To date, the Company has received 3,578,000 shares of its stock, which has been accounted for as treasury stock and valued at $179,000 based on the adjusted closing sales price of $0.05 per share as reported by the National Quotation Bureau’s “Pink Sheets” and was recorded in Other income (expense) on the consolidated statement of operations during fiscal 2004. Arescom agreed to hold in escrow all of the Arescom shares previously held by Opta for a period of one year.  At the end of such period, if any additional shareholders have not then tendered their Opta shares and as a result, Arescom has not distributed the escrowed Arescom shares,

Arescom will retain the escrowed Arescom shares and indemnify Opta for any claims by shareholders who have not then tendered their Opta shares.  There was no value on the Company’s books for the Arescom shares at the date of the transactions.

During fiscal 2002, the Company recognized a net gain of $16,765,000, which includes a tax benefit of $1,802,000, on the sale, exchange of the debt and impairment of the remaining value of its investment.  Additionally, the sale of Arescom and its related operating results have been excluded from the results from continuing operations and classified as a discontinued operation during fiscal 2002 in accordance with the requirements of SFAS 144.

The following is a summary of the results of discontinued operations (unaudited) relating to Arescom for the year ended June 30, 2002 (in thousands):

Net revenues	$38,200
Cost of net revenues	27,295
Gross profit	10,905

Operating expenses
General and administrative	7,342
Amortization	2,702

Loss from operations	861
Other expense	(72)
Gain from discontinued operations	$789

Lotus World

On April 22, 1999, Opta organized Lotus World, Inc (“Lotus World”) and invested $1,000,000.  On March 12, 2002, the Company and Lotus World entered into an Asset Purchase and Assignment and Assumption Agreement with Avtech Technology, whereby the Company assigned its rights to certain contracts and related intangible assets to Avtech in exchange for Avtech’s assumption of all of the Lotus World’s obligations under the contracts assigned.  There was no gain or loss associated with the transaction with Avtech.  Subsequent to the completion of the transaction, the Company dissolved Lotus World.

Opta Systems, LLC dba GoVideo

In April 2003, the Company loaned $5,986,000 to Opta Systems, which was used, in addition to a deposit of $250,000 paid by Opta Systems, to complete its purchase of substantially all assets and assumption of certain liabilities of a product line known as “GoVideo” from SONICblue Incorporated, a Delaware corporation (NASDAQ: SBLU), and Sensory Science Corporation, a Delaware corporation and wholly-owned subsidiary of SONICblue.  The purchase was pursuant to a purchase agreement and an order issued by the United States Bankruptcy Court, Northern District of California, San Jose Division overseeing SONICblue’s bankruptcy case.

Immediately subsequent to Opta Systems’s purchase of the GoVideo product line, the Company purchased 100% of the outstanding membership interests of Opta Systems from Carmco Investments, LLC (“Carmco”), a Connecticut limited liability company for $420,000, representing the return of the $250,000 deposit used in the acquisition of the GoVideo product line and $170,000 for related transaction fees and expenses. In addition, Opta Systems agreed to pay up to an additional $200,000 for legal fees incurred by Carmco and an additional $100,000 if certain significant vendors continued their relationship with Opta Systems through October 2003.  Subsequent to the closing, the Company paid an additional $294,000 in connection with these items.  In connection with this agreement, the $5,986,000 originally loaned to Opta Systems was converted to a capital contribution, resulting in a total purchase price, including actual out-of-pocket expenses of approximately $6,770,000.  In October 2003, the purchase price was reduced by $962,000 based on a settlement with SONICblue concerning the purchase price of certain assets acquired, resulting in an adjusted purchase price of $5,808,000. The $962,000 was refunded to GoVideo and is recorded as a note payable to the Company.  The following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed on the date of acquisition (in thousands):

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

Note 5 – Acquisitions and Dispositions – Equity Method Investess

TCL Digital Technologies, Ltd.

As discussed in Note 1, in January 2003, the Company entered into an agreement to form a joint venture with Youbang, TCL Computer, an affiliate of TCL Industries and all the equity holders of Youbang, pursuant to which the Company acquired a 50% interest in a new joint venture to own substantially all of Youbang’s operations. Pursuant to the agreement, all of Youbang’s assets, other than real estate, were transferred to a newly formed Beijing, China joint venture named TCL Digital Technologies, Ltd. (“TCL Digital”), and operates as a computer notebook manufacturing company in China. The Company contributed 50% of the total investment amount or approximately $5,240,000, payable in three installments. At the time, the investment was part of the Company’s business strategy to seek businesses to maximize the Company’s growth potential based on its assets. However, shortly after completing its investment, the Company deemed the joint venture’s business model did not fit with the Company’s long-term business strategy, and diverted management resources from the operations of other subsidiaries, notably GoVideo, as discussed above.  In September 2003, the Company entered into an agreement with TCL Information Technology Industrial (Group) Ltd, an affiliate of TCL Industries whereby the Company sold its 50% interest in TCL Digital for an aggregate amount of $5,604,000, of which $1,842,000 was applied to repay the sum payable under the promissory note dated August 18, 2003 issued by the Company in favor of TCL International Holdings Limited (“TCL Holdings”), TCL Industries parent company.  The balance of $3,762,000 was paid to the Company resulting in a gain of $1,053,000 included with Gain on sale of investments in the Company’s statement of operations during fiscal 2004.

Note 6 – Accounts Receivable and Accounts Receivable from Related Parties

The following summarizes components of accounts receivable, net (in thousands):

	June 30,
	2004	2003

Accounts receivable	$26,045	$6,886
Allowance for doubtful accounts	(517)	(39)
	$25,528	$6,847

The following summarizes components of accounts receivable from related parties, net (in thousands):

	June 30,
	2004	2003

Accounts receivable from related parties	$1,946	$1,985
Allowance for doubtful accounts	(1,946)	(1,946)
	$—	$39

Note 7 – Inventories

The following summarizes components of inventories (in thousands):

	June 30,
	2004	2003

Raw materials	$—	$—
Service replacement parts	1,494	2,558
Finished goods	17,020	3,880
	18,514	6,438
Allowance for obsolete inventory	(510)	—
	$18,004	$6,438

Note 8 – Property and Equipment

The following summarizes components of property and equipment (in thousands):

	June 30,
	2004	2003

Computer hardware and purchased software	$255	$2,086
Office furniture and lab equipment	852	2,483
Leasehold improvements	464	628
	1,571	5,197
Accumulated depreciation and amortization	(488)	(4,129)
	$1,083	$1,068

Note 9 – Line of Credit

In July 2003, GoVideo entered into a financing agreement last amended and restated in May 2004.  The maximum line of credit available was $40,000,000 (reduced to $30,000,000 on July 15, 2004) limited by a borrowing base (“Borrowing Base”) determined by specific inventory and receivable balances, and provides for cash loans, letters of credit and acceptances.  The agreement, as amended, matures July 21, 2007.  Interest is charged at prime plus 1/2 percent subject to a minimum of not less than $15,000 per calendar month.  GoVideo pays a monthly fee on the unused balance of the line of credit of 0.25 percent per year.  Borrowings under GoVideo’s line of credit are collateralized by all of GoVideo’s assets and up to $5,000,000 of the credit facility is guaranteed by Opta.  Under the current credit facility, GoVideo is required to comply with certain financial covenants and conditions which include earning minimum levels of net income.  During April and June, 2004 GoVideo did not comply with the financial covenants as the required minimum net income was not achieved.  GoVideo received a waiver letter from the lender for the April 2004 noncompliance.    However, the lender did not waive the June 2004 noncompliance.  Therefore, interest began accruing at the default rate of prime plus 3 1/2% on June 1, 2004.  Subsequent to June 30, 2004, GoVideo entered into a forbearance agreement with the lender.  See note 20.

Note 10 – Notes Payable to Related Parties

In June 2003, GoVideo borrowed $6,283,000 from TCL Industries and Asia Focus Industrial Ltd., entities affiliated with TCL, to fund inventory purchases and operating expenses.  These advances, which accrue interest at annual rates of approximately 4% were due at various dates during 2004.  Principal and interest payments of $282,000 were made by GoVideo during fiscal 2004.  Interest on these loans accrued during fiscal year 2004 totaled $240,000.  As of June 30, 2004, the balance due on these advances totaled $6,241,000.  Both advances are subordinate to GoVideo’s bank line of credit.  See note 9.  Both loans are collateralized by 100% of the Common and Preferred Series D stock of Correlant Communications owned by Opta.  Subsequent to year end, the maturity dates of both loans were extended.  See note 20.

During fiscal 2004, Opta entered into a financing agreement with TCL Industries.  On October 22, 2003 Opta entered the first agreement to borrow $4,500,000 with a maturity date of January 22, 2004 and an interest rate of approximately 3%.  Opta ultimately loaned the funds to GoVideo to fund inventory purchases and operating expenses. See Note 13.  When the original agreement matured in January 2004, Opta paid the accrued interest of $35,000 and extended the principal six months until August, 2004.  As of June 30, 2004 the principal and interest balance due on the note totaled $4,554,000.  Subsequent to year end, the maturity date of the loan was extended.  See note 20.  The loan is collateralized by 100% of Opta’s Common and Preferred Series D stock of Correlant Communications.   See Notes 4 and 20.

Note 11 – Restructuring Charges

During the second quarter of fiscal 2004, Correlant’s board of directors approved the wind down and cessation of Correlant’s historical operations in the cable modem and CMTS business.  See Note 1.  In connection with the shut down, Correlant recorded a restructuring charge of $1,845,000 during fiscal 2004.  The following table summarizes the activity in Correlant’s reserves associated with its shut down of historical operations (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing (see Note 20)	Other (see Note 13)	Total restructuring charges
Balance at June 30, 2003	$—	$—	$—	$—
Fiscal 2004 restructuring charges	890	583	372	1,845
Cash payments	(628)	(49)	(372)	(1,049)
Balance at June 30, 2004	$262	$534	$—	$796

Note 12 – Warranty Reserve

The following table presents changes in the Company’s product warranty reserve (in thousands):

Balance at the purchase date of GoVideo April 18, 2003	$732,000
Accruals for warranties issued	—
Cost of warranties honored during the period	(44,000)
Balance at June 30, 2003	688,000
Accruals for warranties issued	86,000
Cost of warranties honored during the period	(284,000)
Balance at June 30, 2004	$490,000

Note 13 – Related Party Transactions

Opta

During fiscal 2002, the Company incurred consulting expense in the amount of $46,000 to entities related to a significant shareholder of the Company.  There were no such related party transactions during fiscal 2004 or 2003. During fiscal years 2003 and 2002, the Company leased a portion of the building to a significant shareholder.  See Note 16.  There were no such related party transactions during fiscal 2004 nor were there any related amounts due from this shareholder as of June 30, 2004 or 2003.

GoVideo

During fiscal 2004 and 2003, Opta advanced $7,300,000 and $3,353,000, respectively, to GoVideo to fund GoVideo’s inventory purchases and fund operating expenses.  GoVideo paid back $2,000,000 on June 30, 2004.  The remaining unpaid advances, which accrue interest at annual rates of 3% to 5%, were due at various dates through January 2004.  Go Video and the Company are currently negotiating extensions for the due dates.  All such advances have been eliminated in the accompanying financial statements.

Between November 2003 and June 2004, GoVideo obtained credit terms from various suppliers totaling approximately $16,000,000 through corporate guarantee letters from TCL Industries and TCL International Holdings Limited, both of which are related parties.  In addition, GoVideo is able to obtain more advantageous terms from certain vendors in China by purchasing products from those vendors through TCL.

Correlant

Cooperative Research and Development Agreement.  During the periods presented in this report, Correlant had significant transactions with two related party stockholders.  In 1997, Correlant established a relationship with Toshiba Corporation (“Toshiba”) by entering into a cooperative research and development agreement.  As part of this arrangement, Correlant agreed to pay Toshiba a percentage of the selling price of each developed product sold to customers, other than Toshiba, which utilized the technology developed under the agreement.  Effective February 1, 2002 as part of the aforementioned change in business model, Correlant no longer sold completed cable modems.  As a result, there were no royalties paid to Toshiba during fiscal 2004 and 2003.  Royalty expense to Toshiba was $52,000 for fiscal 2002.  Additionally, there were no revenues generated from sales to Toshiba during fiscal 2004.  During fiscal 2003 and 2002, Toshiba accounted for less than 1% and 54% of the Company’s revenues, respectively. The Company had no amounts due from or to Toshiba at June 30, 2004 or June 30, 2003.

As part of the cessation of Correlant’s historical operations in the cable modem and CMTS business, Correlant and Toshiba entered into a settlement and release agreement dated February 5, 2004.  As part of the settlement agreement, Toshiba agreed to release Correlant from any and all liabilities associated with cable modems previously sold to Toshiba in exchange for Correlant’s best efforts in submitting two Toshiba cable modem models for Cablelabs’ DOSCIS 1.1 certification.  During the third and forth quarters of fiscal 2004, Correlant incurred costs totaling $372,000 associated with the certification process, which is included in Restructuring charges (see Note 11) on the Company’s statement of operations.  Correlant received the DOCSIS 1.1 certification for both cable modems submitted to Cablelabs on behalf of Toshiba.

Manufacturing and Sales.  During the periods presented in this report, Correlant also had an established relationship with TurboComm, a company located in Taiwan that manufactures high-speed data over cable technology products.  Correlant purchased the completed cable modems and CMTS units from TurboComm.  During fiscal 2004, 2003 and 2002, purchases from TurboComm were $97,000, $271,000 and $20,439,000, respectively.  As of June 30, 2004 and 2003 the Company was liable to TurboComm for $170,000 and $73,000, respectively and is included in Accounts payable to related parties in the consolidated balance sheet.

Additionally, during fiscal 2001, Correlant began selling the MAC to TurboComm for use by them in their own products.  For fiscal 2004, 2003 and 2002, MAC sales to TurboComm accounted for less than 1%, 42% and 35% of total consolidated net revenues, respectively. The accounts receivable from TurboComm was fully reserved at June 30, 2004 due to a lawsuit (see Notes 16 and 20).  As of June 30, 2003 and 2002, TurboComm was liable to the Company for $39,000, net of related allowance for doubtful accounts of $1,946,000 and $7,070,000, respectively, and is included in Accounts receivable from related parties, net in the consolidated balance sheet.

Note 14 – Stockholders’ Equity

Preferred Stock

Opta has one class of preferred stock, which is designated Series A preferred stock.  The par value is $0.001 per share and 100,000 shares are authorized.  Series A preferred stock has the same voting rights as common stock, a liquidation preference of $10 per share, is entitled to the right to receive dividends on the same per share basis as common shareholders and is redeemable by the Company, at its sole option in whole or in part, at any time at $10 per share.  There are 4,000 shares issued and outstanding at June 30, 2004, 2003, and 2002.

Common Stock Transactions

During fiscal 2004 and 2003, the Company issued 5,000 and 3,000 shares of common stock valued at $36,000 and $21,000, respectively, to Correlant shareholders in connection with the Share Exchange Agreement.  See Note 4.  There were no shares issued during fiscal 2002.

Treasury Stock Transactions

From September 2003 through June 2004, the Company repurchased 6,936,000 shares of its common stock at $0.30 per share for a total cost of $2,081,000.   The Board of Directors plans to continue to review potential repurchases of its common stock and will continue to approve the repurchase transactions on a case by case basis.

As discussed in Note 4, the Company has received 3,578,000 shares of its stock as a result of the settlement with Arescom.

Subsidiary Stock Transactions

During fiscal 2004, 2003 and 2002, Correlant issued 12,000, 7,000, and 6,000 shares upon the exercise of options for proceeds of $1,000, $250 and $9,000, respectively. For fiscal 2004, 2003 and 2002, the Company recorded $1,000, $0 and $4,000, respectively, in consolidated equity for the issuance of these shares.  The remaining amount was recorded as Non-controlling interest in subsidiaries on the consolidated balance sheet. These transactions did not materially affect the Company’s ownership of Correlant.

During fiscal 2004, 2003, and 2002, Correlant recognized compensation expense (reversal) of $(104,000), $592,000 and $1,657,000, respectively for the difference between the exercise price and fair value of stock options issued to employees.  During fiscal 2004, 2003 and 2002, the Company recorded $(75,000), $429,000 and $1,203,000 in consolidated equity for the recognition of the compensation expense (reversal).  The remaining amount was recorded as Non-controlling interest in subsidiaries on the consolidated balance sheet.

At the date the Company acquired the majority interest in Correlant, Correlant had preferred stock outstanding that Opta did not acquire.  In addition, in April and May 1999, Correlant sold preferred stock to third parties for net proceeds of $1,463,000, which was recorded as Non-controlling interest in subsidiaries on the consolidated balance sheet.  The preferred stock held by third parties has a liquidation preference over the common shareholders of $8,425,000, which was included in Non-controlling interest in subsidiaries on the consolidated balance sheets for fiscal 2004 and 2003.

Stock Warrants

In May 1997, the Company issued 8,000,000 common stock warrants for $80,000.  Each warrant entitled the holder to purchase one share of the Company’s common stock at $6 per share. All warrants expired May 5, 2002 and as such, the $80,000 proceeds received were reclassed from warrants to additional paid in capital at June 30, 2002.

Stock Option Plans

Opta

In May 1997, Opta granted 1,090,000 options to certain officers and key employees with an exercise price of $6.00 per share, which was the market price of Opta’s common stock at the time of grant.  Options were 100% vested when granted and expire five years from grant date.  All options expired during the year ended June 30, 2002 and as such there were no options outstanding as of June 30, 2004, 2003 or 2002.

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

In connection with Opta’s acquisition of Correlant in March 1999, Opta obtained the right to acquire up to 2,674,000 additional Correlant shares upon acquisition of such shares by the option holders.  All options granted by Correlant through December 21, 1999 are subject to an exchange agreement, whereby Opta acquires 81% of the shares exercised in exchange for 0.5364 shares of Opta stock for each Correlant share exchanged.  The Opta shares into which the acquired shares are exchangeable were restricted from sale until Correlant met certain financial milestones and the options were, at the time of grant, considered to be contingent.  Effective August 31, 2000, the restrictions were removed and, accordingly, the Company recorded deferred stock compensation for 2,613,000 previously contingent options that were outstanding as of the date the restrictions were lifted.  The deferred stock compensation recorded related to these shares is being amortized over the vesting periods of the related options on an accelerated basis in accordance with FASB Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”).   The total deferred compensation relating to the previously contingent options is $9,034,000 based on the value of the options on the date the contingency was removed.

The following table summarizes stock option activity under the 1998 Stock Option Plan and related information through June 30, 2004 (in thousands):

	Options	Weighted- Average Exercise Price
Outstanding at June 30, 2001	3,158,000	1.57
Granted	1,616,000	1.50
Exercised	(6,000)	1.50
Cancelled	(685,000)	2.60
Outstanding at June 30, 2002	4,083,000	$1.37
Granted	—	—
Exercised	(7,000)	0.04
Cancelled	(376,000)	0.94
Outstanding at June 30, 2003	3,700,000	$1.41
Granted	—	—
Exercised	(12,000)	0.08
Cancelled	(3,669,000)	1.41
Outstanding at June 30, 2004	19,000	$1.09

As of June 30, 2004, 2003 and 2002, there were 19,000, 2,868,000 and 2,080,000 options exercisable, respectively, at the weighted average prices of $1.09, $1.31 and $1.18 per share, respectively.  There are 8,228,000 shares available for future grant at June 30, 2004.

The following table summarizes all options outstanding by price range as of June 30, 2004 (in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.50 to 1.50	19,000	5.94	$1.01	19,000	$1.09

As discussed in Note 3, the Company accounts for stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if the Company had adopted the fair value method as of the beginning of 1996. There were no options granted during fiscal 2004 or 2003.  The weighted-average fair value of options granted during the year ended June 30, 2002 was $1.14. There were no options granted in 2001. The calculations were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for 2002:  expected volatility of 78%; risk-free interest rate of 5.5%; and a weighted-average expected life of the options of five years.  For purposes of pro forma disclosures, the estimated fair value is amortized on an accelerated basis in accordance with FIN 28 over the vesting period.

Note 15 – Income Taxes

The provision (benefit) for income taxes for fiscal 2004, 2003 and 2002 is comprised of the following (in thousands):

	Year Ended June 30,
	2004	2003	2002

Current:
Federal	$(500)	$(111)	$(5,016)
State	2	2	2
Foreign	—	—	(164)
	(498)	(109)	(5,178)
Deferred:
Federal	—	—	1,564
State	—	—	433
Foreign	—	—	—
	—	—	1,997
Total	$(498)	$(109)	$(3,181)

The reported provision (benefit) for income taxes for the year ended June 30, 2004, 2003 and 2002 differ from the amount computed by applying the statutory federal income tax rate of 35 percent to the consolidated income (loss) before income taxes as follows (in thousands):

	Year Ended June 30,
	2004	2003	2002

Provision (benefit) computed at statutory rates	$(2,702)	$(2,266)	$(13,899)
Increase (reduction) resulting from:
Non-deductible goodwill	—	—	11,979
Non-deductible expenses	18	8	7
State taxes, net of federal benefit	2	2	435
Utilization of NOLs	—	(111)	(4,425)
Utilization of tax credits	(171)	—	—
Valuation allowance	2,355	2,258	2,722
Total	$(498)	$(109)	$(3,181)

The components of the Company’s net deferred income tax assets are as follows (in thousands):

	As of June 30,
	2004	2003

Current deferred tax assets:
Accrued expenses	$658	$836
Deferred compensation	4,734	5,486
Deferred revenue	97	45
Inventory reserves	676	2,054
Allowance for bad debts	1,123	3,170
Total	7,288	11,591
Valuation allowance for deferred tax assets	(7,288)	(11,591)
Net deferred tax assets	$—	$—

Non-current deferred tax assets:
Net operating loss carryforwards	$8,937	$4,247
Tax credit carryforwards	1,883	1,539
Basis difference in joint venture	—	25
Other	633	(32)
Total	11,453	5,779
Valuation allowance for deferred tax assets	(11,453)	(5,779)
Net deferred tax assets	$—	$—

The net change in the total valuation allowance for fiscal 2004 and 2003 was an increase of $1,371,000 and $9,253,000, respectively.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and projections of taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized through future taxable earnings. Accordingly, a valuation allowance was recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

At June 30, 2004, the Company had a California net operating loss carryforward of $16,894,000 which will begin to expire in 2013 unless previously utilized.  At June 30, 2004, the Company had a Federal net operating loss carryforward of $18,445,000 which will begin to expire in 2023 unless previously utilized.  The federal net operating losses generated in fiscal 2002 and 2001 were carried back to fiscal 2000 and are reflected as an income tax receivable in fiscal 2002.

The Company is currently under IRS audit for tax years ending June 30, 2001, 2000, and 1999. The IRS may propose certain adjustments, which could be material in amount, in connection with its audit of these periods. The Company believes that it has provided sufficiently for all tax audit liabilities.

At June 30, 2004, the Correlant has federal and California research and development credit carryforwards of approximately $739,000 and $971,000 respectively. The federal credit will begin to expire in 2023 unless previously utilized.

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

Note 16 – Commitments and Contingencies

Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases, expiring at various dates through 2007.  During fiscal 2003 and 2002, the Company leased a portion of the building to a significant shareholder of the Company.  See Note 13.  The sublease terminated August 1, 2003 when the Company moved to a new building.  Sublease income totaled $1,000 and $8,000 during fiscal 2003 and 2002, respectively.

GoVideo has an operating lease for a 33,000 square foot facility that is used for both office space and warehousing.  The lease expires in January 2006.  Monthly rentals are based on a fixed schedule that provides for periodic rental adjustments during the lease term.  Currently there is no option to extend the lease.

GoVideo also leases a 13,000 square foot facility under another operating lease that is used for warehousing.  The original term of the lease was five years beginning November 1999.  During fiscal 2004, the lease was renegotiated to expire January 2006 to coincide with GoVideo’s other facility lease.  Monthly rentals are based on a fixed schedule that provides for periodic rental adjustments during the lease term.  As part of the renegotiation, the original option to extend the lease term for an additional five years was removed from the agreement.

During the fiscal years covered by this report, Correlant leased approximately 26,000 square feet of office space in San Diego, California, which expires November 2007.  All future lease obligations, net of anticipated lease termination benefits, as of June 30, 2004 were accrued during fiscal 2004 as part of the shut down of Correlant’s historical operations.  Such amounts are included in Restructuring charges (see Note 11) on the Company’s statement of operations.  Subsequent to June 30, 2004, Correlant entered into a lease termination agreement.  See Note 20.

Future minimum annual lease payments under non-cancelable operating leases at June 30, 2004 are as follows (in thousands):

Year Ending June 30,	Future Minimum Lease Payments
2005	$859
2006	682
2007	177
2008	—
2009 and thereafter	—
$1,718

Rent expense totaled $856,000, $591,000 and $496,000 during fiscal 2004, 2003 and 2002, respectively.

Purchase Obligations

As of June 30, 2004 and 2003, GoVideo had inventory purchase obligations totaling $32,575,000 and $10,738,000, respectively, which were part of the normal course of business.

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

On January 3, 2001, Opta filed a lawsuit in the United District Court Eastern District of New York against William Hu, which complaint was subsequently amended July 30, 2002.  In the amended complaint, Opta brought claims for breach of fiduciary duty, professional negligence, accounting and conversion relating to transfers in December 2000 of approximately $3,600,000 from Mr. Hu’s attorney trust account.  Mr. Hu was alleged to be the Company’s counsel from January 1998 until June 29, 2001 and CEO from January 2001 to June 29, 2001.  As of June 30, 2004 the case was pending.

In February 1999, the Company acquired 100% of Professional Market Brokerage, Inc. (“PMB”), a Chicago-based financial trading firm that provides online trading services and 100% of US Securities & Futures Corp. (“USSF”), a full service brokerage firm in New York, NY. In June 1999, the Company created USS Online, Inc., (“USS Online”) a wholly-owned subsidiary, and transferred all of its ownership interests in each of USSF and PMB to USS Online to run those two financial service subsidiaries. In February 2000, the Company sold 72% of its ownership in USS Online to Travelway.  The remaining 28% was deemed impaired during fiscal 2000 and written off.  On January 16, 2002, Opta filed a lawsuit in the Supreme Court of the State of New York, New York County against USS Online, Travelway, and Huaya Lu Tung, seeking to recover $1,800,000 in principal and interest due on loans made to USS Online, and seeking to pierce the corporate veil and recover such amounts from defendants Travelway and Huaya Lu Tung.  The Company asserted that Ms. Tung was the Chairperson and sole owner of Travelway and Chairperson of USS Online and the former Treasurer of the Company.

In February 2003, the Company entered into a settlement agreement with USS Online, Travelway, Mr. Hu, Ms. Tung, Lotus International Holdings Corp (“LIH”), a shareholder of the Company and three individuals to settle all claims against the defendants in the two cases cited above, subject to a number of conditions.  In entering into the settlement agreement, none of the defendants admitted or conceded any liability in connection with the claims asserted in the cases.  As conditions to the settlement agreement, the Company was required to receive: (a) 3,000,000 shares of the Company’s common stock; (b) a promissory note of LIH in the principal amount of $4,000,000, payable on February 19, 2008, with interest accruing at a rate of 3% per annum (the “Note”); (c) a stock pledge agreement, granting to the Company a first priority security agreement in 1,000,000 shares of the Company’s common stock as partial security for the Note (the “Pledged Shares”); (d) original stock certificates representing the Pledged Shares; (e) personal guaranty of the Note; and (f) all of the assets of USSF. To date, the Company has received 3,000,896 shares of the Company’s common stock.  However, the Company has not received stock certificates for the Pledged Shares or the assets of USSF and has made demand on the other parties for fulfillment of the conditions to the settlement.  The Company has reserved the right to take all actions for breach of the settlement, including reinstituting the original action.  The 3,000,896 shares of common stock received as part of the settlement are accounted for as treasury stock and valued at $150,000 based on the adjusted closing sales price of $0.05 per share as reported by the National Quotation Bureau’s “Pink Sheets” and was recorded in Other income (expense) on the consolidated statement of operations during fiscal 2003.

On April 1, 2004, Opta filed an action against TurboComm, in New Jersey Federal Court, asserting two causes of action for breach of contract, and over $900,000 unpaid interest. On May 27, 2004, Opta filed a Request to Enter Default against TurboComm.  On June 29, 2004, a Default was entered against TurboComm. See Note 20.

On April 14, 2004, Correlant filed a lawsuit against TurboComm in the District Court of Taiwan seeking to collect TurboComm’s outstanding debt of approximately $2,300,000. Correlant sold products to TurboComm and paid certain license fees on TurboComm’s behalf.  Correlant invoiced TurboComm for all products and license fees, yet TurboComm refused to pay.  A settlement was reached subsequent to June 30, 2004.  See Note 20.

Employee Separation Agreements

In connection with the Vice President of Engineering and co-founder’s resignation from Correlant in July 2003 (Note 1), the Company entered into an Employment Separation Agreement/Consulting Agreement with the former Vice President of Engineering.  Under the terms of the agreement, Correlant agreed to pay the former Vice President of Engineering $2,000 and repurchase 272,000 Correlant shares held by the former Vice President of Engineering for $0.07 per share for a total of $19,000.  To date, the former Vice President of Engineering remains in possession of his Correlant stock.  In addition, the Company agreed to pay the former Vice President of Engineering $20,000 per month for one year, from January 2004 through December 2004, to provide advice and input related to certain Correlant business matters.

In connection with the President and co-founder’s resignation from Correlant in July 2003 (Note 1), the Company entered into an Employment Separation Agreement/Consulting Agreement with the former President.  Under the terms of the agreement, Correlant agreed to pay to the former President $20,000 and repurchase 327,000 Correlant shares held by the former President for $0.07 per share for a total of $23,000.  To date, the former President remains in possession of his Correlant stock.  In addition, the Company agreed to pay the former President $23,000 per month for one year, from January 2004 through December 2004, to provide advice and input related to certain Correlant business matters.

In March 2004, GoVideo executed two-year employment agreements with its top executives for an aggregate base salary of $891,000 per year, plus a severance package to include nine to ten months of base salary for terminations without cause.

Note 17 – Employee Benefit Plan

Opta has a 401(k) salary deferral Plan (“Opta Deferral Plan”), which is funded based on employee contributions.  The terms of the original Opta Deferral Plan do not require Opta to make contributions to the Deferral Plan on behalf of each eligible employee.  As such, there were no matching contributions during fiscal 2004, 2003 or 2002.

During April 2003, GoVideo established a 401(k) plan (“GoVideo Deferral Plan”).  The terms of the GoVideo Deferral Plan do not require GoVideo to make a contribution.  Rather, matching contributions are on a discretionary basis, equal to a percentage of an employee’s contribution to the GoVideo Deferral Plan for the year.  There were no matching contributions during fiscal 2004 and 2003.

During the fiscal years covered by this report, Correlant had a 401(k) salary deferral Plan (“Correlant Deferral Plan”), which was funded based on employee contributions.  See Note 20.  The terms of the Plan provided for the Company to make contributions to the Plan on behalf of each eligible employee (as defined) in an amount equal to 100% on the first 6% of the eligible employee’s deferred compensation contribution (as defined).  Correlant’s contributions to the Deferral Plan were approximately $74,000, $213,000 and $196,000 during fiscal 2004, 2003 and 2002, respectively.

Note 18 – Segment and Geographic Information

Segment Information

FASB Statement 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group.  The Company’s chief operating decision maker is the Chief Executive Officer. The Company is organized geographically and by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the primary basis for which the allocation of resources and financial results are assessed is product type.  Prior to the purchase of GoVideo, the Company operated in one industry segment: the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and digital subscriber line (“DSL”) access and networking devices.  Subsequent to the purchase of GoVideo on April 18, 2003, the Company added an additional segment to its operations: the development, marketing, and distribution of innovative, high performance consumer electronic products.  The following table presents a summary of the Company’s businesses and operating segments (in thousands):

	As of or for the Year Ended June 30,
	2004	2003
Broadband Internet access products:
Net revenues	$622	$10,178
Cost of net revenues	259	7,919
Gross profit	363	2,259

Loss from operations	$(5,191)	$(9,971)

Total assets	$19,101	$24,603

Consumer electronics:
Net revenue	124,702	9,276
Cost of net revenues	114,940	7,513
Gross profit	9,762	1,763

Income (loss) from operations	$(1,334)	$669

Total assets	$49,235	$20,166

Total operating segments:
Net revenue	125,324	19,454
Cost of net revenues	115,199	15,432
Gross profit	10,125	4,022
Loss from operations attributable to operating segments	$(6,525)	$(9,302)

Total assets attributable to operating segments	$68,336	$44,769

Disclosed in the table below is the reconciliation of the loss from operations attributable to operating segments to loss from continuing operations before income taxes and non-controlling interest and total assets attributable to operating segments to total assets (in thousands):

	As of or for the Year Ended June 30,
	2004	2003
Loss from operations attributable to operating segments	$(6,525)	$(9,302)
Corporate general and administrative expenses	2,681	3,614
Total other income (expense), net	(78)	4,068
Loss from continuing operations before income taxes and non-controlling interest	$(9,284)	$(8,848)

Total assets attributable to operating segments	$68,336	$44,769
Total assets attributable to non-reporting segments	2,784	8,218
Total assets	$71,120	$52,987

Geographic Information

During fiscal 2004, 2003 and 2002, the Company recorded revenues throughout the U.S., Taiwan, Japan and Europe as determined by the final destination of the product.  The following table summarizes total net revenues attributable to significant countries (in thousands):

	Year Ended June 30,
	2004	2003	2002
Japan	$215	$54	$30,033
Taiwan	163	9,446	20,757
U.S.	124,819	9,478	5,090
Europe and other	127	476	—
	$125,324	$19,454	$55,880

Presented below is information regarding identifiable assets from continuing operations, classified by operations located in the United States and Asia (in thousands):

	June 30,
	2004	2003	2002
U.S.	$70,755	$52,586	$52,842
Asia	365	401	500
	$71,120	$52,987	$53,342

Note 19 – Selected Quarterly Financial Data (unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004:
Total net revenues	$20,820	$36,579	$32,886	$35,039
Gross profit	1,262	4,418	3,554	891
Net loss	$(2,704)	$(141)	$(638)	$(4,239)
Net loss per share – basic	$(0.05)	$0.00	$(0.01)	$(0.08)

Fiscal 2003:
Total net revenues	$4,325	$2,725	$2,047	$10,357
Gross profit	1,569	403	63	2,036
Net loss	$(1,415)	$(2,380)	$(23)	$(2,548)
Net loss per share – basic	$(0.02)	$(0.04)	$0.00	$(0.04)

Note 20 – Subsequent Events

On July 7, 2004, the Company’s Board of Directors approved the commencement of a new wholly-owned subsidiary, GoVideo DigiTech (Huizhou) Co., Ltd. (“DigiTech”), which will be located in Guangdong, China.  DigiTech will market GoVideo’s MP3 players.  The Company plans to invest approximately $500,000 in the new subsidiary.  TCL Multimedia Electronics R&D Center (“TCL Multimedia”), an affiliate company of TCL, is currently expending some resources during the start up phase of GoVideo DigiTech.

On July 7, 2004, the Company’s Board of Directors approved the closure of Beijing Lotus.  All assets of Beijing Lotus were transferred to DigiTech during September 2004.

On July 30, 2004, Correlant reached a settlement agreement with TurboComm.  Under the agreement, Correlant dismissed its lawsuit against TurboComm in exchange for the transfer of 700,000 Series A and 300,000 Series C shares of Correlant preferred stock owned by TurboComm. Both parties mutually agreed to release and discharge any and all claims that each may have against the other party.

On August 31, 2004 Opta reached a settlement agreement with TurboComm.  Under the agreement, TurboComm agreed to pay Opta $20,000 and deliver 686,000 shares of Opta, constituting all shares owned by TurboComm.  Both parties mutually agreed to release and discharge any and all claims that each may have against the other party.

As part of the wind down and cessation of Correlant’s historical operations, Correlant’s Board of Directors approved the termination of the Correlant Deferral Plan effective August 31, 2004.

Due to the shut down of operations, Correlant’s operations moved out of the San Diego facility to reduce expenses.  Currently, Correlant operates from Opta’s office.  Effective November 1, 2004, Correlant and Opta moved to 1350 Bayshore Highway, Suite 740, Burlingame, CA 94010. The new telephone number is 650-579-3610.  The new fax number is 650-579-3606.  The lease expires for the new executive office October 31, 2005 with an option to renew for an additional 12 months.  The monthly rent is $4,800.

On November 1, 2004, GoVideo entered a forbearance agreement (“Agreement”) with its line of credit lender.  As discussed in Note 9, GoVideo did not comply with the financial covenants as the required minimum net income was not achieved during certain months of fiscal 2004.  Subsequent to fiscal 2004, GoVideo did not comply with the financial covenants as the required minimum net income was not achieved during the months ended July 31, 2004 and August 31, 2004.  In the Agreement, GoVideo agreed to the following significant conditions:

•                  To pay all the lender’s costs and expenses associated with existing default;

•                  To pay $15,000 by January 15, 2005 as consideration for of forbearance and other accommodations provided by the lender under the Agreement, which has since been paid;

•                  To pay the lender all the accrued interest at the default rate for the period between June 1, 2004 and September 1, 2004 in the amount of $122,000;

•                  To not pay any subordinate indebtedness (see Note 10); and

•                  To not incur capital expenditures in excess of $100,000.

The Agreement also called for the following modifications:

•                  A reduction of the maximum line from $30,000,000 to $25,000,000 effective December 28, 2004;

•                  A change to the minimum net income per month requirement for the period of October 1, 2004 through December 31, 2004.  GoVideo has not met all the amended monthly financial requirements.

•                  The increase of the minimum interest charge from $15,000 to $22,500 per month; and

•                  A reduction in the Borrowing Base.

On November 4, 2004 Correlant entered a lease termination agreement for its San Diego facility.  Correlant agreed to pay a termination payment of $370,000, a consideration fee of $4,000 and surrender all claims to the security deposit of $43,000.  All costs associated with the lease termination were accrued at June 30, 2004 and included in Restructuring charges (see Note 11) on the Company’s statement of operations.

In February 2005, the previously discussed loan from TCL Industries to Opta matured.  See Note 10.  The note has been extended until July 21, 2005.  All original loan terms, other than the maturity date, remain the same during the loan extension.

In February 2005, the previously discussed loans from TCL Industries and Asia Focus Industrial Ltd. to GoVideo matured.  See Note 10.  The current due date for the loan with TCL Industries is July 24, 2005.  The current due date for the loan with Asia Focus Industrial Ltd. is August 11, 2005.  All original loan terms, other than the maturity date, remain the same during the loan extension.