Form 10-Q
period 2004-09-30
OPTA CORP
filed 2005-04-08
CIK 789945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-24999

OPTA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1947160
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1350 Bayshore Highway, Suite 740, Burlingame, CA 94010
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (650) 579-3610

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

The number of shares of Common Stock outstanding as of March 31, 2005 was 50,037,538.

FORM 10-Q INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and June 30, 2004

Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURE

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements:

OPTA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,494	$3,037
Short-term investments	18,448	17,643
Accounts receivable, net	28,964	25,528
Inventories, net	15,090	18,004
Income tax receivable	909	909
Prepaid expenses and other current assets	1,529	2,270
Total current assets	68,434	67,391

Property and equipment, net	1,075	1,083
Tradename	2,420	2,420
Other assets	208	226
Total assets	$72,137	$71,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$20,434	$15,833
Notes and interest payable to related parties	10,720	10,795
Accounts payable and accrued expenses	16,888	14,262
Accounts payable to related parties	—	170
Accrued restructuring charges	540	796
Warranty reserve	490	490
Total current liabilities	49,072	42,346

Non-controlling interest in subsidiaries	6,495	8,425

Stockholders’ equity:
Preferred stock, Series A $.001 par value, 100 authorized, 4 shares issued and outstanding at September 30, 2004 and June 30, 2004	—	—
Common stock $.001par value, 100,000 authorized, 64,241 shares issued and 50,037 outstanding at September 30, 2004 and 64,241 shares issued and 50,724 outstanding at June 30, 2004	64	64
Additional paid-in capital	128,442	128,431
Less: treasury stock at cost, 14,204 shares at September 30, 2004 and 13,517 at June 30, 2004	(2,478)	(2,410)
Accumulated deficit	(109,395)	(105,611)
Accumulated other comprehensive loss	(63)	(125)
Total stockholders’ equity	16,570	20,349
Total liabilities and stockholders’equity	$72,137	$71,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2004	2003

Net revenues:
Products	$38,769	$20,764
Products – related party	—	56
Total net revenues	38,769	20,820

Cost of net revenues:
Products	40,283	19,520
Products – related party	—	38
Total cost of net revenues	40,283	19,558

Gross profit (loss)	(1,514)	1,262

Operating expenses:
Selling, general and administrative	1,683	3,011
Research and development	284	1,277
Impairment of assets	—	33
Total operating expenses	1,967	4,321

Loss from operations	(3,481)	(3,059)

Other income (expense):
Interest income	105	108
Interest expense	(646)	(170)
Equity in loss of joint venture	—	(168)
Other	863	181
Total other income (expense), net	322	(49)
Loss before income taxes and non-controlling interest	(3,159)	(3,108)
Provision (benefit) for income taxes	—	5
Loss before non-controlling interest	(3,159)	(3,113)

Non-controlling interest in (income) loss of consolidated Subsidiaries	(625)	409

Net loss	$(3,784)	$(2,704)

Net loss per common share – basic and diluted:	$(0.07)	$(0.05)
Weighted average common shares outstanding – basic and Diluted	50,500	59,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2004	2003

Operating activities
Net loss	$(3,784)	$(2,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on treasury stock obtained during settlement	(842)	(179)
Equity in loss of joint venture	—	168
Depreciation and amortization	146	58
Stock compensation expense (reversal) recorded by subsidiary	—	(55)
Impairment of assets	—	33
Non-controlling interest in income (loss) subsidiary	625	(409)
Non-cash recovery of bad debt	(1,946)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,436)	(1,156)
Accounts receivable from related parties, net	—	(59)
Inventories, net	2,914	2,769
Prepaid expenses and other current assets	741	(3,276)
Income tax receivable	—	2,219
Other assets	18	(75)
Accrued restructuring charges	(256)	—
Accounts payable and accrued expenses	2,626	(546)
Accounts payable to related parties	—	17
Interest payable to related parties	(75)	95
Warranty reserve	—	(84)
Cash used by operating activities	(3,269)	(3,184)

Investing activities
Purchases of property and equipment	(168)	(209)
Proceeds from sale of property and equipment	30	—
Payments received on notes receivable from related parties	—	400
Proceeds from investment deposit	—	1,500
Purchase of short-term investments	(718)	(6,037)
Cash used by investing activities	(856)	(4,346)

Financing activities
Proceeds from advances on line of credit	39,635	11,119
Payments on line of credit	(35,034)	(9,531)
Purchase of treasury stock by subsidiary	(19)	—
Proceeds from issuance of stock by subsidiary	—	1
Repayments of notes payable	—	(1,272)
Cash provided by financing activities	4,582	317
Net increase (decrease) in cash and cash equivalents	457	(7,213)
Cash and cash equivalents at beginning of period	3,037	12,044
Cash and cash equivalents at end of period	$3,494	$4,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Opta Corporation (formerly Lotus Pacific, Inc.) (“Opta” or “Company”) in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations.  However, we believe the disclosures in these financial statements are adequate to ensure the information presented is not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2004, which was filed with the SEC on February 18, 2005.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows.

The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending June 30, 2005.  The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, as permitted by SEC rules and regulations for interim reporting.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassifications had no effect on the results of operations.

The accompanying condensed consolidated financial statements include the accounts of Opta and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Subsidiaries in which Opta owns at least 50% are consolidated, except for investments where control is deemed to be temporary, in which case the equity method of accounting is used.  Equity investments in which Opta owns at least 20% of the voting securities are accounted for using the equity method, except for investments that the Company is not able to exercise significant influence over the investee, in which case, the cost method of accounting is used.  The cost method of accounting is used for all investments in which Opta owns less than 20%.

As of September 30, 2004, our only significant operating subsidiary was Opta Systems, LLC a Delaware LLC (“Opta Systems” or “GoVideo”).  GoVideo, established in 1984, designs and manufactures product lines in the consumer electronics industry, including digital video disc (“DVD”) players, portable DVDs, DVD-Video Cassette Recorder (“VCR”) Combos, Dual-Deck VCRs, DVD Recorders, DVD Recorder + VCRs, and LCD TVs. GoVideo holds various patents covering Dual-Deck technology as well as other electronics products and systems. GoVideo was purchased as part of the Company’s strategic direction of investing in companies which will benefit from the Company’s strategic relationships with Asian consumer electronic manufacturers.  We owned 100% of GoVideo during all periods presented.

As of September 30, 2004, we had one significant non-operating subsidiary, Correlant Communications, Inc.  (formerly TurboNet Communications, Inc.) (“Correlant”).  In March 1999, the Company acquired 94.5% of the issued and outstanding common shares of Correlant representing an 81% ownership interest.  Correlant designed, developed and marketed telecommunications products to cable operators, network service providers, and communications network users in the United States and Asian countries.  As a result of declining margins and demand for its products, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem business effective December 23, 2003.  Correlant, together with Opta, will continue to explore either acquiring or investing in other businesses to utilize its assets.  As of September 30, 2004, we owned 73.6% of Correlant’s outstanding common stock, which represented a 62.5% ownership interest.

Note 2 – Delays in Reporting

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 is being filed after the required due date as a result of restating financial information included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 as previously filed with the Securities and Exchange Commission (“SEC”) on April 16, 2004.  As a result of the restatement, our Form 10-K for the fiscal years ended June 30, 2003 and June 30, 2004, which were filed August 24, 2004 and February 18, 2005, respectively, were also filed after the due date.

Note 3 – Liquidity and Going Concern

The Company incurred a net loss of $3,784,000 during the three months ended September 30, 2004.  Additionally, cash used by operating activities was $3,269,000 during the three months ended September 30, 2004.  At September 30, 2004, the Company had an accumulated deficit of $109,395,000 and the Company’s sole operating subsidiary, GoVideo, was, and still is, in default under certain debt covenant provisions of its line of credit.  GoVideo is currently under a forbearance agreement with its lender which commenced March 1, 2005 and is due to expire on August 31, 2005.  See note 11.

Additionally, in June 2003 GoVideo borrowed substantial funds from T.C.L. Industries Holdings (H.K.) Limited (“TCL Industries”), the majority stockholder of Opta, and Asia Focus Industrial Ltd., an entity affiliated with TCL Industries.  The purpose of the loans was to fund inventory purchases and operating expenses.  Both loans, which are subordinate to GoVideo’s line of credit, became due during fiscal year 2004.  GoVideo was unable to pay off the loans and extended the due date three times.  The current due date for the loan with TCL Industries is July 24, 2005.  The current due date for the loan with Asia Focus Industrial Ltd. is August 11, 2005.  Both loans are collateralized by 100% of the Common and Preferred Series D stock of Correlant Communications owned by Opta.  There can be no assurance that GoVideo will be able to pay the loans when they mature or that another extension can be successfully negotiated.

During fiscal 2004, Opta entered into a financing agreement with TCL Industries.  Opta ultimately loaned the funds to GoVideo to fund inventory purchases and operating expenses.  The financing agreement has been extended three times with a current maturity date of July 21, 2005. The loan is collateralized by 100% of the Common and Preferred Series D stock of Correlant Communications owned by Opta.

The above matters raise substantial doubt about the Company’s ability to continue as a going concern. Although Opta expects to incur additional losses during the remainder of fiscal 2005, the Company believes that it will have sufficient resources to continue normal operations.  The Company has taken steps to reorganize certain aspects of its business.  GoVideo replaced its Chief Executive Officer with the Chief Operating Officer of Opta on an interim basis to further evaluate the ongoing operations of GoVideo.  Additionally, GoVideo has undertaken cost reduction efforts, including reducing staff, realigning the roles and responsibilities of management and reducing other operating expenses in an attempt to return to profitability.  If the Company is unable to return to profitability as a result of this realignment, additional steps including, but not limited to, further cost reductions and eliminating some of its current activities, may be necessary.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Recently Issues Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 151, Inventory Costs (“SFAS 151”), which revised Accounting Research Bulletin (“ARB”) 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”) which is a revision of SFAS 123 and supersedes Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees (“APB 25”). Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005.  SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

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

Note 5 – Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related Interpretations. Under APB 25 and the intrinsic value method, the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant or, in the case of the Company’s employee stock purchase plans since the plans are non-compensatory, no compensation expense is recognized. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS148”).  SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS 148, the following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation awards, and recognized expense over the applicable award vesting period (in thousands, except per share amounts):

	Three Months Ended September 30,
	2004	2003

Net loss, as reported	$(3,784)	$(2,704)
Add: Stock-based employee compensation expense (reversal) included in reported net loss	—	(40)
Less: Stock-based employee compensation (expense) reversal determined under fair value based method for all awards, net of related tax effects	—	175
Pro-forma net loss	$(3,784)	$(2,569)

Basic and diluted net loss per share, as reported	$(0.07)	$(0.05)

Pro-forma basic and diluted net loss per share	$(0.07)	$(0.04)

The pro-forma effect for the years presented is not likely to be representative of the pro-forma effect on reported net income or loss in future years because these amounts reflect less than four years of vesting.

Note 6 – Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  There were no employee stock options, common stock warrants or employee stock options outstanding as of September 30, 2004 or 2003.  There were 3,000 and 579,000 shares contingently issuable in connection with share exchange agreements, as of September 30, 2004 and 2003, respectively, which were not considered in calculating diluted net loss per common share as their effect would be anti-dilutive. As a result, for all periods presented, the Company’s basic and diluted net income (loss) per share are the same.

Note 7 – Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains (losses) affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income (loss) in accordance with SFAS 130, Reporting Comprehensive Income (“SFAS 130”).  Other comprehensive income(loss) includes unrealized gains (losses) on marketable securities and foreign currency translation adjustments.  The following table computes the Company’s comprehensive loss (in thousands):

	Three Months Ended September 30,
	2004	2003

Net loss, as reported	$(3,784)	$(2,704)
Opta’s portion of the change in Correlant’s unrealized gain (loss) on short term investments	86	(2)
Comprehensive loss	$(3,698)	$(2,706)

Note 8 – Restructuring Charges

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

	Separation costs for terminated employees and contractors	Facilities closing	Other	Total restructuring charges
Balance at June 30, 2003	$—	$—	$—	$—
Fiscal 2004 restructuring charges	890	583	372	1,845
Cash payments	(628)	(49)	(372)	(1,049)
Balance at June 30, 2004	262	534	—	796
Cash payments	(131)	(125)	—	(256)
Balance at September 30, 2004	$131	$409	$—	$540

Note 9 –Litigation Settlement

On July 30, 2004, Correlant reached a settlement agreement with one of its stockholders and major vendors, TurboComm Technologies, Inc (“TurboComm”).  Under the agreement, Correlant dismissed its lawsuit against TurboComm and in exchange Turbocomm transferred 700,000 shares of Series A Preferred Stock of Correlant and 300,000 shares of Series C Preferred Stock of Correlant owned by TurboComm to Correlant.  Both parties mutually agreed to release and discharge any and all claims that each may have against the other party.  This transaction resulted in a $1,946,000 recovery of bad debt included in Selling, general and administrative expense, and a $774,000 gain included in Other income (expense) on the consolidated statement of operations for the three months ended September 30, 2004.

On August 31, 2004 Opta reached a settlement agreement with TurboComm.  Under the agreement, TurboComm agreed to pay Opta $20,000 and deliver 686,000 shares of Opta, constituting all shares owned by TurboComm.  Both parties mutually agreed to release and discharge any and all claims that each may have against the other party.  This transaction resulted in an $88,000 gain included in Other income (expense) on the consolidated statement of operations for the three months ended September 30, 2004.

Note 10 – Segment and Geographic Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group.  Our chief operating decision maker is the Chief Executive Officer. We are organized geographically and by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the primary basis for which the allocation of resources and financial results are assessed is product type.  During the three months ended September 30, 2004 we operated in one segment through our subsidiary GoVideo, which was the distribution of innovative, high performance consumer electronic products.  During the three months ended September 30, 2003, we operated in an additional segment through our subsidiary Correlant, which was the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and digital subscriber line (“DSL”) access and networking devices and development.  The following table presents a summary of the Company’s businesses and operating segments (in thousands):

	As of or for the Three Months Ended September 30,
	2004	2003
Broadband Internet access products:
Net revenues	$—	$144
Cost of net revenues	—	84
Gross profit	—	60

Income (loss) from operations	$1,787	$(1,597)

Total assets	$18,779	$22,347

Consumer electronics:
Net revenues	38,769	20,676
Cost of net revenues	40,283	19,474
Gross profit	(1,514)	1,202

Income (loss) from operations	$(4,622)	$(760)

Total assets	$51,333	$21,103

Total operating segments:
Net revenues	$38,769	20,820
Cost of net revenues	40,283	19,558
Gross profit	(1,514)	1,262
Loss from operations attributable to operating segments	$(2,835)	$(2,357)

Total assets attributable to operating segments	$70,112	$43,449

Disclosed in the table below is the reconciliation of the loss from operations attributable to operating segments to loss from continuing operations before income taxes and non-controlling interest and total assets attributable to operating segments to total assets (in thousands):

	As of or for the Three Months Ended September 30,
	2004	2003
Loss from operations attributable to operating segments	$(2,835)	$(2,357)
Corporate general and administrative expenses	646	702
Total other income (expense), net	322	(49)
Loss before income taxes and non-controlling interest	$(3,159)	$(3,108)

Total assets attributable to operating segments	$70,112	$43,449
Total assets attributable to non-reporting segments	2,025	9,340
Total assets	$72,137	$52,789

Geographic Information

During the three months ended September 30, 2004 and 2003, we recorded net revenues throughout the U.S., Asia and Europe as determined by the final destination of the product.  The following table summarizes total net revenues attributable to significant countries (in thousands):

	Three Months Ended September 30,
	2004	2003
Asia	$100	$56
U.S.	38,669	20,758
Europe and other	—	6
	$38,769	$20,820

Presented below is information regarding identifiable assets from continuing operations, classified by operations located in the U.S. and Asia (in thousands):

	September 30,
	2004	2003
U.S.	$71,511	$52,400
Asia	626	388
	$72,137	$52,788

Note 11 – Subsequent Events

On November 1, 2004, GoVideo entered a forbearance agreement (“Agreement”) with its line of credit lender.  See Agreement details discussed at Note 20 of our Annual Report on Form 10-K as filed with the SEC on February 18, 2005.  GoVideo was unable to cure the existing defaults under the terms of the Agreement, which expired

February 28, 2005, and was forced to extend the forbearance agreement (“Amended Agreement”) until August 31, 2005.  In the Amended Agreement, GoVideo agreed to the following significant conditions:

•                  To pay all the lender’s costs and expenses associated with the existing default;

•                  To pay $100,000, in installments, for forbearance and other accommodations provided by the lender under the Amended Agreement;

•                  To pay no more than $100,000 toward any subordinate indebtedness; and

•                  To not incur capital expenditures in excess of $150,000.

The Agreement also called for the following modifications:

•                  A reduction of the maximum line to $20,000,000;

•                  A change to the minimum net income (loss) per month requirement for the period of February 1, 2005 through August 31, 2005; and

•                  A reduction in the borrowing base as determined by specific inventory and receivable balances.

The reduction of the maximum line to $20,000,000 could limit GoVideo’s ability to expand.  However, this most likely will not impact GoVideo as the current operating plan does not contemplate further growth until the current operating levels return to profitability.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

You should read the following discussion in conjunction with Opta Corporation’s (“Opta”) unaudited condensed consolidated financial statements and notes included herein.  The results described below are not necessarily indicative of the results to be expected in any future period.  Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  Readers are referred to Opta’s Annual Report on Form 10-K for the year ended June 30, 2004 as filed with the SEC on February 18, 2005 and to the section entitled “Certain Factors That May Affect Future Results” contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an executive overview and description of Opta’s business.  This is followed by a discussion of why we were unable to timely file our Form 10-Q for the three months ended September 30, 2004.  The next discussion relates to our results of operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

After the results of operations, we analyze the changes in our cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.”  We then address current “Significant Trends” in the consumer electronics industry and our “Business Outlook” from September 30, 2004.  We conclude this MD&A with (I) a discussion of the Critical Accounting Estimates we believe are important to understanding the assumptions and judgments incorporated in our reported financial results; and (II) Recently Issued Accounting Standards and the impact they had or will have on our results of operations.

Executive Overview and Description of Business

Opta, a Delaware corporation, is a holding company and we conduct our business through our subsidiaries. We presently develop, manage, and operate emerging consumer electronics and communications companies, focusing on developing next generation consumer electronics and communication products. We provide our subsidiaries with capital and strategic and infrastructure services.  Currently, GoVideo is our sole operating subsidiary.  GoVideo’s strategy is to develop, market, and distribute innovative, high performance consumer electronic products that incorporate advanced technology, ease of use, and superior industrial design.  Main products include consumer electronic products such as the digital video disc (“DVD”)-Video Cassette Recorder Combos (“DVR”), Dual-Deck VCRs, DVD Recorders and the DVD Recorder + VCR.  GoVideo’s current marketing strategy is to sell products with the support of independent sales representatives specific to certain geographic territories throughout the United States and who also represent many other brand name consumer electronic products.  GoVideo currently sells its product lines directly to retailers nationwide including numerous national and regional chains, catalog accounts, specialty stores, warehouse clubs and home shopping channels.

Our business strategy in the consumer electronic segment is to leverage our significant experience in the consumer electronics market, increase the GoVideo brand recognition by introducing products in Asia, and continue our product development to bring to our customers compelling new products with superior quality and ease-of-use.

One of the major challenges facing Opta is managing liquidity.  Liquidity has been, and will continue to be, an issue for us as we have grown our subsidiary, GoVideo, out of bankruptcy.  Our majority shareholder, TCL Industries Holdings (H.K.) Limited (“TCL Industries”), has been instrumental in assisting GoVideo obtain credit from vendors, which has helped us work through some liquidity issues.  We plan to continue to utilize the relationship with our majority shareholder by sourcing more products from them.  This will be a challenging and important part of GoVideo’s strategy to manage liquidity.

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

Explanatory Note – Changes in Management and Delays in Reporting

On June 29, 2001, a majority of our stockholders, led by TCL, were successful in a solicitation to gain control of Opta and replace prior management of the Company.  On June 29, 2001, new directors and officers were appointed and the then existing directors and officers were immediately removed from office.  Following the termination of our relationship with prior independent accountants, new management concluded that a reaudit of the financial statements for fiscal 2001, 2000 and 1999 was required.  Effective July 24, 2002, we engaged our new independent accountants to reaudit and restate these prior periods.  The Company completed such restatements in its Annual Report on Form 10-K for fiscal 2002 filed with the SEC on April 16, 2004.  The late filing of our Annual Report on Form 10-K for fiscal 2002 caused our Annual Reports on Form 10-K for fiscal 2003 and 2004, which were filed August 24, 2004 and February 18, 2005, respectively, to also be late.

Results of Operations

The following table summarizes certain aspects of our results of operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 (in thousands):

	September 30,
	2004	2003	$ Change	% Change

Revenues	$38,769	$20,820	$17,949	86%

Gross profit (loss)	(1,514)	1,262	(2,776)	(220)%
As a percentage of revenues	(4)%	6%

Selling, general and administrative	1,683	3,011	(1,328)	(44)%
Research and development	284	1,277	(993)	(78)%

Other income (expense)	322	(49)	371	757%

Revenues

The increase in overall revenues for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, was primarily attributable to the following factors:

•                  GoVideo’s increased product offerings, primarily the DVD Recorder + VCR, which was introduced during the second quarter of fiscal 2004.  Revenues attributable to the new DVD Recorder + VCR totaled $11,455,000 during the three months ended September 30, 2004.

•                  GoVideo’s increased ability to purchase products for resale during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.  This increased ability was a result of obtaining a line of credit and additional subordinate debt.  As GoVideo was emerging from bankruptcy, the majority of the products purchased for resale during the three months ended September 30, 2003, were prepaid.  This severely restrained product purchases.

Nearly 100% of our revenues were generated from domestic sales during the quarters ended September 30, 2004 and 2003.  We expect this trend to continue as the majority of our revenues are attributable to GoVideo.

Gross Profit (loss) including Cost of Revenues

The decrease in gross profit dollars and gross profit percentage for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was due to the liquidation of GoVideo’s significantly overstocked and overpriced inventory of DVD recorders and DVD Recorders + VCRs.  During the quarter, GoVideo had committed outstanding orders to purchase DVD recorders and DVD Recorders + VCRs as the prices of these products began to drop substantially.  Although GoVideo was able to cancel and/or renegotiate some outstanding orders, it was not sufficient to mitigate the substantial price drop.  As a result, DVD recorders were liquidated at a negative 16% gross profit while DVD Recorders + VCRs were liquidated at a negative 5% gross profit.  These two products represent approximately 27% of our revenues for the three months ended September 30, 2004.

Although we anticipate continued pressure on the selling prices of our different consumer electronics products, we are taking steps to counter the impact of this price erosion by continuing to implement cost reduction efforts in the manufacture of our products and by introducing new, lower cost technology driven products to the market.

Operating Expenses

Selling, general and administrative (SG&A).  SG&A expense consists primarily of personnel costs for our sales, administrative and support staff, allowance for doubtful accounts, legal and accounting fees and advertising and product promotional expenses.  The decrease in SG&A expenses for the three months ended September 30, 2004 as compared to September 30, 2003 was due to the following:

•                  The shut down of Correlant’s historical operations which contributed $159,000 to SG&A during the three months ended September 30, 2004 as compared to $660,000 during the three months ended September 30, 2003.

•                  The one time recovery of bad debt associated with settling a legal dispute, during the three months ended September 30, 2004, with one of Correlant’s previous customers.  The recovery totaled $1,946,000.

The above decrease was slightly offset by the following:

•                  Increased sales and marketing efforts expended to launch the new MP3 brand, Rave MP3, during the three months ended September 30, 2004;

•                  $200,000 increased bad debt allowance related to GoVideo’s slow paying customers;

•                  Increased sales and marketing dollars offered to customers as an incentive to purchase GoVideo brand products as opposed to competitor’s product that already exists in the market; and

•                  Increased headcount to support GoVideo’s growing business needs as a result of the increased revenues.

Excluding the impact of the one time recovery of bad debt, we believe SG&A expenditures may decrease as GoVideo has taken steps to reorganize certain aspects of its business.  Subsequent to September 30, 2004, GoVideo has undertaken cost reduction efforts, including reducing staff, realigning the roles and responsibilities of management and reducing other operating expenses in an attempt to return to profitability and become cash flow positive.

Research and development (R&D).  R&D expenses consist primarily of personnel costs of employees engaged in research, design and development activities and, to a lesser extent, design prototype material expenditures and equipment and supplies required to develop new products and enhance existing products.  The decrease in R&D expenses for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was directly related to the shut down of Correlant’s historical operations.  Correlant had no R&D expenses during the three months ended September 30, 2004 as compared to $997,000 during the three months ended September 30, 2003.

We continue to invest in the future by funding product development and enhancement.  However, research and development expenditures may decrease as a result of GoVideo’s reorganization efforts discussed above.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense, foreign exchange gain (loss) and other non-operating items.  We experienced net other income during the three months ended September 30, 2004 as a result of settling a legal dispute with one of Correlant’s previous customers as discussed above, resulting in a one time gain of $774,000.  Additionally, Opta settled a dispute with this same Correlant customer, a stockholder of Opta, which resulted in a one time gain of $88,000.  These gains were somewhat offset by the increased interest expense incurred as a result of GoVideo’s line of credit, accrued at a higher default interest rate attributable to GoVideo’s non-compliance with certain debt covenants, and other subordinate debt.  Interest income remained fairly constant as a result of the slightly decreased cash and cash equivalents and short term investment balances offset by the slight increase in fixed income interest rates.

Liquidity and Capital Resources

The Company incurred a net loss of $3,784,000 during the three months ended September 30, 2004.  Additionally, cash used by operating activities was $3,269,000 during the three months ended September 30, 2004.  At September 30, 2004, the Company had an accumulated deficit of $109,395,000 and the Company’s sole operating subsidiary, GoVideo, was, and still is, in default under certain debt covenant provisions of its line of credit.  GoVideo is currently under a forbearance agreement with its lender which commenced March 1, 2005 and is due to expire on August 31, 2005.

Additionally, in June 2003 GoVideo borrowed substantial funds from TCL Industries, the majority stockholder of Opta, and Asia Focus Industrial Ltd., an entity affiliated with TCL Industries.  The purpose of the loans was to fund inventory purchases and operating expenses.  Both loans, which are subordinate to GoVideo’s line of credit, became due during fiscal year 2004.  GoVideo was unable to pay off the loans and extended the due date three times.  The current due date for the loan with TCL Industries is July 24, 2005.  The current due date for the loan with Asia Focus Industrial Ltd. is August 11, 2005.  Both loans are collateralized by 100% of the Common and Preferred Series D stock of Correlant Communications owned by Opta.  There can be no assurance that GoVideo will be able to pay the loans when they mature or that another extension can be successfully negotiated.

During fiscal 2004, Opta entered into a financing agreement with TCL Industries.  Opta ultimately loaned the funds to GoVideo to fund inventory purchases and operating expenses.  The financing agreement has been extended three times with a new maturity date of July 21, 2005. The loan is collateralized by 100% of the Common and Preferred Series D stock of Correlant Communications owned by Opta.

The above matters raise substantial doubt about the Company’s ability to continue as a going concern. Although Opta expects to incur additional losses during the remainder of fiscal 2005, the Company believes that it will have sufficient resources to continue normal operations.  The Company has taken steps to reorganize certain aspects of its business.  GoVideo replaced its Chief Executive Officer with the Chief Operating Officer of Opta on an interim basis to further evaluate the ongoing operations of GoVideo.  Additionally, GoVideo has undertaken cost reduction efforts, including reducing staff, realigning the roles and responsibilities of management and reducing other operating expenses in an attempt to return to profitability.  If the Company is unable to return to profitability as a result of this realignment, additional steps including, but not limited to, further cost reductions and eliminating some of its current activities, may be necessary.

The following table summarizes our cash flows for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 (in thousands):

	September 30, 2004	September 30, 2003

Net cash used by operating activities	$(3,269)	$(3,184)
Net cash used by investing activities	(856)	(4,346)
Net cash provided by financing activities	4,582	317

As of September 30, 2004, our principal source of liquidity included cash and cash equivalents and short-term investments of $21,942,000.  The net cash used by operating activities during the three months ended September 30, 2004 was primarily to fund the operating loss for the three months ended September 30, 2004.  The consumer electronics industry typically experiences an increase in revenues from September through December.  As a result, our accounts receivable increased as GoVideo customers purchased product from us to ramp up for the fourth quarter of calendar 2004.  Additionally, our accounts payables increased also as a result of GoVideo ramping up for sales during the fourth quarter of calendar 2004.  We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, the timing of product shipments, accounts receivable collections, inventory management and the timing of vendor payments.

For the three months ended September 30, 2004, our principal investing activities included the purchase of short-term investments with excess cash and the net purchase of property and equipment.

Financing activities for the three months ended September 30, 2004 consisted almost entirely of our subsidiary GoVideo receiving advances, and making payments on its available line of credit.  The net increase to GoVideo’s line of credit was a result of purchasing additional inventory in anticipation of increased revenues during the fourth quarter of calendar 2004.

Cash and Working Capital Requirements

At September 30, 2004, we had working capital of $19,362,000 compared to $25,045,000 at June 30, 2004.  The majority of the decrease in working capital was attributable to GoVideo’s increased borrowings to fund its operations, discussed in detail below, and to a lesser extent to fund our consolidated net loss.

In July 2003, GoVideo entered into a financing agreement last amended and restated in May 2004.  The original maximum line of credit available was $40,000,000 limited by a borrowing base determined by specific inventory and receivable balances, and provides for cash loans, letters of credit and acceptances.  The financing agreement, as amended, states that the line of credit will mature July 21, 2007.  Interest was originally charged at prime plus 1/2 percent.  The line of credit is collateralized by all of GoVideo’s assets and up to $5,000,000 of the credit facility is guaranteed by Opta.  Under the current credit facility, GoVideo is required to comply with certain financial covenants and conditions including minimum levels of net income.  GoVideo was unable to comply with the financial covenants by not earning the required minimum net income.  As a result, on June 1, 2004, interest began accruing at the default rate of prime plus 3 1/2%.

On November 1, 2004, GoVideo entered a forbearance agreement (“Agreement”) with its line of credit lender.  See Agreement details discussed at Note 20 of our Annual Report on Form 10-K filed with the SEC on February 18, 2005.  GoVideo was unable to cure the existing defaults under the terms of the original Agreement, which expired February 28, 2005, and was forced to extend the forbearance agreement (“Amended Agreement”) until August 31, 2005.  In the Amended Agreement, GoVideo agreed to the following significant conditions:

•                  To pay all the lender’s costs and expenses associated with existing default;

•                  To pay $100,000, in installments, for forbearance and other accommodations provided by the lender under the Amended Agreement;

•                  To pay no more than $100,000 toward any subordinate indebtedness; and

•                  To not incur capital expenditures in excess of $150,000.

The Agreement also called for the following modifications:

•                  A reduction of the maximum line to $20,000,000;

•                  A change to the minimum net income (loss) per month requirement for the period of February 1, 2005 through August 31, 2005; and

•                  A reduction in the borrowing base as determined by specific inventory and receivable balances.

The reduction of the maximum line to $20,000,000 could limit GoVideo’s ability to expand.  However, this most likely will not impact GoVideo as the current operating plan does not contemplate further growth until the current operating levels return to profitability.

As a result of GoVideo successfully extending its forbearance agreement through August 31, 2005, the current forecast shows the Company will have enough working capital to continue as a going concern for the 12 months following the date of this filing.  However, GoVideo may need to extend its forbearance agreement beyond the current expiration date of August 31, 2005 if the Company does not successfully execute its current cost reduction efforts.  If GoVideo requires an additional extension on its forbearance agreement, but is unable to obtain the extension, GoVideo will have to take steps towards liquidating significant assets in order to repay its lender.  This will likely lead to significant losses on the liquidation of these assets.  Additionally, should our capital requirements exceed cash available from operations we cannot assure that additional sources of financing would be available to us on commercially favorable terms, if at all.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than One Year	Greater Than One Year

Operating lease obligations	$1,432	$862	$570
Capital lease obligations	—	—	—
Inventory purchase obligations	33,272	33,272	—
Total contractual cash obligations	$34,704	$34,134	$570

The above inventory purchase obligations relate to our subsidiary GoVideo and are generally subject to renegotiation or cancellation at any time.

All our operating lease obligations are building leases.  On November 4, 2004 Correlant entered a lease termination agreement for its San Diego facility.  Correlant agreed to pay a termination payment of $370,000, a consideration fee of $4,000 and surrender all claims to the security deposit of $43,000.  Because the lease termination was entered subsequent to September 30, 2004, the amounts set forth above include Correlant’s original lease obligation.

Off-Balance Sheet Arrangements

At September 30, 2004, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Significant Trends

The following is a description of the most significant recent trends in our consumer electronic business segment:

Traditional consumer electronics continues to be exposed to downward price pressure.  We have responded, and will continue to respond to this negative trend through the introduction of new value-added products and models in home entertainment including MP3 players, DVD-related products and LCD displays and by increasing the number of unit sales.  The difficulty of this trend is managing through price decreases as we outsource all manufacturing.  Generally, we are able to obtain competitive pricing in all product categories.  However, managing the timing of future price decreases and obtaining forward pricing to protect our inventory as well as our customer’s inventory has been challenging.

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

DVD players and recorders. As a result of the dramatic expansion of the DVD market, DVD players have become commodity products and suffer from significant price competition.  The DVD Recorder + VCR has been one of our fastest growing product areas recently and we believe we are positioned to face the competition because of our strategic relationships with manufacturers, our expected reduction of manufacturing costs and our efforts to introduce new innovative, high-end and value-added products.

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

We will continue to invest in product development and the manufacturing process as we believe these are both critical to facilitate innovation of new and improved products and technologies.  We will also continue to improve our distribution network reach our targeted customers more efficiently.

Business Outlook

Since we filed our Annual Report on Form 10-K for the year ended June 30, 2004 with the SEC on February 18, 2005, we have focused, and will continue to focus on current operations, namely GoVideo, in an attempt to become a profitable company with the ability to generate a positive cash flow from operations.

Following the takeover of the Board of Directors of the Company on June 29, 2001,our primary strategy for business operations has been to restructure our unprofitable businesses, acquire undervalued companies (such as GoVideo) and focus on growth.  We aggressively sold, restructured or shutdown our businesses which were either not consistently generating cash from operations or which could have required future significant cash investments to become consistently cashflow positive.  As a result of this effort, we currently have one subsidiary with operations (GoVideo) and one subsidiary with no operations (Correlant) but with significant cash and short term investments.

We purchased GoVideo out of bankruptcy and have successfully grown GoVideo’s revenues since the purchase date.  Now that GoVideo has grown and has a larger market presence, our future focus will be to manage GoVideo’s current operations in an attempt to generate a profit and positive cash flow.  Looking into the future with respect to GoVideo, we expect to incur additional losses for the remainder of fiscal 2005.  As previously discussed, GoVideo has taken steps to reorganize certain aspects of its business and has undertaken cost reduction efforts, including reducing staff, realigning the roles and responsibilities of management and reducing other operating expenses in an attempt to return to profitability.  We will continue to focus on our current reorganization efforts.  If GoVideo is unable to return to profitability as a result of the current realignment, additional steps including, but not limited to, further cost reductions and the elimination of some of GoVideo’s current activities, may be necessary.

We successfully shut down Correlant’s historical operations in the unprofitable cable modem business, which reduced the cash outflow and preserved Correlant’s significant assets.  Looking into the future with respect to Correlant, we expect to maintain the current level of assets during the remainder of fiscal 2005 as Correlant has no current operations.  We will continue to seek market opportunities that can utilize Correlant’s significant assets to complement and improve the returns on our current operations.

Certain Factors That May Affect Future Results

Forward Looking Statements.  This Quarterly Report on Form 10-Q contains certain statements that are forward looking within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties.  Any statements contained herein (including, without limitation, statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof), that are not statements of historical fact should be construed as forward looking statements.   All statements that address operating performance, events or developments that our management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements.  These forward-looking statements are based on our management’s current views and assumptions regarding future events and operating performance.  Many factors could cause actual results to differ materially from estimates contained in our management’s forward-looking statements including the factors listed at pages 20 - 22.   The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.  Because of these and other factors that may affect our operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

GoVideo may need additional capital resources.  We believe GoVideo’s cash flow from operations, borrowings under its credit facility and related party debt are sufficient to fund existing operations for the foreseeable future.  See “Liquidity and Capital Resources.”  However, GoVideo may need additional capital to operate if:

•                  Market conditions change;

•                  Business plans or assumptions change;

•                  Material increases in working capital become necessary; or

•                  GoVideo’s lender calls or accelerates the repayment of its line of credit due to noncompliance with debt covenants as previously discussed.

The Company has experienced a history of recurring operating losses and may not have liquidity necessary to execute its strategy and return to profitability.  GoVideo is under a forbearance agreement with its lender on its line of credit due to financial covenant violations with respect to net losses incurred by GoVideo.  The Company recently successfully negotiated an extension of the forbearance period from the current expiration date of February 28, 2005 to August 31, 2005.  We believe this six month extension will allow the Company to execute its strategy of returning the Company to profitability.  Should the Company be unable to execute its strategies to return to profitability or should the Company need, but be unable to obtain, an extension beyond August 31, 2005, the Company may not have the liquidity to continue as a going concern.

The restatement and reaudit of our financial statements, the additional delays in subsequent filings and the potential for review of our financial disclosure could materially impact our business and results of operations.  Following the replacement of prior management, the new management began reviewing various transactions undertaken by old management prior to June 29, 2001.  During its preliminary investigation, new management identified certain material transactions undertaken by prior management that impact reported financial and operating results with respect to its consolidated financial statements for the fiscal years ended June 30, 2001, 2000 and 1999.  Due to the preliminary results, the Company dismissed the then existing independent accountants, hired new independent accountants and reaudited all periods under investigation.  The Company completed the restatement of previously reported financial statement in its Annual Report on Form 10-K for fiscal 2002 filed with the SEC on April 16, 2004.  Since the restatement and reaudit of our financial statements, we have been unable to become current with respect to all SEC required filings.

As a result of the restatement and reaudit of our financial statements for fiscal 2001, 2000 and 1999 and the resulting delay in filing SEC reports, the SEC or other governmental authorities may choose to review our SEC filings.  We received an SEC comment letter on March 8, 2005 with respect to our Form 10-K for the year ended June 30, 2004, and subsequently addressed all SEC comments.  In the future we may be required to take additional actions with respect to other filings.    If we are required to take other actions in response to, arising out of, or relating to the restatement and reaudit of our financial statements or other late filings, such actions may require significant attention and resources of management and, regardless of the outcome, could materially impact our business and results of operations.

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

The Company faces tough competition. The Company’s only operating subsidiary GoVideo plays a unique niche in a highly competitive industry: consumer electronics.  GoVideo competes against many well established companies including many original equipment manufacturers (“OEM”) who have substantially greater financial and other resources than the Company.  Additionally, the consumer electronics industry is empirically facing a trend of declining gross margin resulted from emerging global market and competition.  Although GoVideo was profitable in fiscal 2003, it was not profitable during fiscal 2004 nor during the three months ended September 30, 2004.  The competitive nature of the industry may further negatively affect the Company’s earnings if GoVideo is unable to quickly adapt to the technological and market changes of the industry.

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

Our stock price may not come back.  The Company’s stock was removed from OTC Bulletin Board as a result of the Company’s failure to timely submit its Annual Report on Form 10-K for fiscal 2002, 2003 and 2004.  Although we filed our Annual Reports on Form 10-K for fiscal 2002, 2003 and 2004 on April 16, 2004, August 24, 2004 and February 18, 2005, respectively, we are not eligible to trade on the OTC Bulletin Board until we become current in all our required filings or until we file a Form 10 and clear all comments with the SEC.  The current trading of the Company’s stock is sporadic and minimal and there is no established public trading market for our common stock. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

•                  Investments.  Our investments consist primarily of corporate debt and government securities.  Investments are stated at fair value based on quoted market prices obtained from an independent banker.  Investments are classified as available-for-sale based on management’s intended use.  As of September 30, 2004 the cost of our investments approximated fair value.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 151, Inventory Costs (“SFAS 151”), which revised Accounting Research Bulletin (“ARB”) 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”) which is a revision of SFAS 123 and supersedes Accounting Principles Board (“APB”) 25, Accounting for Stock Issued to Employees (“APB 25”). Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005.  SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

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

Foreign Currency Risk.   The majority of our transactions are denominated in the U.S. dollar.  Therefore, we do not have any hedging or similar foreign currency contracts.  To date, we have not experienced any material foreign currency exchange rate gains or losses associated with foreign currency transactions and do not expect any significant changes in foreign currency exposure in the near future.

Item 4 – Controls and Procedures:

In connection with the audit of our financial statements for the year ended June 30, 2004, Hein & Associates LLP (“Hein”), our independent auditors, informed the Board of Directors on January 19, 2005 of a “reportable condition” that constituted a “material weakness” in our internal control over financial reporting under standards established by the American Institute of Certified Public Accountants (“AICPA”), as previously reported in our Annual Report on Form 10-K for the year ended June 30, 2004.

Although the communication from our independent auditors did not specifically mention a weakness with respect to “disclosure controls and procedures,” management, including the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer concluded, that the material weakness conditions described in our Annual Report on Form 10-K for the year ended June 30, 2004 also relate to our disclosure controls and procedures as of September 30, 2004. The interim and longer term steps described in our Annual Report on Form 10-K for the year ended June 30, 2004 are applicable to improving the effectiveness of our disclosure controls and procedures.  We created a Disclosure Committee to ensure compliance with the disclosure controls and procedures and to evaluate the effectiveness of those controls and procedures on a regular basis.  Subsequent to the formation of the Disclosure Committee, Opta adopted a Disclosure Committee Charter (“Charter”).  The Company will provide a copy of our Charter, free of charge, upon written request sent to our principal executive office.

(b) Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  However, as a result of receiving notification of a “material weakness” from Hein, we are currently in the process of taking a number of steps to improve the effectiveness of our internal control, as previously reported in our annual Report on Form 10-K for the year ended June 30, 2004.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings:

From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of March 31, 2005, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the quarter ended September 30, 2004.

Issuer Purchases of Equity Securities

Date of Purchase	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
July 1 through July 31, 2004	None	—		None	None
August 1 through August 31, 2004	686,066		*	None	None
September 1 through September 30, 2004	None	—		None	None

* Pursuant to the terms of a settlement agreement reached with TurboComm, TurboComm delivered 686,066 shares of Opta, constituting all shares of Opta owned by TurboComm.

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

Item 3 - Defaults Upon Senior Securities	Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5 - Other Information

On April 5, 2005, Steve Davis tendered his resignation as chief financial officer of Opta.  Effective as of April 5, 2005, Sean Wang, Opta’s current chief operating officer, will serve as interim chief financial officer of Opta until Opta has completed a search for a new chief financial officer.

Sean Wang, 41, served as the Chief Financial Officer, from 2002 to 2004, of PacificNet, Inc., a company in Minneapolis, Minnesota whose shares are traded on NASDAQ (Symbol: PACT).  PacificNet, Inc., through its subsidiaries, invests, operates and provides value-added telecom services and products solutions in China.  From 1993 to 2002, Mr. Wang served as a managing director of Thian Bing Investments PTE, Ltd. in Singapore, an investment company in oil seeds planting, edible oil processing, packing materials and the other related industries.  Mr. Wang graduated from Hamline University in St. Paul, Minnesota with a Bachelor of Science in 1986 and from the University of Minnesota with a Masters of Business Administration in 1989.  Mr. Wang is not related to any members of the Board of Directors or executive officers of Opta and is not a party to any interested transactions with Opta, Correlant or GoVideo.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 10-K, filed February 18, 2005
3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Form 10, filed October 27, 1998
3.3	Amendment to Bylaws	Incorporated by reference to Exhibit 99.1 to Form 8-K, filed July 2, 2001
10.1	2000 Equity Incentive Plan	Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed April 4, 2000
10.2	Opta Executive Employment Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed October 15, 2001
10.3	Opta Systems, LLC dba GoVideo Executive Employment Agreement	Incorporated by reference to Exhibit 10.4 to Form 10-K, filed April 16, 2004
10.4	Opta LLC Interest Purchase Agreement between Registrant and Carmco Investment, LLC, dated April 17, 2003	Incorporated by reference to Exhibit 10.8 to Form 10-K, filed April 16, 2004
10.5	Sale agreement of TCL Digital dated December 20, 2003	Incorporated by reference to Exhibit 10.9 to Form 10-K, filed April 16, 2004
10.6	Current Lease – GoVideo Office Lease	Incorporated by reference to Exhibit 10.10 to Form 10-K, filed April 16, 2004
10.7	Current Lease – Go Video Lease for Commercial Space	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed April 16, 2004
10.8	Current Lease – Opta Corporation Executive Office Lease	Incorporated by reference to Exhibit 10.9 to Form 10-K, filed February 18, 2005
10.9	Debt agreement between GoVideo and T.C.L. Industries Holdings (H.K.) Limited, dated June 28, 2003, as amended	Incorporated by reference to Exhibit 10.10 to Form 10-K, filed February 18, 2005
10.10	Debt agreement between GoVideo and Asia Focus Industrial Ltd., dated June 12, 2003, as amended	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed February 18, 2005
10.11	Debt agreement between Opta and T.C.L. Industries Holdings (H.K.) Limited, dated October 21, 2003, as amended	Incorporated by reference to Exhibit 10.12 to Form 10-K, filed February 18, 2005
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTA CORPORATION
(Registrant)

Date: April 8, 2005	By:	/s/ YAN, Vincent Yong
YAN, Vincent Yong
President, Chief Executive Officer, Director