Form 10-Q
period 2004-12-31
OPTA CORP
filed 2005-05-20
CIK 789945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

[|X|]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-24999

_________________

OPTA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1947160
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1350 Bayshore Highway, Suite 740, Burlingame, CA 94010
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (650) 579-3610

_________________

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes No |X| (2) Yes |X| No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ______ No |X|

        The number of shares of Common Stock outstanding as of May 16, 2005 was 50,037,538.

FORM 10-Q INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2004
	(unaudited) and June 30, 2004	3
	Condensed Consolidated Statements of Operations (unaudited)
	for the Three and Six Months Ended December 31, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows (unaudited)
	for the Six Months Ended December 31, 2004 and 2003	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosure About Market Risk	25
Item 4	Controls and Procedures	25
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	25
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3	Defaults Upon Senior Securities	26
Item 4	Submission of Matters to a Vote of Security Holders	26
Item 5	Other Information	26
Item 6	Exhibits	26
SIGNATURE		28

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements:

OPTA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2004 (Unaudited)	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,668	$3,037
Short-term investments	17,870	17,643
Accounts receivable, net	38,830	25,528
Inventories, net	10,733	18,004
Income tax receivable	909	909
Prepaid expenses and other current assets	1,306	2,270

Total current assets	73,316	67,391

Property and equipment, net	1,107	1,083
Tradename	2,420	2,420
Other assets	190	226

Total assets	$77,033	$71,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$21,699	$15,833
Notes and interest payable to related parties	10,792	10,795
Accounts payable and accrued expenses	24,138	14,262
Accounts payable to related parties	--	170
Accrued restructuring charges	119	796
Warranty reserve	490	490

Total current liabilities	57,238	42,346

Non-controlling interest in subsidiaries	6,448	8,425

Stockholders' equity:
Preferred stock, Series A $.001 par value, 100 authorized,	--	--
4 shares issued and outstanding at December 31, 2004
and June 30, 2004
Common stock $.001par value, 100,000 authorized,
64,241 shares issued and 50,037 outstanding at December 31,
2004 and 64,241 shares issued and 50,724 outstanding at June 30, 2004	64	64
Additional paid-in capital	128,442	128,431
Less: treasury stock at cost, 14,204 shares at December 31, 2004 and	(2,478)	(2,410)
13,517 at June 30, 2004
Accumulated deficit	(112,566)	(105,611)
Accumulated other comprehensive loss	(115)	(125)

Total stockholders' equity	13,347	20,349

Total liabilities and stockholders'equity	$77,033	$71,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net revenues:
Products	$50,772	$36,472	$89,541	$57,236
Products - related party	--	107	--	163

Total net revenues	50,772	36,579	89,541	57,399

Cost of net revenues:
Products	47,996	32,107	88,279	51,627
Products - related party	--	54	--	92

Total cost of net revenues	47,996	32,161	88,279	51,719

Gross profit (loss)	2,776	4,418	1,262	5,680
Operating expenses:
Selling, general and administrative	4,374	4,820	6,057	7,831
Research and development	1,018	764	1,302	2,041
Impairment of assets	--	3	--	36

Total operating expenses	5,392	5,587	7,359	9,908

Loss from operations	(2,616)	(1,169)	(6,097)	(4,228)

Other income (expense):
Interest income	106	230	211	338
Interest expense	(685)	(290)	(1,331)	(460)
Equity in loss of joint venture	--	(479)	--	(647)
Other	(4)	1,057	859	1,238

Total other income (expense), net	(583)	518	(261)	469

Loss before income taxes and non-	(3,199)	(651)	(6,358)	(3,759)
controlling interest
Provision (benefit) for income taxes	--	5	--	10

Loss before non-controlling interest	(3,199)	(656)	(6,358)	(3,769)
Non-controlling interest in (income) loss
of consolidated subsidiaries	28	515	(597)	924

Net loss	$(3,171)	$(141)	$(6,955)	$(2,845)

Net loss per common share - basic and
diluted:	$(0.06)	$(0.00)	$(0.14)	$(0.05)

Weighted average common shares
outstanding - basic and diluted:	50,038	53,413	50,269	56,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

Six Months Ended
	Six Months Ended December 31,
	2004	2003
Operating activities
Net loss	$(6,955)	$(2,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for excess and obsolete inventory	2,559	1,885
Gain on treasury stock obtained during settlement	(842)	(179)
Gain on sale of joint venture	--	(1,053)
Equity in loss of joint venture	--	647
Depreciation and amortization	224	121
Stock compensation expense (reversal) recorded by subsidiary	--	(104)
Impairment of assets	--	36
Non-controlling interest in income (loss) subsidiary	597	(924)
Non-cash recovery of bad debt	(1,946)	--
Changes in operating assets and liabilities:	--	--
Accounts receivable, net	(13,302)	(14,079)
Accounts receivable from related parties, net	--	(60)
Inventories, net	5,602	(4,421)
Prepaid expenses and other current assets	964	(16)
Income tax receivable	--	2,217
Other assets	36	(85)
Accrued restructuring charges	(677)	1,031
Accounts payable and accrued expenses	8,986	914
Accounts payable to related parties	--	97
Interest payable to related parties	(3)	183
Warranty reserve	--	(109)

Cash used by operating activities	(4,757)	(16,744)

Investing activities
Purchases of property and equipment	(278)	(379)
Proceeds from sale of property and equipment	30	--
Payments received on notes receivable from related parties	--	1,592
Proceeds from sale of short-term investments	925	--
Proceeds from sale of joint venture	--	3,762
Purchase of short-term investments	(1,136)	(6,310)

Cash used by investing activities	(459)	(1,335)

Financing activities
Proceeds from advances on line of credit	84,285	40,530
Payments on line of credit	(78,419)	(31,145)
Purchase of treasury stock	--	(1,272)
Purchase of treasury stock by subsidiary	(19)	--
Proceeds from issuance of stock by subsidiary	--	1
Proceeds from notes payable	--	4,500

Cash provided by financing activities	5,847	12,614

Net increase (decrease) in cash and cash equivalents	631	(5,465)
Cash and cash equivalents at beginning of period	3,037	12,044

Cash and cash equivalents at end of period	$3,668	$6,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

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

The results of operations for the interim periods presented are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending June 30, 2005. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, as permitted by SEC rules and regulations for interim reporting. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the results of operations.

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

As of December 31, 2004, our only significant operating subsidiary was Opta Systems, LLC a Delaware LLC (“Opta Systems” or “GoVideo”). GoVideo, established in 1984, designs and manufactures product lines in the consumer electronics industry, including MP3 Rave MP branded players, digital video disc (“DVD”) players, portable DVDs, DVD-Video Cassette Recorder (“VCR”) Combos, Dual-Deck VCRs, DVD Recorders, DVD Recorder + VCRs, and LCD TVs. GoVideo holds various patents covering Dual-Deck technology as well as other electronics products and systems. GoVideo was purchased as part of the Company’s strategic direction of investing in companies which will benefit from the Company’s strategic relationships with Asian consumer electronic manufacturers. We owned 100% of GoVideo during all periods presented.

As of December 31, 2004, we had one significant non-operating subsidiary, Correlant Communications, Inc. (formerly TurboNet Communications, Inc.) (“Correlant”). In March 1999, the Company acquired 94.5% of the issued and outstanding common shares of Correlant representing an 81% ownership interest. Correlant designed, developed and marketed telecommunications products to cable operators, network service providers, and communications network users in the United States and Asian countries. As a result of declining margins and demand for its products, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem business effective December 23, 2003. Correlant, together with Opta, will continue to explore either acquiring or investing in other businesses to utilize its assets. As of December 31, 2004, we owned 73.6% of Correlant’s outstanding common stock, which represented a 62.5% ownership interest.

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Delays in Reporting

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 is being filed after the required due date as a result of restating financial information included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 as previously filed with the Securities and Exchange Commission (“SEC”) on April 16, 2004. As a result of the restatement, our Form 10-K for the fiscal years ended June 30, 2003 and June 30, 2004 and our Quarterly Report on Form 10-Q for the three months ended September 30, 2004, which were filed August 24, 2004, February 18, 2005 and April 8, 2005, respectively, were also filed after the due date.

Note 3 – Liquidity and Going Concern

The Company incurred a net loss of $6,955,000 during the six months ended December 31, 2004. Additionally, cash used by operating activities was $4,757,000 during the six months ended December 31, 2004. At December 31, 2004, the Company had an accumulated deficit of $112,566,000 and the Company’s sole operating subsidiary, GoVideo, was, and still is, in default under certain debt covenant provisions of its line of credit. GoVideo is currently under a forbearance agreement with its lender which commenced March 1, 2005 and is due to expire on August 31, 2005. See note 11.

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

Note 4 – Recently Issued Accounting Standards

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

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS 148, the following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation awards, and recognized expense over the applicable award vesting period (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net loss, as reported	$(3,171)	$(141)	$(6,955)	$(2,845)
Add: Stock-based employee compensation
expense (reversal) included in reported	--	(36)	--	(76)
net loss
Less: Stock-based employee compensation
(expense) reversal determined under
fair value based method for all awards,
net of related tax effects
	--	28	--	203

Pro-forma net loss	$(3,171)	$(149)	$(6,955)	$(2,718)

Basic and diluted net loss per share, as
reported	$(0.06)	$(0.00)	$(0.14)	$(0.05)

Pro-forma basic and diluted net loss per
share	$(0.06)	$(0.00)	$(0.14)	$(0.05)

The pro-forma effect for the years presented is not likely to be representative of the pro-forma effect on reported net income or loss in future years because these amounts reflect less than four years of vesting.

Note 6 – Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. There were no employee stock options or common stock warrants outstanding as of December 31, 2004 or 2003. There were no shares contingently issuable in connection with share exchange agreements as of December 31, 2004 and 356,000 shares contingently issuable in conection with share exchange agreements as of December 31, 2003. Contingently issuable shares were not considered in calculating diluted net loss per common share as their effect would be anti-dilutive. As a result, for all periods presented, the Company’s basic and diluted net income (loss) per share are the same.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net loss, as reported	$(3,171)	$(141)	$(6,955)	$(2,845)
Opta's portion of the change in Correlant's unrealized
gain (loss) on short term investments
	(76)	(36)	10	(38)

Comprehensive loss	$(3,247)	$(177)	$(6,945)	$(2,883)

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Separation costs for terminated employees and contractors	Facilities closing	Other	Total restructuring charges
Balance at June 30, 2003	$--	$--	$--	$--
Fiscal 2004 restructuring charges	890	583	372	1,845
Cash payments	(628)	(49)	(372)	(1,049)

Balance at June 30, 2004	262	534	--	796
Cash payments	(222)	(455)	--	(677)

Balance at December 31, 2004	$40	$79	$--	$119

Note 9 –Litigation Settlement

On July 30, 2004, Correlant reached a settlement agreement with one of its stockholders and major vendors, TurboComm Technologies, Inc (“TurboComm”). Under the agreement, Correlant dismissed its lawsuit against TurboComm and in exchange Turbocomm transferred 700,000 shares of Series A Preferred Stock of Correlant and 300,000 shares of Series C Preferred Stock of Correlant owned by TurboComm to Correlant. Both parties mutually agreed to release and discharge any and all claims that each may have against the other party. This transaction resulted in a $1,946,000 recovery of bad debt included in Selling, general and administrative expense, and a $774,000 gain included in Other income (expense) on the consolidated statement of operations for the six months ended December 31, 2004.

On August 31, 2004 Opta reached a settlement agreement with TurboComm. Under the agreement, TurboComm paid Opta $20,000 and delivered 686,000 shares of Opta, constituting all shares owned by TurboComm. Both parties mutually agreed to release and discharge any and all claims that each may have against the other party. This transaction resulted in an $88,000 gain included in Other income (expense) on the consolidated statement of operations for the six months ended December 31, 2004.

Note 10 – Segment and Geographic Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group. Our chief operating decision maker is the Chief Executive Officer. We are organized geographically and by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the primary basis for which the allocation of resources and financial results are assessed is product type. During the three and six months ended December 31, 2004 we operated in one segment through our subsidiary GoVideo, which was the distribution of innovative, high performance consumer electronic products. During the three and six months ended December 31, 2003, we operated in an additional segment through our subsidiary Correlant, which was the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and digital subscriber line (“DSL”) access and networking devices and development.

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s businesses and operating segments (in thousands):

	Three Months Ended December 31,		As of or for the Six Months Ended December 31,
	2004	2003	2004	2003
Broadband Internet access products:
Net revenues	$--	$373	$--	$517

Cost of net revenues	--	157	--	241

Gross profit	--	216	--	276
Income (loss) from operations	$(208)	$(1,992)	$1,579	$(3,590)

Total assets			$18,180	$21,342

Consumer electronics:
Net revenues	50,772	36,206	89,541	56,882
Cost of net revenues	47,996	32,004	88,279	51,478

Gross profit	2,776	4,202	1,262	5,404
Income (loss) from operations	$(2,008)	$1,477	$(6,630)	$718

Total assets			$57,648	$37,299

Total operating segments:
Net revenues	$50,772	$36,579	$89,541	$57,399
Cost of net revenues	47,996	32,161	88,279	51,719

Gross profit	2,776	4,418	1,262	5,680
Loss from operations attributable to operating segments	$(2,216)	$(515)	$(5,051)	$(2,872)

Total assets attributable to operating segments			$75,828	$58,641

Disclosed in the table below is the reconciliation of the loss from operations attributable to operating segments to loss from continuing operations before income taxes and non-controlling interest and total assets attributable to operating segments to total assets (in thousands):

	Three Months Ended December 31,		As of or for the Six Months Ended December 31,
	2004	2003	2004	2003
Loss from operations attributable to operating segments	$ (2,216)	$(515)	$(5,051)	$(2,872)
Corporate general and administrative expenses	400	652	1,046	1,354
Total other income (expense), net	(583)	516	(261)	467

Loss before income taxes and non-controlling interest	$ (3,199)	$(651)	$(6,358)	$(3,759)

Total assets attributable to operating segments			$75,828	$58,641
Total assets attributable to non-reporting segments			1,205	4,982

Total assets			$77,033	$63,623

Geographic Information

During the three and six months ended December 31, 2004 and 2003, we recorded net revenues throughout the U.S., Asia and Europe as determined by the final destination of the product.

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes total net revenues attributable to significant countries (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Asia	$136	$275	$236	$331
U.S.	50,636	36,223	89,305	56,981

Europe and other	--	81	--	87

	$50,772	$36,579	$89,541	$57,399

Presented below is information regarding identifiable assets from continuing operations, classified by operations located in the U.S. and Asia (in thousands):

	December 31,
	2004	2003
U.S.	$76,525	$63,249
Asia	508	374

	$77,033	$63,263

Note 11 – Subsequent Events

On November 1, 2004, GoVideo entered a forbearance agreement (“Agreement”) with its line of credit lender. See Agreement details discussed at Note 20 of our Annual Report on Form 10-K as filed with the SEC on February 18, 2005. GoVideo was unable to cure the existing defaults under the terms of the Agreement, which expired February 28, 2005, and was forced to extend the forbearance agreement (“Amended Agreement”) until August 31, 2005. In the Amended Agreement, GoVideo agreed to the following significant conditions:

•	To pay all the lender's costs and expenses associated with the existing default;
•	To pay $100,000, in installments, for forbearance and other accommodations provided by the lender under the Amended Agreement;
•	To pay no more than $100,000 toward any subordinate indebtedness; and
•	To not incur capital expenditures in excess of $150,000.

The Agreement also called for the following modifications:

•	A reduction of the maximum line to $20,000,000;
•	A change to the minimum net income (loss) per month requirement for the period of February 1, 2005 through August 31, 2005; and
•	A reduction in the borrowing base as determined by specific inventory and receivable balances.

The reduction of the maximum line to $20,000,000 could limit GoVideo’s ability to expand. However, this most likely will not impact GoVideo as the current operating plan does not contemplate further growth until the current operating levels return to profitability.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an executive overview and description of Opta’s business. This is followed by a discussion of why we were unable to timely file our Form 10-Q for the three months ended December 31, 2004. The next discussion relates to our results of operations for the three and six months ended December 31, 2004 compared to the three and six months ended December 31, 2003.

After the results of operations, we analyze the changes in our cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.” We then address current “Significant Trends” in the consumer electronics industry and our “Business Outlook” from December 31, 2004. We conclude this MD&A with (I) a discussion of the Critical Accounting Estimates we believe are important to understanding the assumptions and judgments incorporated in our reported financial results; and (II) Recently Issued Accounting Standards and the impact they had or will have on our results of operations.

Executive Overview and Description of Business

Opta, a Delaware corporation, is a holding company and we conduct our business through our subsidiaries. We presently develop, manage, and operate emerging consumer electronics and communications companies, focusing on developing next generation consumer electronics and communication products. We provide our subsidiaries with capital and strategic and infrastructure services. Currently, GoVideo is our sole operating subsidiary. GoVideo’s strategy is to develop, market, and distribute innovative, high performance consumer electronic products that incorporate advanced technology, ease of use, and superior industrial design. Main products include consumer electronic products such as the MP3 Rave MP branded players, digital video disc (“DVD”)-Video Cassette Recorder Combos (“DVR”), Dual-Deck VCRs, DVD Recorders and the DVD Recorder + VCR. GoVideo’s current marketing strategy is to sell products with the support of independent sales representatives specific to certain geographic territories throughout the United States and who also represent many other brand name consumer electronic products. GoVideo currently sells its product lines directly to retailers nationwide including numerous national and regional chains, catalog accounts, specialty stores, warehouse clubs and home shopping channels.

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

Explanatory Note – Changes in Management and Delays in Reporting

On June 29, 2001, a majority of our stockholders, led by TCL, were successful in a solicitation to gain control of Opta and replace prior management of the Company. On June 29, 2001, new directors and officers were appointed and the then existing directors and officers were immediately removed from office. Following the termination of our relationship with prior independent accountants, new management concluded that a reaudit of the financial statements for fiscal 2001, 2000 and 1999 was required. Effective July 24, 2002, we engaged our new independent accountants to reaudit and restate these prior periods. The Company completed such restatements in its Annual Report on Form 10-K for fiscal 2002 filed with the SEC on April 16, 2004. The late filing of our Annual Report on Form 10-K for fiscal 2002 caused our Annual Reports on Form 10-K for fiscal 2003 and 2004 and our Quarterly Report on Form 10-Q for September 30, 2004, which were filed August 24, 2004, February 18, 2005 and April 8, 2005, respectively, to also be late.

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and six months ended December 31, 2004 compared to the three and six months ended December 31, 2003 (in thousands):

	Three Months Ended December 31				Six Months Ended December 31
	2004	2003	$ Change	% Change	2004	2003	$ Change	% Change
Revenues	$50,772	$36,579	$14,193	39%	$89,541	$57,399	$32,142	56%
Gross profit (loss)	2,776	4,418	(1,642)	(37%)	1,262	5,680	(4,418)	(78%)
As a percentage of revenues	5%	12%			1%	10%
Selling, general and administrative	4,374	4,820	(446)	(9%)	6,057	7,831	(1,774)	(23%)
Research and development	1,018	764	254	33%	1,302	2,041	(739)	(36%)
Other income (expense)	(583)	518	(1,101)	(213%)	(261)	469	(730)	(156%)

Revenues

The increase in overall revenues for the three and six months ended December 31, 2004 as compared to the three and six months ended December 31, 2003, was primarily attributable to the following factors:

•	GoVideo’s increased product offerings, primarily the DVD Recorder + VCR, which was introduced during the second quarter of fiscal 2004 and the MP3 Rave MP branded product (“MP3”) which was introduced during the first quarter of fiscal 2005.
•	Net revenues attributable to the new DVD Recorder + VCR totaled $13,479,000 and $23,591,000 during the three and six months ended December 31, 2004, respectively as compared to $1,465,000 for both the three and six months ended December 31, 2003.
•	Net revenues attributable to the MP3 totaled $19,071,000 and $20,498,000 during the three and six months ended December 31, 2004, respectively as compared to no net revenue during the three and six months ended December 31, 2003.
•	GoVideo’s increased ability to purchase products for resale during the three and six months ended December 31, 2004 as compared to the three and six months ended December 31, 2004. This increased ability was a result of obtaining a line of credit and additional subordinate debt. As GoVideo was emerging from bankruptcy, the majority of the products purchased for resale during the three and months ended December 31, 2003, were prepaid. This severely restrained product purchases.

Nearly 100% of our revenues were generated from domestic sales during the three and six months ended December 31, 2004 and 2003. We expect this trend to continue as the majority of our revenues are attributable to GoVideo.

Gross Profit (loss) including Cost of Revenues

The decrease in gross profit dollars and gross profit percentage for the three and six months ended December 31, 2004 as compared to the three and six months ended December 31, 2003 was due to the following:

•	The liquidation of GoVideo’s significantly overstocked and overpriced inventory of DVD recorders and DVD Recorders + VCRs, the majority of which was liquidated during the three months ended September 30, 2004. During the three months ended September 30, 2004, GoVideo had committed outstanding orders to purchase DVD recorders and DVD Recorders + VCRs as the prices of these products began to drop substantially. Although GoVideo was able to cancel and/or renegotiate some outstanding orders, it was not sufficient to mitigate the substantial price drop. As a result, DVD recorders were liquidated at a negative 16% gross profit while DVD Recorders + VCRs were liquidated at a negative 5% gross profit. These two products represent approximately 27% of our revenues for the three months ended September 30, 2004.
•	$890,000 reserve for noncancellable purchase commitments during the three months ended December 31, 2004; and o The continual downward price pressure experienced by the overall consumer electronics market.

The above decreases were somewhat offset by the gross margin realized by the MP3, which contributed $3,656,000 and $3,956,000 during the three and six months ended December 31, 2004, respectively, as compared to no gross margin during the three and six months ended December 31, 2003.

Although we anticipate continued pressure on the selling prices of our different consumer electronics products, we are taking steps to counter the impact of this price erosion by continuing to implement cost reduction efforts in the manufacture of our products and by introducing new, lower cost technology driven products to the market.

Operating Expenses

Selling, general and administrative (SG&A). SG&A expense consists primarily of personnel costs for our sales, administrative and support staff, allowance for doubtful accounts, legal and accounting fees and advertising and product promotional expenses. The decrease in SG&A expenses for the three and six months ended December 31, 2004 as compared to the three and six months ended December 31, 2003 was due to the following:

•	The shut down of Correlant’s historical operations which contributed $208,000 and $367,000 to SG&A during the three and six months ended December 31, 2004, respectively as compared to $1,733,000 and $2,393,000 during the three and six months ended December 31, 2003, respectively.
•	The one time recovery of bad debt associated with settling a legal dispute, during the six months ended December 31, 2004, with one of Correlant’s previous customers. The recovery totaled $1,946,000.

The above decrease was slightly offset by the following:

•	Increased sales and marketing efforts expended to launch the new MP3 brand, Rave MP3, during the three and six months ended December 31, 2004;
•	Increased sales and marketing dollars offered to customers as an incentive to purchase GoVideo brand products as opposed to competitor’s product that already exists in the market; and
•	Increased headcount to support GoVideo’s growing business needs as a result of the increased revenues.

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

Research and development (R&D). R&D expenses consist primarily of personnel costs of employees engaged in research, design and development activities and, to a lesser extent, design prototype material expenditures and equipment and supplies required to develop new products and enhance existing products. The decrease in R&D expenses for the three and six months ended December 31, 2004 as compared to the three and six months ended December 31, 2003 was directly related to the shut down of Correlant’s historical operations. Correlant had no R&D expenses during the three and six months ended December 31, 2004 as compared to $1,473,000 and $476,000 during the three and six months ended December 31, 2003, respectively.

We continue to invest in the future by funding product development and enhancement. However, research and development expenditures may decrease as a result of GoVideo’s reorganization efforts discussed above.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense, foreign exchange gain (loss) and other non-operating items. We experienced net other expense during the three and six months ended December 31, 2004 as a result of interest expense related to GoVideo’s debt. GoVideo’s interest expense increased during the three and six months ended December 31, 2004 as compared to the three and six months ended December 31, 2003 as a result of GoVideo’s increased debt principal. Additionally, interest expense was incurred at a higher default interest rate attributable to GoVideo’s non-compliance with certain debt covenants. The interest expense was somewhat offset by settling a legal dispute with one of Correlant’s previous customers as discussed above, resulting in a one time gain of $774,000. Additionally, Opta settled a dispute with this same Correlant customer, a stockholder of Opta, which resulted in a one time gain of $88,000. Both gains were realized during the three months ended September 30, 2004. Interest income remained fairly constant during all periods presented as a result of the slightly decreased cash and cash equivalents and short term investment balances offset by the slight increase in fixed income interest rates.

Liquidity and Capital Resources

The Company incurred a net loss of $6,955,000 during the six months ended December 31, 2004. Additionally, cash used by operating activities was $4,757,000 during the six months ended December 31, 2004. At December 31, 2004, the Company had an accumulated deficit of $112,566,000 and the Company’s sole operating subsidiary, GoVideo, was, and still is, in default under certain debt covenant provisions of its line of credit. GoVideo is currently under a forbearance agreement with its lender which commenced March 1, 2005 and is due to expire on August 31, 2005.

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

The following table summarizes our cash flows for the six months ended December 31, 2004 compared to the six months ended December 31, 2003 (in thousands):

	December 31, 2004	December 31, 2003
Net cash used by operating activities	$(4,757)	$(16,744)
Net cash used by investing activities	(459)	(1,355)
Net cash provided by financing activities	5,847	12,614

As of December 31, 2004, our principal source of liquidity included cash and cash equivalents and short-term investments of $21,538,000. The net cash used by operating activities during the six months ended December 31, 2004 was primarily to fund the operating loss. The consumer electronics industry typically experiences an increase in revenues from September through December. As a result, our accounts receivable increased as GoVideo customers purchased product from us to ramp up for the fourth quarter of calendar 2004. And as of December 31, 2004, customer receivables remained high. Additionally, our accounts payables increased also as a result of GoVideo ramping up for sales during the fourth quarter of calendar 2004. We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, the timing of product shipments, accounts receivable collections, inventory management and the timing of vendor payments.

For the six months ended December 31, 2004, our principal investing activities included the net purchase of short- term investments with excess cash and the net purchase of property and equipment.

Financing activities for the six months ended December 31, 2004 consisted almost entirely of our subsidiary GoVideo receiving advances, and making payments on its available line of credit. The net increase to GoVideo’s line of credit was a result of purchasing additional inventory in anticipation of increased revenues during the fourth quarter of calendar 2004, which had not yet been paid down at December 31, 2004.

Cash and Working Capital Requirements

At December 31, 2004, we had working capital of $16,078,000 compared to $25,045,000 at June 30, 2004. The majority of the decrease in working capital was attributable to GoVideo’s increased borrowings to fund its operations, discussed in detail below, and to a lesser extent to fund our consolidated net loss.

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

On November 1, 2004, GoVideo entered a forbearance agreement (“Agreement”) with its line of credit lender. See Agreement details discussed at Note 20 of our Annual Report on Form 10-K filed with the SEC on February 18, 2005. GoVideo was unable to cure the existing defaults under the terms of the original Agreement, which expired February 28, 2005, and was forced to extend the forbearance agreement (“Amended Agreement”) until August 31, 2005. In the Amended Agreement, GoVideo agreed to the following significant conditions:

•	To pay all the lender's costs and expenses associated with existing default;
•	To pay $100,000, in installments, for forbearance and other accommodations provided by the lender under the Amended Agreement;
•	To pay no more than $100,000 toward any subordinate indebtedness; and
•	To not incur capital expenditures in excess of $150,000.

The Agreement also called for the following modifications:

•	A reduction of the maximum line to $20,000,000;
•	A change to the minimum net income (loss) per month requirement for the period of February 1, 2005 through August 31, 2005; and
•	A reduction in the borrowing base as determined by specific inventory and receivable balances.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than One Year	Greater Than One Year
Operating lease obligations	$545	$503	$42
Capital lease obligations	--	--	--
Inventory purchase obligations	32,274	32,274	--

Total contractual cash obligations	$32,819	$32,777	$42

All our operating lease obligations are building leases. On November 4, 2004 Correlant entered a lease termination agreement for its San Diego facility. Correlant agreed to pay a termination payment of $370,000, a consideration fee of $4,000 and surrender all claims to the security deposit of $43,000. Because the lease termination was entered prior to December 31, 2004, the amounts set forth above do not include Correlant’s original lease obligation. Therefore, the Correlant lease termination accounts for the major decrease in operating lease commitments from September 30, 2004.

The above inventory purchase obligations are entered as part of the normal course of business by our subsidiary GoVideo and are generally subject to renegotiation and cancellation at any time. Of these purchase obligations approximately $5,443,000, were noncancellable commitments. Subsequent to December 31, 2004, the Company incurred losses of approximately $890,000 on the noncancellable purchase commitments, which has been accrued at December 31, 2004.

Off-Balance Sheet Arrangements

At December 31, 2004, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Certain Factors That May Affect Future Results

Forward Looking Statements. This Quarterly Report on Form 10-Q contains certain statements that are forward looking within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. Any statements contained herein (including, without limitation, statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof), that are not statements of historical fact should be construed as forward looking statements. All statements that address operating performance, events or developments that our management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. These forward-looking statements are based on our management’s current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in our management’s forward-looking statements including the factors listed at pages 20 — 22. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things. Because of these and other factors that may affect our operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.

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

The restatement and reaudit of our financial statements, the additional delays in subsequent filings and the potential for review of our financial disclosure could materially impact our business and results of operations. Following the replacement of prior management, the new management began reviewing various transactions undertaken by old management prior to June 29, 2001. During its preliminary investigation, new management identified certain material transactions undertaken by prior management that impact reported financial and operating results with respect to its consolidated financial statements for the fiscal years ended June 30, 2001, 2000 and 1999. Due to the preliminary results, the Company dismissed the then existing independent accountants, hired new independent accountants and reaudited all periods under investigation. The Company completed the restatement of previously reported financial statements in its Annual Report on Form 10-K for fiscal 2002 filed with the SEC on April 16, 2004. Since the restatement and reaudit of our financial statements, we have been unable to become current with respect to all SEC required filings.

We received an SEC comment letter on March 8, 2005 with respect to our Form 10-K for the year ended June 30, 2004, and subsequently addressed all SEC comments. In a letter dated March 29, 2005, the SEC stated it will make no further comments. In the future we may be required to take additional actions with respect to other filings. If we are required to take other actions in response to, arising out of, or relating to the restatement and reaudit of our financial statements or other late filings, such actions may require significant attention and resources of management and, regardless of the outcome, could materially impact our business and results of operations.

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

The Company faces tough competition. The Company’s only operating subsidiary GoVideo plays a unique niche in a highly competitive industry: consumer electronics. GoVideo competes against many well established companies including many original equipment manufacturers (“OEM”) who have substantially greater financial and other resources than the Company. Additionally, the consumer electronics industry is empirically facing a trend of declining gross margin resulted from emerging global market and competition. Although GoVideo was profitable in fiscal 2003, it was not profitable during fiscal 2004 nor during the six months ended December 31, 2004. The competitive nature of the industry may further negatively affect the Company’s earnings if GoVideo is unable to quickly adapt to the technological and market changes of the industry.

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

We are exposed to the risks associated with the decision to cease cable modem-related business by Correlant, our subsidiary. The Company is actively seeking a viable business model for Correlant to maximize our stockholders’ interest. Even if a viable business model is found that will correspond with Correlant’s available cash size, there is still no guarantee the model will succeed. We successfully reduced Correlant’s cash burn rate by winding down Correlant’s historical operations in the cable modem industry. However, since shutting down the operations, which was substantially completed March 2004, we have been unable to identify and secure a viable business plan that will utilize Correlant’s assets.

Our stock price may not come back. The Company’s stock was removed from OTC Bulletin Board as a result of the Company’s failure to timely submit its Annual Report on Form 10-K for fiscal 2002, 2003 and 2004. Although we filed our Annual Reports on Form 10-K for fiscal 2002, 2003 and 2004 and our Quarterly Report on Form 10-Q for September 30, 2004 on April 16, 2004, August 24, 2004, February 18, 2005 and April 8, 2005, respectively, we are not eligible to trade on the OTC Bulletin Board until we become current in all our required filings or until we file a Form 10 and clear all comments with the SEC. The current trading of the Company’s stock is sporadic and minimal and there is no established public trading market for our common stock. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

•	Revenue recognition. We recognize revenue upon passage of title of our product in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B. At the time revenue is recognized, GoVideo records an allowance for estimated sales returns based on estimates derived from historical trends. Sales returns are recorded with net revenues. GoVideo also establishes an allowance for estimated payment term discounts expected to be taken by customers based on analysis of historical trends. Payment term discounts granted are recorded in net revenues.

•	Warranty Reserves. Go Video provides limited labor and parts warranties on certain of its products for a maximum of one year. Go Video records a warranty reserve based upon historical experience and an estimate of total exposure associated with products sold to consumers through retail outlets.

•	Bad debt reserves. We conduct business and extend credit based on an evaluation of our customers’ financial condition generally without requiring collateral. Exposure to losses on trade receivables is expected to vary by customer due to the financial condition of each customer. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. Delinquent notes and trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk based on historical trends and an evaluation of the impact of current and projected economic conditions. We evaluate the past-due status of our notes and related parties and trade receivables based on contractual terms of sale. If the financial condition of our customers were to deteriorate, this could result in an impairment of ability to make payments, and additional allowances may be required.

•	Related party transactions. We have significant related party transactions and agreements; many of which are complex. We believe such transactions have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different.

•	Inventories. GoVideo’s inventory consists of mostly finished goods, some of which are in transit from its contract manufacturer. Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

•	Investments. Our investments consist primarily of corporate debt and government securities. Investments are stated at fair value based on quoted market prices obtained from an independent banker. Investments are classified as available-for-sale based on management’s intended use. As of December 31, 2004 the cost of our investments approximated fair value.

•	Impairment of other long-lived assets. Other long-lived assets, such as property and equipment, are amortized or depreciated over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If the asset has been impaired, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

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

Although the communication from our independent auditors did not specifically mention a weakness with respect to “disclosure controls and procedures,” management, including the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer concluded, that the material weakness conditions described in our Annual Report on Form 10-K for the year ended June 30, 2004 also relate to our disclosure controls and procedures as of December 31, 2004. The interim and longer term steps described in our Annual Report on Form 10-K for the year ended June 30, 2004 are applicable to improving the effectiveness of our disclosure controls and procedures. We created a Disclosure Committee to ensure compliance with the disclosure controls and procedures and to evaluate the effectiveness of those controls and procedures on a regular basis. Subsequent to the formation of the Disclosure Committee, Opta adopted a Disclosure Committee Charter (“Charter”). The Company will provide a copy of our Charter, free of charge, upon written request sent to our principal executive office.

(b)     Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, as a result of receiving notification of a “material weakness” from Hein, we are currently in the process of taking a number of steps to improve the effectiveness of our internal control, as previously reported in our Annual Report on Form 10-K for the year ended June 30, 2004.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings:

From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of May 16, 2005, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

Item 2 – Unregistered Sales of Equity Securities and Use ofProceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the quarter ended December 31, 2004.

Issuer Purchases of Equity Securities

Date of Purchase	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
October 1 through	None	-	None	None
October 31, 2004
November 1 through	None	-	None	None
November 30, 2004
December 1 through	None	-	None	None
December 31, 2004

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

Item 3 — Defaults Upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5 — Other Information

Not Applicable

Item 6 — Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1
to Form 10-K, filed February 18, 2005
3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2
to Form 10, filed October 27, 1998
3.3	Amendment to Bylaws	Incorporated by reference to Exhibit
99.1 to Form 8-K, filed July 2, 2001
10.1	2000 Equity Incentive Plan	Incorporated by reference to Exhibit A
to Proxy Statement on Schedule 14A filed
April 4, 2000
10.2	Opta Executive Employment Agreement	Incorporated by reference to Exhibit
10.11 to Form 10-K, filed October 15,
2001
10.3	Sale agreement of TCL Digital dated December	Incorporated by reference to Exhibit
	20, 2003	10.9 to Form 10-K, filed April 16, 2004
10.4	Current Lease – GoVideo Office Lease	Incorporated by reference to Exhibit
10.10 to Form 10-K, filed April 16, 2004
10.5	Current Lease – Go Video Lease for Commercial	Incorporated by reference to Exhibit
	Space	10.11 to Form 10-K, filed April 16, 2004
10.6	Current Lease – Opta Corporation Executive	Incorporated by reference to Exhibit
	Office Lease	10.9 to Form 10-K, filed February 18,
2005

Exhibit Number	Description of Exhibit	Method of Filing
10.7	Debt agreement between GoVideo and T.C.L.	Incorporated by reference to Exhibit
	Industries Holdings (H.K.) Limited, dated June	10.10 to Form 10-K, filed February 18,
	28, 2003, as amended	2005
10.8	Debt agreement between GoVideo and Asia Focus	Incorporated by reference to Exhibit
	Industrial Ltd., dated June 12, 2003, as	10.11 to Form 10-K, filed February 18,
	amended	2005
10.9	Debt agreement between Opta and T.C.L.	Incorporated by reference to Exhibit
	Industries Holdings (H.K.) Limited, dated	10.12 to Form 10-K, filed February 18,
	October 21, 2003, as amended	2005
31.1	Certification of Principal Executive Officer	Filed herewith
Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002
31.2	Certification of Principal Financial Officer	Filed herewith
Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002
32.1	Certification Pursuant to Section 1350	Filed herewith
Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2005	OPTA CORPORATION (Registrant) BY: /S/ YAN, Vincent Yong —————————————— YAN, Vincent Yong President, Chief Executive Officer, Director