Form 10-Q
period 2005-03-31
OPTA CORP
filed 2005-05-20
CIK 789945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
        (1) Yes |X| No |_|
        (2) Yes |X| No |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

        The number of shares of Common Stock outstanding as of May 16, 2005 was 50,037,538.

FORM 10-Q INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2005
	(unaudited) and June 30, 2004	3
	Condensed Consolidated Statements of Operations (unaudited)
	for the Three and Nine Months Ended March 31, 2005 and 2004	4
	Condensed Consolidated Statements of Cash Flows (unaudited)
	for the Nine Months Ended March 31, 2005 and 2004	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosure About Market Risk	25
Item 4	Controls and Procedures	25
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	25
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3	Defaults Upon Senior Securities	26
Item 4	Submission of Matters to a Vote of Security Holders	26
Item 5	Other Information	26
Item 6	Exhibits	26
SIGNATURE		28

PART I. FINANCIAL INFORMATION

Item 1 — Financial Statements:

OPTA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2005 (Unaudited)	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,947	$3,037
Short-term investments	17,045	17,643
Accounts receivable, net	17,376	25,528
Inventories, net	18,458	18,004
Income tax receivable	909	909
Prepaid expenses and other current assets	2,086	2,270

Total current assets	57,821	67,391

Property and equipment, net	1,070	1,083
Tradename	2,420	2,420
Other assets	232	226

Total assets	$61,543	$71,120

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$13,975	$15,833
Notes and interest payable to related parties	10,873	10,795
Accounts payable and accrued expenses	22,150	14,262
Accounts payable to related parties	--	170
Accrued restructuring charges	--	796
Warranty reserve	490	490

Total current liabilities	47,488	42,346

Non-controlling interest in subsidiaries	6,438	8,425

Stockholders' equity:
Preferred stock, Series A $.001 par value, 100 authorized,	--	--
4 shares issued and outstanding at March 31, 2005
and June 30, 2004
Common stock $.001par value, 100,000 authorized,
64,241 shares issued and 50,037 outstanding at March 31, 2005
and 64,241 shares issued and 50,724 outstanding at June 30, 2004	64	64
Additional paid-in capital	128,442	128,431
Less: treasury stock at cost, 14,204 shares at March 31, 2005 and	(2,478)	(2,410)
13,517 at June 30, 2004
Accumulated deficit	(118,243)	(105,611)
Accumulated other comprehensive loss	(168)	(125)
Total stockholders' equity	7,617	20,349

Total liabilities and stockholders' equity	$61,543	$71,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net revenues:
Products	$18,980	$31,932	$108,521	$89,168
Products - related party	--	--	--	163

Total net revenues	18,980	31,932	108,521	89,331

Cost of net revenues:
Products	20,850	29,332	109,129	80,959
Products - related party	--	--	--	92

Total cost of net revenues	20,850	29,332	109,129	81,051

Gross profit (loss)	(1,870)	2,600	(608)	8,280
Operating expenses:
Selling, general and administrative	2,712	2,910	8,769	10,741
Research and development	621	394	1,923	2,435
Impairment of assets	--	--	--	36

Total operating expenses	3,333	3,304	10,692	13,212

Loss from operations	(5,203)	(704)	(11,300)	(4,932)

Other income (expense):
Interest income	105	112	316	450
Interest expense	(570)	(216)	(1,901)	(676)
Equity in loss of joint venture	--	2,380	--	1,733
Other	--	5	859	1,243

Total other income (expense), net	(465)	2,281	(726)	2,750

Income (loss) before income taxes and non-	(5,668)	1,577	(12,026)	(2,182)
controlling interest
Provision (benefit) for income taxes	--	(9)	--	1

Income (loss) before non-controlling interest	(5,668)	1,586	(12,026)	(2,183)
Non-controlling interest in (income) loss
of consolidated subsidiaries	(9)	(2,224)	(606)	(1,300)

Net loss	$(5,677)	$(638)	$(12,632)	$(3,483)

Net loss per common share - basic and
diluted:	$(0.11)	$(0.01)	$(0.25)	$(0.06)

Weighted average common shares
outstanding - basic and diluted:	50,038	51,860	50,193	55,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(12,632)	$(3,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for excess and obsolete inventory	3,346	1,885
Gain on treasury stock obtained during settlement	(842)	(179)
Gain on sale of joint venture	--	(1,053)
Equity in loss of joint venture	--	647
Depreciation and amortization	378	352
Stock compensation expense (reversal) recorded by subsidiary	--	(104)
Impairment of assets	--	36
Non-controlling interest in income (loss) subsidiary	606	(1,080)
Non-cash recovery of bad debt	(1,946)	--
Non-cash reversal of restructuring over accrual	(78)	--
Changes in operating assets and liabilities:
Accounts receivable, net	8,152	(16,779)
Accounts receivable from related parties, net	--	(63)
Inventories, net	(3,800)	(5,488)
Prepaid expenses and other current assets	184	(1,197)
Income tax receivable	--	2,218
Other assets	(6)	(93)
Accrued restructuring charges	(718)	564
Accounts payable and accrued expenses	7,888	(677)
Accounts payable to related parties	--	97
Interest payable to related parties	78	148
Warranty reserve	--	(198)

Cash provided (used) by operating activities	610	(24,447)

Investing activities
Purchases of property and equipment	(395)	(442)
Proceeds from sale of property and equipment	30	--
Payments received on notes receivable from related parties	--	1,592
Proceeds from sale of short-term investments	1,523	--
Proceeds from sale of joint venture	--	3,762
Purchase of short-term investments	(981)	(2,283)

Cash provided by investing activities	177	2,629

Financing activities
Proceeds from advances on line of credit	117,178	73,319
Payments on line of credit	(119,036)	(59,634)
Purchase of treasury stock	--	(2,006)
Purchase of treasury stock by subsidiary	(19)	--
Proceeds from issuance of stock by subsidiary	--	1
Proceeds from notes payable	--	4,500

Cash provided (used) by financing activities	(1,877)	16,180

Net increase (decrease) in cash and cash equivalents	(1,090)	(5,638)
Cash and cash equivalents at beginning of period	3,037	12,044

Cash and cash equivalents at end of period	$1,947	$6,406

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

As of March 31, 2005, our only significant operating subsidiary was Opta Systems, LLC a Delaware LLC (“Opta Systems” or “GoVideo”). GoVideo, established in 1984, designs and manufactures product lines in the consumer electronics industry, including MP3 Rave MP branded players, digital video disc (“DVD”) players, portable DVDs, DVD-Video Cassette Recorder (“VCR”) Combos, Dual-Deck VCRs, DVD Recorders, DVD Recorder + VCRs, and LCD TVs. GoVideo holds various patents covering Dual-Deck technology as well as other electronics products and systems. GoVideo was purchased as part of the Company’s strategic direction of investing in companies which will benefit from the Company’s strategic relationships with Asian consumer electronic manufacturers. We owned 100% of GoVideo during all periods presented.

As of March 31, 2005, we had one significant non-operating subsidiary, Correlant Communications, Inc. (formerly TurboNet Communications, Inc.) (“Correlant”). In March 1999, the Company acquired 94.5% of the issued and outstanding common shares of Correlant representing an 81% ownership interest. Correlant designed, developed and marketed telecommunications products to cable operators, network service providers, and communications network users in the United States and Asian countries. As a result of declining margins and demand for its products, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem business effective December 23, 2003. Correlant, together with Opta, will continue to explore either acquiring or investing in other businesses to utilize its assets. As of March 31, 2005, we owned 73.6% of Correlant’s outstanding common stock, which represented a 62.5% ownership interest.

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Liquidity and Going Concern

The Company incurred a net loss of $12,632,000 during the nine months ended March 31, 2005. At March 31, 2005, the Company had an accumulated deficit of $118,243,000 and the Company’s sole operating subsidiary, GoVideo, was, and still is, in default under certain debt covenant provisions of its line of credit. GoVideo is currently under a forbearance agreement with its lender which commenced March 1, 2005 and is due to expire on August 31, 2005. See note 10.

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

Note 3 – Recently Issued Accounting Standards

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

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 – Stock-Based Compensation

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

In accordance with SFAS 148, the following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation awards, and recognized expense over the applicable award vesting period (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net loss, as reported	$(5,677)	$ (638)	$(12,632)	$(3,483)

Add: Stock-based employee compensation
expense (reversal) included in reported net loss	--	--	--	(76)

Less: Stock-based employee compensation
(expense) reversal determined under
fair value based method for all awards,
net of related tax effects	--	(23)	--	180

Pro-forma net loss	$(5,677)	$ (661)	$(12,632)	$(3,379)

Basic and diluted net loss per share, as
reported	$(0.11)	$ (0.01)	$(0.25)	$(0.06)

Pro-forma basic and diluted net loss per
share	$(0.11)	$ (0.01)	$(0.25)	$(0.06)

The pro-forma effect for the years presented is not likely to be representative of the pro-forma effect on reported net income or loss in future years because these amounts reflect less than four years of vesting.

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. There were no employee stock options, common stock warrants outstanding or shares contingently issuable in connection with share exchange agreements as of March 31, 2005 or 2004.

Note 6 – Comprehensive Income (Loss)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net loss, as reported	$(5,677)	$(638)	$(12,632)	$(3,483)
Opta's portion of the change in Correlant's unrealized
gain (loss) on short term investments	(53)	33	(43)	(5)

Comprehensive loss	$(5,730)	$(605)	$(12,675)	$(3,488)

Note 7 – Restructuring Charges

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

	Separation costs for terminated employees and contractors	Facilities closing	Other	Total restructuring charges
Balance at June 30, 2003	$--	$--	$--	$--
Fiscal 2004 restructuring charges	890	583	372	1,845
Cash payments	(628)	(49)	(372)	(1,049)

Balance at June 30, 2004	262	534	--	796
Cash payments	(262)	(456)	--	(718)
Reversal of over accrual	--	(78)	--	(78)

Balance at March 31, 2005	$--	$--	$--	$--

Note 8 –Litigation Settlement

On July 30, 2004, Correlant reached a settlement agreement with one of its stockholders and major vendors, TurboComm Technologies, Inc (“TurboComm”). Under the agreement, Correlant dismissed its lawsuit against TurboComm and in exchange Turbocomm transferred 700,000 shares of Series A Preferred Stock of Correlant and 300,000 shares of Series C Preferred Stock of Correlant owned by TurboComm to Correlant. Both parties mutually agreed to release and discharge any and all claims that each may have against the other party. This transaction resulted in a $1,946,000 recovery of bad debt included in Selling, general and administrative expense, and a $774,000 gain included in Other income (expense) on the consolidated statement of operations for the nine months ended March 31, 2005.

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 31, 2004 Opta reached a settlement agreement with TurboComm. Under the agreement, TurboComm paid Opta $20,000 and delivered 686,000 shares of Opta, constituting all shares owned by TurboComm. Both parties mutually agreed to release and discharge any and all claims that each may have against the other party. This transaction resulted in an $88,000 gain included in Other income (expense) on the consolidated statement of operations for the nine months ended March 31, 2005.

Note 9 – Line of Credit

On November 1, 2004, GoVideo entered a forbearance agreement (“Agreement”) with its line of credit lender. See Agreement details discussed at Note 20 of our Annual Report on Form 10-K as filed with the SEC on February 18, 2005. GoVideo was unable to cure the existing defaults under the terms of the Agreement, which expired February 28, 2005, and was forced to extend the forbearance agreement (“Amended Agreement”) until August 31, 2005. In the Amended Agreement, GoVideo agreed to the following significant conditions:

•	To pay all the lender's costs and expenses associated with the existing default;
•	To pay $100,000, in installments, for forbearance and other accommodations provided by the lender under the Amended Agreement;
•	To pay no more than $100,000 toward any subordinate indebtedness; and o To not incur capital expenditures in excess of $150,000.

The Agreement also called for the following modifications:

•	A reduction of the maximum line to $20,000,000;
•	A change to the minimum net income (loss) per month requirement for the period of February 1, 2005 through August 31, 2005; and
•	A reduction in the borrowing base as determined by specific inventory and receivable balances.

The reduction of the maximum line to $20,000,000 could limit GoVideo’s ability to expand. However, this most likely will not impact GoVideo as the current operating plan does not contemplate further growth until the current operating levels return to profitability.

Note 10 – Segment and Geographic Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group. Our chief operating decision maker is the Chief Executive Officer. We are organized geographically and by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the primary basis for which the allocation of resources and financial results are assessed is product type. During the three and nine months ended March 31, 2005 we operated in one segment through our subsidiary GoVideo, which was the distribution of innovative, high performance consumer electronic products. During the three and nine months ended March 31, 2004, we operated in an additional segment through our subsidiary Correlant, which was the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and digital subscriber line (“DSL”) access and networking devices and development.

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following table presents a summary of the Company’s businesses and operating segments (in thousands):

	Three Months Ended March 31,		As of or for the Nine Months Ended March 31,
	2005	2004	2005	2004

Broadband Internet access products:
Net revenues	$--	$87	$--	$604

Cost of net revenues	--	18	--	259

Gross profit	--	69	--	345
Income (loss) from operations	$(69)	$(683)	$1,510	$(4,273)

Total assets			$18,006	$19,774

Consumer electronics:
Net revenues	18,980	31,845	108,521	88,727
Cost of net revenues	20,850	29,314	109,129	80,792

Gross profit	(1,870)	2,531	(608)	7,935
Income (loss) from operations	$(4,616)	$592	$(11,246)	$1,310

Total assets			$42,589	$40,812

Total operating segments:
Net revenues	$18,980	$31,932	$108,521	$89,331
Cost of net revenues	20,850	29,332	109,129	81,051

Gross profit (loss)	(1,870)	2,600	(608)	8,280
Income (loss) from operations attributable to operating
Segments	$(4,685)	$(91)	$(9,736)	$(2,963)

Total assets attributable to operating segments			$60,595	$60,587

Disclosed in the table below is the reconciliation of the loss from operations attributable to operating segments to loss from continuing operations before income taxes and non-controlling interest and total assets attributable to operating segments to total assets (in thousands):

	Three Months Ended March 31,		As of or for the Nine Months Ended March 31,
	2005	2004	2005	2004
Income (loss) from operations attributable to operating	$ (4,685)	$(91)	$(9,736)	$(2,963)
segments
Corporate general and administrative expenses	518	615	1,564	1,969
Total other income (expense), net	(465)	2,283	(726)	2,750

Income (loss) before income taxes and non-controlling
interest	$ (5,668)	$1,577	$(12,026)	$(2,182)

Total assets attributable to operating segments			$60,595	$60,587
Total assets attributable to non-reporting segments			948	3,676

Total assets			$61,543	$64,263

Geographic Information

During the three and nine months ended March 31, 2005 and 2004, we recorded net revenues throughout the U.S., Asia and Europe as determined by the final destination of the product.

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes total net revenues attributable to significant countries (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Asia	$283	$47	$519	$378
U.S.	18,697	32,799	108,002	89,780

Europe and other
	--	40	--	127

	$18,980	$32,886	$108,521	$90,285

Presented below is information regarding identifiable assets from continuing operations, classified by operations located in the U.S. and Asia (in thousands):

	March 31,
	2005	2004
U.S.	$61,090	$63,889
Asia	453	374

	$61,543	$64,263

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with an executive overview and description of Opta’s business. The next discussion relates to our results of operations for the three and nine months ended March 31, 2005 compared to the three and nine months ended March 31, 2004.

After the results of operations, we analyze the changes in our cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.” We then address current “Significant Trends” in the consumer electronics industry and our “Business Outlook” from March 31, 2005. We conclude this MD&A with (I) a discussion of the Critical Accounting Estimates we believe are important to understanding the assumptions and judgments incorporated in our reported financial results; and (II) Recently Issued Accounting Standards and the impact they had or will have on our results of operations.

Executive Overview and Description of Business

Opta, a Delaware corporation, is a holding company and we conduct our business through our subsidiaries. We presently develop, manage, and operate emerging consumer electronics and communications companies, focusing on developing next generation consumer electronics and communication products. We provide our subsidiaries with capital and strategic and infrastructure services. Currently, GoVideo is our sole operating subsidiary. GoVideo’s strategy is to develop, market, and distribute innovative, high performance consumer electronic products that incorporate advanced technology, ease of use, and superior industrial design. Main products include consumer electronic products such as the MP3 Rave MP branded players, digital video disc (“DVD”)-Video Cassette Recorder Combos (“DVR”), Dual-Deck VCRs, DVD Recorders and the DVD Recorder + VCR. GoVideo’s current marketing strategy is to sell products with the support of independent sales representatives specific to certain geographic territories throughout the United States who also represent many other brand name consumer electronic products. GoVideo currently sells its product lines directly to retailers nationwide including numerous national and regional chains, catalog accounts, specialty stores, warehouse clubs and home shopping channels.

Our business strategy in the consumer electronic segment is to leverage our significant experience in the consumer electronics market, increase the GoVideo brand recognition by introducing products in Asia, and continue our product development to bring to our customers compelling new products with superior quality and ease-of-use.

Two of the major challenges facing Opta are managing liquidity and rapid product price declines. Liquidity has been, and will continue to be, an issue for us as we have grown our subsidiary, GoVideo, out of bankruptcy. Our majority shareholder, TCL Industries Holdings (H.K.) Limited (“TCL Industries”), has been instrumental in assisting GoVideo obtain credit from vendors, which has helped us work through some liquidity issues. We plan to continue to utilize the relationship with our majority shareholder by sourcing more products from them. This will be a challenging and important part of GoVideo’s strategy to manage liquidity.

The consumer electronics industry is constantly facing new trends and challenges, the most prominent of which is severe price competition. We expect competition to intensify in the future. The rapid price declines experienced during fiscal 2005 strained our operations and financial resources. Therefore, another challenge facing GoVideo during periods of rapidly declining product sales price, is managing inventory while balancing the need to meet the demands of our customers quickly. Our strategy to combat the price competition is to continue to focus on the development of lower-cost consumer electronics, continue the evaluation of potential new products and work with our contract manufacturers to reduce the purchase price of our products.

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and nine months ended March 31, 2005 compared to the three and nine months ended March 31, 2004 (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change
Revenues	$18,980	$31,932	$(12,952)	(41%)	$108,521	$89,331	$19,190	21%
Gross profit (loss)	(1,870)	2,600	(4,470)	(172%)	(608)	8,280	(8,888)	(107%)
As a percentage of revenues	(10% )	8%			(1% )	9%
Selling, general and administrative	2,712	2,910	(198)	(7%)	8,769	10,741	(1,972)	(18%)
Research and development	621	394	227	58%	1,923	2,435	(512)	(21%)
Other income (expense)	(465)	2,281	(2,746)	(120%)	(726)	2,750	(3,476)	(126%)

Revenues

In the consumer electronics industry, revenues generated during the first calendar quarter of any year are typically the weakest, due largely to the seasonally high purchases during the fourth calendar quarter. However, in addition to the typical decrease, revenues were down substantially during the three months ended March 31, 2005 as compared to revenues generated during the three months ended March 31, 2004 as a result of:

•	The continual pricing pressures that are traditional in the consumer electronics market;
•	The inability to negotiate a competitive product purchase price from contract manufacturers; and
•	Customers going straight to contract manufacturers to purchase products.

The decrease discussed above was somewhat offset by GoVideo’s increased product offerings, primarily the MP3 Rave MP branded product (“MP3”) which was introduced during the first quarter of fiscal 2005. Net revenues attributable to the MP3 totaled $2,097,000 during the three months ended March 31, 2005 as compared to no net revenue during the three months ended March 31, 2004.

The increase in overall revenues for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004, was primarily attributable to GoVideo’s increased product offerings most notably the DVD Recorder + VCR, which was introduced during the second quarter of fiscal 2004 and the MP3 product discussed above. Net revenues attributable to the new DVD Recorder + VCR totaled $27,643,000 during the nine months ended March 31, 2005 as compared to $11,900,000 for the nine months ended March 31, 2004. Net revenues attributable to the MP3 totaled $22,558,000 during the nine months ended March 31, 2005 as compared to no net revenue during the nine months ended March 31, 2004.

The increase in overall revenues for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 discussed above, was somewhat offset by the decrease in other existing product sales, including the DVD recorder. Net revenues attributable to the DVD recorder decreased $10,771,000 to $47,235,000 during the nine months ended March 31, 2005 from $58,006,000 during the nine months ended March 31, 2004.

Nearly 100% of our revenues were generated from domestic sales during the three and nine months ended March 31, 2005 and 2004. We expect this trend to continue as long as GoVideo sales are our main source of revenues. Gross Profit (loss) including Cost of Revenues

The decrease in gross profit (loss) dollars and gross profit (loss) percentage for the three and nine months ended March 31, 2005 as compared to the three and nine months ended March 31, 2004 was due to the following:

•	The liquidation of GoVideo’s significantly overstocked and overpriced inventory of DVD recorders, DVD Recorders + VCRs and MP3 players. At certain times during both the three and the nine months ended March 31, 2005 GoVideo had committed outstanding orders as the prices of these products began to drop substantially. Although GoVideo was able to cancel and/or renegotiate some outstanding orders, it was not sufficient to mitigate the substantial price drop. As a result, GoVideo had to liquidate a substantial amount of inventory at negative gross profit.
•	$890,000 reserve for noncancellable purchase commitments during the nine months ended March 31, 2005;
•	$1,082,000 and $1,696,000 net increase to the inventory valuation during the three and nine months ended March 31,2005, respectively; and
•	The continual downward price pressure experienced by the overall consumer electronics market.

We anticipate continued pressure on the selling prices of GoVideo’s different consumer electronics products for the foreseeable future.

Operating Expenses

Selling, general and administrative (SG&A). SG&A expense consists primarily of personnel costs for our sales, administrative and support staff, allowance for doubtful accounts, legal and accounting fees and advertising and product promotional expenses. The decrease in SG&A expenses for the three and nine months ended March 31, 2005 as compared to the three and nine months ended March 31, 2004 was due to the following:

•	The shut down of Correlant’s historical operations which contributed $69,000 and $436,000 to SG&A during the three and nine months ended March 31, 2005, respectively as compared to $622,000 and $3,015,000 during the three and nine months ended March 31, 2004, respectively.
•	The one time recovery of bad debt associated with settling a legal dispute, during the nine months ended March 31, 2005, with one of Correlant’s previous customers. The recovery totaled $1,946,000.

The above decrease was slightly offset by the following:

•	Increased sales and marketing efforts expended to launch the new MP3 brand, Rave MP3, during the three and nine months ended March 31, 2005;
•	Increased sales and marketing dollars offered to customers as an incentive to purchase GoVideo brand products as opposed to competitor’s product that already exists in the market;
•	Increased headcount to support GoVideo’s growing business needs as a result of the increased revenues; and
•	$611,000 increase in GoVideo’s bad debt related to past due customers during the nine months ended March 31, 2005 as compared to March 31, 2004.

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

Research and development (R&D). R&D expenses consist primarily of personnel costs of employees engaged in research, design and development activities and, to a lesser extent, design prototype material expenditures and equipment and supplies required to develop new products and enhance existing products. The increase in R&D expense during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was attributable to the increased personnel costs to support GoVideo’s expanded product offerings. The decrease in R&D expenses for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 was directly related to the shut down of Correlant’s historical operations. Correlant incurred no R&D expenses during the nine months ended March 31, 2005 as compared to $1,603,000 during the nine months ended March 31, 2004. This decrease was somewhat offset by the increased R&D expense attributable to GoVideo’s expanded product offerings as previously discussed.

We continue to invest in the future by funding product development and enhancement. However, research and development expenditures may decrease as a result of GoVideo’s reorganization efforts discussed above.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense, foreign exchange gain (loss) and other non-operating items. We experienced net other expense during the three and nine months ended March 31, 2005 as a result of interest expense related to GoVideo’s debt. GoVideo’s interest expense increased during the three and nine months ended March 31, 2005 as compared to the three and nine months ended March 31, 2004 as a result of GoVideo’s increased average debt principal. Additionally, interest expense was incurred at a higher default interest rate attributable to GoVideo’s non-compliance with certain debt covenants. The interest expense was somewhat offset by settling a legal dispute with one of Correlant’s previous customers as discussed above, resulting in a one time gain of $774,000. Additionally, Opta settled a dispute with this same Correlant customer, a stockholder of Opta, which resulted in a one time gain of $88,000. Both gains were realized during the three months ended September 30, 2004. Interest income remained fairly constant during all periods presented as a result of the slightly decreased cash and cash equivalents and short term investment balances offset by the slight increase in fixed income interest rates.

Liquidity and Capital Resources

The Company incurred a net loss of $12,632,000 during the nine months ended March 31, 2005. At March 31, 2005, the Company had an accumulated deficit of $118,243,000 and the Company’s sole operating subsidiary, GoVideo, was, and still is, in default under certain debt covenant provisions of its line of credit. GoVideo is currently under a forbearance agreement with its lender which commenced March 1, 2005 and is due to expire on August 31, 2005.

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

The following table summarizes our cash flows for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 (in thousands):

	March 31, 2005	March 31, 2004
Net cash provided (used) by operating activities	$610	$(24,447)
Net cash provided (used) by investing activities	177	2,629
Net cash provided (used) by financing activities	(1,877)	16,180

As of March 31, 2005, our principal source of liquidity included cash and cash equivalents and short-term investments of $18,992,000. The net cash provided by operating activities during the nine months ended March 31, 2005 was primarily due to the collection of customer accounts receivables and increased accounts payable as a result of managing GoVideo’s liquidity, offset by the consolidated operating loss. We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, the timing of product shipments, accounts receivable collections, inventory management and the timing of vendor payments.

For the nine months ended March 31, 2005, our principal investing activities included the net sales of short-term investments and the net purchase of property and equipment.

Financing activities for the nine months ended March 31, 2005 consisted almost entirely of our subsidiary GoVideo receiving advances, and making payments on its available line of credit. The net decrease to GoVideo’s line of credit was a result of paying down the principal as GoVideo received payments from customers.

Cash and Working Capital Requirements

At March 31, 2005, we had working capital of $10,333,000 compared to $25,045,000 at June 30, 2004. The majority of the decrease in working capital was attributable to (a) the decrease in GoVideo’s accounts receivable due to lower revenues during the quarter ended March 31, 2005, (b) the increase in GoVideo’s accounts payable as a result of managing GoVideo’s liquidity issues, and (c) to our consolidated net loss.

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

On November 1, 2004, GoVideo entered a forbearance agreement (“Agreement”) with its line of credit lender. See Agreement details discussed at Note 20 of our Annual Report on Form 10-K filed with the SEC on February 18, 2005. GoVideo was unable to cure the existing defaults under the terms of the original Agreement, which expired February 28, 2005, and was forced to extend the forbearance agreement (“Amended Agreement”) until August 31, 2005. In the Amended Agreement, GoVideo agreed to the following significant conditions:

•	To pay all the lender's costs and expenses associated with existing default;
•	To pay $100,000, in installments, for forbearance and other accommodations provided by the lender under the Amended Agreement;
•	To pay no more than $100,000 toward any subordinate indebtedness; and o To not incur capital expenditures in excess of $150,000.

The Agreement also called for the following modifications:

•	A reduction of the maximum line to $20,000,000;
•	A change to the minimum net income (loss) per month requirement for the period of February 1, 2005 through August 31, 2005; and
•	A reduction in the borrowing base as determined by specific inventory and receivable balances.

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than One Year	Greater Than One Year
Operating lease obligations	$385	$385	$ --
Capital lease obligations	--	--	--
Inventory purchase obligations	10,833	10,833	--

Total contractual cash obligations	$11,218	$11,218	$ --

All our operating lease obligations are building leases.

The above inventory purchase obligations are entered as part of the normal course of business by our subsidiary GoVideo and are generally subject to renegotiation and cancellation at any time

Off-Balance Sheet Arrangements

At March 31, 2005, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We purchased GoVideo out of bankruptcy and have grown GoVideo’s revenues since the purchase date. Now that GoVideo has grown and has a larger market presence, our future focus will be to manage GoVideo’s current operations in an attempt to generate a profit and positive cash flow. Looking into the future with respect to GoVideo, we expect to incur additional losses for the remainder of fiscal 2005. As previously discussed, GoVideo has taken steps to reorganize certain aspects of its business and has undertaken cost reduction efforts, including reducing staff, realigning the roles and responsibilities of management and reducing other operating expenses in an attempt to return to profitability. We will continue to focus on our current reorganization efforts. If GoVideo is unable to return to profitability as a result of the current realignment, additional steps including, but not limited to, further cost reductions and the elimination of some of GoVideo’s current activities, may be necessary.

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

If GoVideo revenues continue to decrease for an extended period of time, we could experience further operating losses and could have to make additional reductions in operating expenses to meet our obligations. GoVideo revenues were down 42% during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Additionally, revenues during the three months ended March 31, 2005 were down 63% and 51% from the three months ended December 31, 2004 and the three months ended September 30, 2004, respectively. Given the challenging economic environment and the business challenges facing GoVideo, we are expecting lower revenues through the end of fiscal 2005. Should revenues continue to decrease for an extended period of time, we could experience further operating losses and could have to take additional steps including, but not limited to, further cost reductions and the elimination of current activities, to meet our obligations.

The restatement and reaudit of our financial statements, the additional delays in subsequent filings and the potential for review of our financial disclosure could materially impact our business and results of operations. Following the replacement of prior management, the new management began reviewing various transactions undertaken by old management prior to June 29, 2001. During its preliminary investigation, new management identified certain material transactions undertaken by prior management that impact reported financial and operating results with respect to its consolidated financial statements for the fiscal years ended June 30, 2001, 2000 and 1999. Due to the preliminary results, the Company dismissed the then existing independent accountants, hired new independent accountants and reaudited all periods under investigation. The Company completed the restatement of previously reported financial statements in its Annual Report on Form 10-K for fiscal 2002 filed with the SEC on April 16, 2004. Until this filing, we were unable to become current with respect to all SEC required filings.

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

The Company faces tough competition. The Company’s only operating subsidiary GoVideo plays a unique niche in a highly competitive industry: consumer electronics. GoVideo competes against many well established companies including many original equipment manufacturers (“OEM”) who have substantially greater financial and other resources than the Company. Additionally, the consumer electronics industry is empirically facing a trend of declining gross margin resulted from emerging global market and competition. Although GoVideo was profitable in fiscal 2003, it was not profitable during fiscal 2004 nor during the nine months ended March 31, 2005. The competitive nature of the industry may further negatively affect the Company’s earnings if GoVideo is unable to quickly adapt to the technological and market changes of the industry.

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

•	Revenue recognition. We recognize revenue upon passage of title of our product in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B. At the time revenue is recognized, GoVideo records an allowance for estimated sales returns based on estimates derived from historical trends. Sales returns are recorded with net revenues. GoVideo also establishes an allowance for estimated payment term discounts expected to be taken by customers based on analysis of historical trends. Payment term discounts granted are recorded in net revenues.

•	Warranty Reserves. Go Video provides limited labor and parts warranties on certain of its products for a maximum of one year. Go Video records a warranty reserve based upon historical experience and an estimate of total exposure associated with products sold to consumers through retail outlets.

•	Bad debt reserves. We conduct business and extend credit based on an evaluation of our customers’ financial condition generally without requiring collateral. Exposure to losses on trade receivables is expected to vary by customer due to the financial condition of each customer. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. Delinquent notes and trade accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk based on historical trends and an evaluation of the impact of current and projected economic conditions. We evaluate the past-due status of our notes and related parties and trade receivables based on contractual terms of sale. If the financial condition of our customers were to deteriorate, this could result in an impairment of ability to make payments, and additional allowances may be required.

•	Related party transactions. We have significant related party transactions and agreements; many of which are complex. We believe such transactions have been accounted for at fair value. We utilized our best estimate of the value of these transactions and agreements. Had alternative assumptions been used, the values obtained may have been different.

•	Inventories. GoVideo’s inventory consists of mostly finished goods, some of which are in transit from its contract manufacturer. Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

•	Investments. Our investments consist primarily of corporate debt and government securities. Investments are stated at fair value based on quoted market prices obtained from an independent banker. Investments are classified as available-for-sale based on management’s intended use. As of March 31, 2005 the cost of our investments approximated fair value.

•	Impairment of other long-lived assets. Other long-lived assets, such as property and equipment, are amortized or depreciated over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If the asset has been impaired, the resulting charge reflects the excess of the asset’s carrying cost over its fair value.

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

Although the communication from our independent auditors did not specifically mention a weakness with respect to “disclosure controls and procedures,” management, including the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer concluded, that the material weakness conditions described in our Annual Report on Form 10-K for the year ended June 30, 2004 also relate to our disclosure controls and procedures as of March 31, 2005. The interim and longer term steps described in our Annual Report on Form 10-K for the year ended June 30, 2004 are applicable to improving the effectiveness of our disclosure controls and procedures. We created a Disclosure Committee to ensure compliance with the disclosure controls and procedures and to evaluate the effectiveness of those controls and procedures on a regular basis. Subsequent to the formation of the Disclosure Committee, Opta adopted a Disclosure Committee Charter (“Charter”). The Company will provide a copy of our Charter, free of charge, upon written request sent to our principal executive office.

(b)     Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, as a result of receiving notification of a “material weakness” from Hein, we are currently in the process of taking a number of steps to improve the effectiveness of our internal control, as previously reported in our Annual Report on Form 10-K for the year ended June 30, 2004.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during the quarter ended March 31, 2005.

Issuer Purchases of Equity Securities

Date of Purchase	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
January 1 through	None	-	None	None
January 31, 2005
February 1 through	None	-	None	None
February 28, 2005
March 1 through	None	-	None	None
March 31, 2005

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

Item 3 — Defaults Upon Senior

Securities Not

Applicable

Item 4 — Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5 — Other

Information

Not Applicable

Item 6 — Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1
to Form 10-K, filed February 18, 2005
3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2
to Form 10, filed October 27, 1998
3.3	Amendment to Bylaws	Incorporated by reference to Exhibit
99.1 to Form 8-K, filed July 2, 2001
10.1	2000 Equity Incentive Plan	Incorporated by reference to Exhibit A
to Proxy Statement on Schedule 14A filed
April 4, 2000
10.2	Opta Executive Employment Agreement	Incorporated by reference to Exhibit
10.11 to Form 10-K, filed October 15,
2001
10.3	Sale agreement of TCL Digital dated December	Incorporated by reference to Exhibit
	20, 2003	10.9 to Form 10-K, filed April 16, 2004
10.4	Current Lease - GoVideo Office Lease	Incorporated by reference to Exhibit
10.10 to Form 10-K, filed April 16, 2004
10.5	Current Lease - Go Video Lease for Commercial	Incorporated by reference to Exhibit
	Space	10.11 to Form 10-K, filed April 16, 2004
10.6	Current Lease - Opta Corporation Executive	Incorporated by reference to Exhibit
	Office Lease	10.9 to Form 10-K, filed February 18,
2005

Exhibit Number	Description of Exhibit	Method of Filing
10.7	Debt agreement between GoVideo and T.C.L.	Incorporated by reference to Exhibit
	Industries Holdings (H.K.) Limited, dated June	10.10 to Form 10-K, filed February 18,
	28, 2003, as amended	2005
10.8	Debt agreement between GoVideo and Asia Focus	Incorporated by reference to Exhibit
	Industrial Ltd., dated June 12, 2003, as	10.11 to Form 10-K, filed February 18,
	amended	2005
10.9	Debt agreement between Opta and T.C.L.	Incorporated by reference to Exhibit
	Industries Holdings (H.K.) Limited, dated	10.12 to Form 10-K, filed February 18,
	October 21, 2003, as amended	2005
31.1	Certification of Principal Executive Officer	Filed herewith
Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002
31.2	Certification of Principal Financial Officer	Filed herewith
Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002
32.1	Certification Pursuant to Section 1350	Filed herewith
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