Form 10-K
period 2005-06-30
OPTA CORP
filed 2006-03-14
CIK 789945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 000-24999

OPTA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1947160
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)

1350 Bayshore Highway, Suite 600, Burlingame, CA 94010

(Address of principal executive offices, Zip code)

Registrant’s telephone number, including area code: 650-579-3610

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.	(1) Yes ☐ No ☒ (2) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Registrant S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

The aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates of the registrant was approximately $1,490,283 (computed using the adjusted closing sales price of $0.061 per share of Common Stock on January 31, 2006 as reported by the Pink Sheets). Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of January 31, 2006 was 50,037,538.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Explanatory Note - Delays in Reporting

This Annual Report on Form 10-K for Opta Corporation (formerly Lotus Pacific, Inc.) (the “Company” or “Opta”) for fiscal year ended June 30, 2005 is being filed after the required due date as a result of Opta currently taking steps (“Going Private Transaction”) to complete a corporate reorganization that will enable Opta to become a non-reporting company with the Securities and Exchange Commission (the “Commission”). The Going Private Transaction will enable us to terminate our Periodic Reporting Obligations so that we may continue future operations as a private company, relieving us of the costs, administrative burdens and competitive disadvantages associated with operating as a public company. Following the adoption of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the amount of management time and Company resources required to comply with such requirements have become overly burdensome for a company of our size. On June 17, 2005 and August 2, 2005, our Board of Directors adopted resolutions proposing and approving the Going Private Transaction. On July 18, 2005 and August 2, 2005, stockholders who collectively own approximately 60.2% of our outstanding capital stock, consented in writing to the Going Private Transaction; the vote of more than 50% of our outstanding stock was required. The Going Private Transaction was approved twice by both the Board of Directors and the stockholders as a result of entering into several material transactions subsequent to the first approval.

On July 8, 2005 we filed a preliminary Schedule 14C and a Schedule 13E-3 describing the planned Going Private Transaction. Both documents were amended to incorporate significant company events and filed August 3, 2005. The Staff of the Commission reviewed our Schedules 14C and 13E-3 and responded with inquires and requests for additional information. We answered all of the Staff’s inquires and requests for additional information in a letter dated October 3, 2005 and amended our Schedule 14C and Schedule 13E-3 on October 3, 2005. We subsequently received a further letter from the Staff dated October 18, 2005. We have not yet filed an amendment to the 14C and 13E, in response to the Staff’s comments because, as noted above and below, we have been delayed in completing our audited financials statements for the year ended June 30, 2005 and the interim periods ended September 30, 2005 and December 31, 2005, which would be required to be included in such amendments. Because we have not cleared comments from the Staff with respect to our Schedule 14C and Schedule 13E-3, we have not yet filed our definitive Schedule 14C for the Going Private Transaction and consequently have not filed our Form 15 – Certification and Notice of Termination of Registration. As a result, we are required to continue our periodic reporting under the Securities Exchange Act of 1934. We are working diligently toward completing our Going Private Transaction and we are in the process of responding to the Staff’s comments with respect to such Schedules. We originally intended to complete our Going Private Transaction prior to the deadline for filing its Form 10-K for the period ended June 30, 2005, but our efforts were delayed due to a series of transactions effected by us in the past few months to address the continuing losses at Opta Systems, LLC d/b/a GoVideo (“Opta Systems” or “GoVideo”), our main operating subsidiary and the dissolution of Correlant Communications, Inc. (“Correlant”), our non-operating subsidiary. Additionally, as previously reported we dismissed our former accountant and engaged a new principal accountant on September 27, 2005 as part of a continuing effort to save costs. As a result, we were unable to complete this Form 10-K by the required due date.

Explanatory Note – Updated Information Subsequent to Fiscal 2005

Because this report relates to fiscal 2005, except as otherwise noted herein, this report speaks as of June 30, 2005. The Company has not updated the disclosures in this report to speak as of a later date, except as specifically referenced in the following sections:

•      Item 1. Business;

•      Item 2. Properties;

•      Item 3. Legal Proceedings;

•      Item 5. Market for Registrant’s common equity and related stockholder matters;

•      Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•      Item 8. Financial Statements and Supplementary Data Note 1 – Business and Background and Note 20 – Subsequent Events.

•      Item 12. Security Ownership of Certain Beneficial Owners and Management;

•      Item 13. Certain Relationships and Related Transactions;

•      Item 14. Principal Accounting Fees and Services; and

•      Item 15. Exhibits

Accordingly, the disclosure in this report does not contain complete and updated information regarding the Company and its operations as of the date of filing this report. All such information contained in this report therefore is subject to updating and supplementing to be provided by the Company in its reports to be filed with the Commission for periods subsequent to fiscal 2005.

Company Overview

The Company incorporated in Delaware on June 25, 1985. Opta is a holding company that conducts business through its subsidiaries. During the reporting period, the Company developed, managed, and operated emerging consumer electronics and communications companies, and focused on developing next generation consumer electronics and communication products. The Company provides its subsidiaries with capital and strategic and infrastructure services. As discussed below, subsequent to fiscal 2005, the Company entered into several material transactions, which dramatically changed the Company’s operations. All references to “Opta Corporation,” “Opta,” “Company,” “we,” “our” or “us” mean Opta Corporation and its subsidiaries.

Business Developments Subsequent to Fiscal 2005

As discussed above, we are currently in the process of a corporate reorganization that will enable us to become a non-reporting company. The purpose of the Going Private Transaction is to enable us to terminate our Periodic Reporting Obligations and enable us to continue future operations as a private company, thereby relieving us of the costs, administrative burdens and competitive disadvantages associated with operating as a public company. We intend to accomplish this purpose by reducing the number of holders of record to fewer than 300 by cashing out certain stockholders as described in our preliminary Schedule 14C filed on October 3, 2005.

Because the results of a Going Private Transaction are more predictable and automatic as compared to other alternatives of ways to complete the process of going private, our Board of Directors believes that the Going Private Transaction is the most expeditious and economical way of reducing the number of holders of record to fewer than 300 thereby positioning us to effect the termination of our Periodic Reporting Obligations. The Going Private Transaction will become effective once we become current in all our required filings, clear all comments with the Staff of the Commission, file our definitive Schedule 14C and Schedule 13E-3, consummate the Going Private Transaction and file a Form 15– Certification and Notice of Termination of Registration.

As of June 30, 2005, Opta had two significant subsidiaries:  Correlant and GoVideo. Both subsidiaries entered significant transactions subsequent to fiscal 2005.

Correlant Communications

As reported in our Form 8-K as filed on July 21, 2005, on July 18, 2005, the Board of Directors of Correlant approved the dissolution of Correlant, pending approval by the Correlant shareholders. At a Special Meeting of Shareholders held August 5, 2005, Correlant shareholders approved the dissolution of Correlant. At the time of the dissolution, Opta held 10,000 shares of Series D Preferred Stock of Correlant and approximately 13,900,000 shares of common stock of Correlant. To date, Opta has received liquidation proceeds of $10,000,000 for its Series D preferred stock and $1,276,000 for its common stock.

GoVideo

As reported in our Form 8-K as filed on July 29, 2005, on July 26, 2005, we entered into a series of transactions involving and relating to GoVideo. Each of such transactions was conditioned upon each other and the consummation of such transactions was deemed to occur simultaneously.

As previously reported, on July 26, 2005 pursuant to a Participation Agreement (the “Participation Agreement”) between us and Wells Fargo Business Credit, a division of Wells Fargo Bank, NA (“Wells”), we acquired an 80% participation interest in the credit facility of our wholly-owned subsidiary, GoVideo, under the Credit and Security Agreement dated as of July 21, 2003, as amended to date (the “Wells Credit Agreement”) between GoVideo and Wells. On October 13, 2005, we amended the Participation Agreement to provide for revolving advances in an amount up to $2,000,000 over the borrowing base (such revolving advances over the borrowing base to be referred to as “Overline Advances”) and as a result, our participation percentage was 80% with respect to the revolving advances that were not Overline Advances and 100% with respect to Overline Advances. The maximum amount of the line of credit remained at $4,000,000. Concurrently with the purchase of the participation and our collateral deposit of $800,000 in cash collateral to secure our obligations and guaranty of the Wells

Credit Agreement, Wells released its lien on the intellectual property assets of GoVideo under the Wells Credit Agreement.

Pursuant to a forbearance agreement dated July 22, 2005, most recently amended by Wells January 20, 2006, between GoVideo and Wells (the “Forbearance Agreement”), Wells agreed to forbear from exercising its rights and remedies with respect to existing defaults under the Wells Credit Agreement from the date of the agreement through January 27, 2006 and modify certain terms of the Credit Agreement, including reducing the maximum line of credit to $4,000,000 and waiving the termination fee. Wells also agreed that defaults by GoVideo under financial covenants in the Wells Credit Agreement and with respect to material adverse changes will not constitute new defaults under that agreement. As a condition to the forbearance by Wells, GoVideo agreed to pay to Wells a fee of $300,000 by adding the fee to the loan’s principal balance in two installments, $150,000 on September 2, 2005 and $150,000 on January 4, 2006. Opta agreed to enter into the Participation Agreement and to deposit $800,000 in cash collateral to secure Opta’s guaranty as described above.

On January 27, 2006, pursuant to a Loan Sale Agreement dated January 20, 2006 between Opta and Wells, the Participation Agreement was terminated and Opta purchased the entire right, title and interest of Wells under, and Opta became the Lender under, the Wells Credit Agreement. The purchase price was $2,148,000, which consisted of the following: $2,113,000 principal, $23,000 interest and unused line of credit fees, and $12,000 legal and audit fees incurred by Wells. The full amount of Opta’s participation interest was credited against such purchase price. On February 1, 2006, Opta, as such Lender, and GoVideo further amended the Forbearance Agreement to extend the Forbearance Period to April 30, 2006, and to terminate the guaranty and the subordination agreement previously delivered by Opta to Wells under the Credit Agreement.

Pursuant to a purchase and sale agreement dated July 26, 2005 (the “TCLMM Agreement”) among GoVideo, TCL Multimedia Technology Holdings Limited, a Cayman Islands company with shares listed on the Stock Exchange of Hong Kong Limited (“TCLMM”), TCL Industries, Asia Focus Industrial Limited (“Asia Focus”) and Opta, TCLMM agreed to assume the debt obligations owed by GoVideo to TCL Industries and Asia Focus under three promissory notes, with obligations totaling approximately $11,000,000 at July 26, 2005 (“Existing Obligations”). The Existing Obligations were previously guaranteed by Opta, and secured by Opta’s pledge of 100% of the Common Stock and Series D Preferred Stock of Correlant, held by Opta. Pursuant to the TCLMM Agreement, TCL Industries and Asia Focus released Opta’s obligations as guarantor under the Existing Obligations and released Opta’s pledge of the Correlant shares.

In consideration for TCLMM’s assumption of the Existing Obligations, GoVideo (i) assigned to TCLMM all of GoVideo’s right, title and interest in and to certain significant intellectual property assets of GoVideo (the “GoVideo IP”) and (ii) issued a promissory note in favor of TCLMM (the “TCLMM Note”) for an initial principal amount of $1,000,000, representing the preliminary difference between the value of the GoVideo IP, as determined by a third-party appraiser, and the Existing Obligations assumed by TCLMM. A subsequent independent appraisal of the GoVideo IP was completed, which reduced the final valuation of the GoVideo IP by $700,000. As a result, the TCLMM Note automatically increased to $1,700,000.

The TCLMM Note principal and interest, at a monthly rate of 0.257%, was originally due and payable on January 26, 2006. Pursuant to the TCLMM Agreement, GoVideo had granted to TCLMM a subordinated lien on all of GoVideo’s assets, as security for the TCLMM Note, junior to the lien under the Wells Credit Agreement. In addition, Opta had agreed to guaranty GoVideo’s obligations under the TCLMM Note pursuant to a Guaranty dated July 26, 2005. GoVideo paid the principal and interest on the TCLMM Note in full on February 14, 2006.

Under the TCLMM Agreement, TCLMM granted to GoVideo a 90-day, non-exclusive, worldwide license to use the GoVideo IP on a royalty-free basis. On August 30, 2005, GoVideo and TCLMM entered into a non-exclusive license agreement through October 24, 2008, with an automatic renewal for subsequent two year terms unless terminated by either party by ninety days written notice of intention not to renew. Under the terms of the agreement, GoVideo agreed to pay TCLMM a royalty based on the cost of goods sold in connection with the distribution, sale, advertising and promotion of certain consumer electronics products under the GoVideo tradename.

TCLMM and TCL Industries are affiliates of TCL Industries Holdings (HK) Ltd (“TCL”), the majority stockholder of the Company.

GoVideo’s New Business Model

Currently, we are concentrating our efforts on the Going Private Transaction and finalizing and implementing a new business model for our subsidiary GoVideo in an attempt to return to profitability and generate a positive cashflow. Prior to the July 2005 restructuring transactions, GoVideo conducted its business through an Original Equipment Manufacturer (“OEM”) model and carried monthly inventories between $10,000,000 and $18,000,000 during the 12 months prior to the July 2005 restructuring transactions. Its business operations were financed through related party loans and a line of credit from Wells

Fargo, which incurred high interest expense. Under the new business model, we currently plan that GoVideo will not carry inventories and will act as a brand licensing provider by bridging manufacturers and retailers. We believe this will enable GoVideo to reduce the overhead and risks related to carrying large inventories. GoVideo’s management is currently working with GoVideo’s suppliers to finalize its future business model and operations. As this is a new business model, we cannot guarantee its success nor its successful implementation or transition. Additionally, we cannot guarantee that once the new business model is implemented that GoVideo will return to profitability or generate a positive cashflow. Management currently believes that if the new business model cannot be successfully implemented, GoVideo will cease operations. If GoVideo is shut down and has any assets subsequent to the shutdown, the assets will be combined with the proceeds from the liquidation of Correlant. If such events were to occur, we anticipate we would use the combined assets to identify market opportunities that will create and accelerate the growth and success of Opta complementary with the Company’s business and long-term strategies while leveraging our significant experience in the consumer electronics market.

Significant Business Developments and Subsidiary Activity During the Reporting Period

Previous to initiating the Going Private Transaction and the aforementioned restructuring transactions and change in GoVideo’s business model subsequent to fiscal 2005, our strategy was to increase revenue, move toward profitability and generate cashflow from operations as a result of focusing on the consumer electronics market. To achieve these goals, we pursued the following strategies during the reporting period:

•      Introduction of new innovative products to the market; and

•      Increase the GoVideo brand recognition in both the U.S. markets and abroad.

Readers of this report are cautioned that the following discusses strategies and activities during the reporting period and, except for the changes in the business model discussed above and elsewhere in this report, is not updated information regarding the Company and its operations as of the date of filing this report.

Introduction of new innovative products to the market

During fiscal 2005, GoVideo began distributing the MP3 Rave MP branded product. During fiscal 2004, GoVideo introduced its digital video disc (“DVD”) Recorder + VCR.

Increase the GoVideo brand recognition in both the U.S. markets and abroad

Opta approved the formation of a new wholly-owned subsidiary in China, to market GoVideo’s MP3 players under the GoVideo brand name

During the reporting period, Opta had two significant subsidiaries, presented in order of significance during fiscal 2005:  GoVideo and Correlant. The following discussion is not necessarily indicative of current events. Instead, it describes operations during the period covered by this report.

GoVideo

GoVideo is a product line that we purchased in April 2003 from SONICblue Incorporated, a Delaware corporation (NASDAQ: SBLU), and Sensory Science Corporation, a Delaware corporation and wholly-owned subsidiary of SONICblue.

GoVideo Business Strategy. GoVideo’s strategy was to develop, market, and distribute innovative, high performance consumer electronic products that incorporate advanced technology, ease of use, and superior industrial design. GoVideo’s strategy was based on the belief that there is a segment of the consumer electronics market that desires high-performance products that offer value to the consumer and profit opportunities to dealers. Because many of GoVideo’s competitors were focused on higher volume, lower priced product lines where product and service differentiation was difficult to sustain, we focused on technology, engineering and industry know-how, product distribution network and reputation for bringing innovative products to the electronics marketplace.

Historically, the GoVideo product line has been known for innovation and was the first company to bring the dual deck VCR and DVD/VCR combination to market as well as the first networked DVD player. The consumer electronics industry has been marked by an increase in what were traditionally contract manufacturers creating their own brand name and competing in the marketplace.

GoVideo Products. GoVideo accounted for substantially all of the Company’s consolidated net revenues during fiscal 2005 and 2004 and 48% during fiscal 2003. The GoVideo product line, originally established in 1984, designed and manufactured product lines in the consumer electronics industry, including a Rave MP branded line of MP3 players (“MP3”), DVD players, portable DVDs, DVD-Video Cassette Recorder Combos (“DVR”), Dual-Deck VCRs, DVD Recorders, DVD Recorder + VCR, and liquid crystal display (“LCD”) TVs.

The principal consumer electronic products offered by GoVideo during fiscal 2005, 2004 and 2003 were the DVR, the DVD Recorder + VCR and MP3s.

DVR. GoVideo offered several models of the DVR that vary from one another by features and configurations. This product has the ability to:

•      Play DVD discs and VHS tapes;

•      One touch copy transfer DVD to VHS tapes;

•      Progressive Scan, which delivers the highest quality DVD-Video on a digital TV; and

•      Schedule recordings in advance.

The following table shows net revenues attributable to GoVideo’s DVR (in thousands):

	Net Revenue	Percentage of Consolidated Net Revenue
Year Ended June 30, 2005	$45,789	35%
Year Ended June 30, 2004	71,601	57%
April 18, 2003, the purchase date of GoVideo, through June 30, 2003	7,471	38%

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

•      Versatile Entertainment – Plays VHS Tape, DVDs, DVD-R/RW, DVD+R/RW, Music CDs, Kodak Picture CDs, MP3 audio and JPEG image files on CD-R/RW;

•      Progressive Scan, which delivers the highest quality DVD-Video on a digital TV; and

•      Schedule recordings in advance.

The following table shows net revenues attributable to GoVideo’s DVD Recorder + VCR (in thousands):

	Net Revenue	Percentage of Consolidated Net Revenue
Year Ended June 30, 2005	$33,188	26%
Year Ended June 30, 2004	23,164	18%
April 18, 2003, the purchase date of GoVideo, through June 30, 2003	—	—%

MP3s. During the first quarter of fiscal 2005, GoVideo introduced its line of MP3s. GoVideo offers two main models, which have the following features:

•      Play music from most online MP3 and Windows Media Audio (“WMA”) services;

•      Hi-speed Universal Serial Bus (“USB”) 2.0 for ultra-fast music transfers;

•      Quick and easy - drag and drop music to and from PC;

•      Memory Expansion slot for additional storage;

•      Plays 16+ Hours on one AAA Battery;

•      128/256MB built-in memory (up to 4/8 hours of music); and

•      FM tuner with 20 Presets.

Net revenue attributable to the MP3 product was $28,103,000, or 22% of consolidated net revenue, during fiscal 2005.

GoVideo Revenue to Significant Countries. During fiscal 2005, 2004 and 2003, all GoVideo’s revenues were generated in the U.S.

GoVideo Customers. A relatively small number of customers account for a significant percentage of consolidated net revenues. The percentage of consolidated net revenues derived from significant customers is detailed as follows:

	Costco Wholesale Corporation	QVC
Year Ended June 30, 2005	42%	5%
Year Ended June 30, 2004	41%	14%
April 18, 2003, the purchase date of GoVideo, Through June 30, 2003	31%	—%

GoVideo Seasonality. During the reporting period, general economic conditions had an impact on GoVideo’s business and financial results. And as a result of competing in the consumer electronic industry, GoVideo’s quarterly results reflect distinct seasonality in the sale of products. Revenues typically were highest from September through December. However, GoVideo was only a “spot supplier” to some of its customers, i.e. GoVideo sells to certain customers only when these customers go out to bid for specific products. GoVideo didn’t supply a constant stream of product to these customers. Revenues with these customers differed from the traditional seasonality in the consumer electronics industry depending on various circumstances including product availability and pricing.

GoVideo Product Development and Manufacturing. Product development activities consisted of hardware, firmware, and software design and engineering as well as co-development and engineering of products with manufacturers and technology partners. Research was focused on the development of lower-cost consumer electronics and evaluation of potential new products, acquisitions, or joint ventures.

The following table shows GoVideo-sponsored research and development expenses (in thousands):

Year ended June 30,	Dollars	Percentage of GoVideo’s Net Revenues
2005	$2,113	2%
2004	1,089	1%
2003	607	7%

Independent companies manufactured most of GoVideo’s products. At any one time, GoVideo had multiple contract manufacturers. These manufacturers were constantly evaluated in order to minimize the risks associated with outsourcing the manufacturing process. These manufacturers are located in Korea, Taiwan and China.

GoVideo Sales and Marketing. GoVideo’s marketing strategy during the reporting period was to sell products with the support of independent sales representatives, who also represented many other brand name consumer electronic products, specific to certain geographic territories throughout the U.S. GoVideo sold its product lines directly to retailers nationwide including numerous national and regional chains, catalog accounts, specialty stores, warehouse clubs and home shopping channels.

GoVideo Backlog and Inventory. GoVideo purchased completed units from contract manufacturers. As such, GoVideo never carried a raw materials inventory. GoVideo’s practice was to maintain sufficient finished goods inventory to fill orders promptly and not carry a backlog of orders. Accordingly, backlog information was not meaningful to an understanding of its business and was not indicative of actual shipments made to customers in any period. GoVideo managed and maintained inventory in a way that allowed it to meet all expected product demand while maintaining flexibility to reallocate manufacturing capacity to improve efficiency and respond to changes in supply and demand. GoVideo’s practice was to purchase inventory based on customer orders or forecasts to mitigate the inherent dangers of price decreases in the volatile consumer electronics market.

GoVideo Intellectual Property. GoVideo developed and owned, through July 26, 2005, the proprietary operating system software used by most of its products including its Dual-Deck technology. Intellectual property rights that apply to various products include patents, trademarks and the GoVideo trade name. To distinguish GoVideo products from competitors’ products, GoVideo obtained certain trademarks and tradenames for products. These trademarks and tradenames include GoVideo, AmeriChrome, California Audio Labs, Rave MP, Cinevision, Cal Audio and California Audio. As previously discussed, GoVideo assigned the GoVideo IP to TCLMM pursuant to an agreement dated July 26, 2005. On August 30, 2005, GoVideo entered a non-exclusive agreement with TCLMM to license the GoVideo IP, for a royalty based on the cost of goods sold through October 24, 2008 with an automatic renewal for subsequent two year terms unless terminated by either party by ninety days written notice of intention not to renew.

GoVideo Competition and Market Analysis. The market for consumer electronics is extremely competitive and is characterized by rapid technological change. In the DVR category, GoVideo’s main competitors included: Sony Corporation, Toshiba, Samsung, Sylvania, Zenith, Panasonic, and JVC. During fiscal 2005, GoVideo’s DVR was in the top four companies in terms of units sold, with an estimated 11% of the market.

In the DVD Recorder + VCR category, GoVideo’s main competitors included Panasonic, Sony Corporation, LG Electronics, Hitatchi, Sharp, Sansui, JVC, Broksonic, Samsung, and Zenith. GoVideo has maintained a strong market position since its introduction of this product. In the past, GoVideo has at times held the number one market share position. However, due to product introductions by strong Japanese brands, GoVideo has not been able to maintain the number one market share position for any meaningful length of time. During fiscal 2005, GoVideo’s DVD Recorder + VCR was in the top three companies in terms of units sold, with an estimated 15% of the market.

In the MP3 category, GoVideo’s main competitors included:  Apple Computer, Inc., iRiver, Sandisk Corporation, Creative Technology, Ltd. and Rio. During fiscal 2005, GoVideo’s MP3 player was in the top five companies in terms of units sold, with an estimated five percent of the market.

GoVideo’s principal competitive factors included:

•      Price;

•      Flexibility to move with market demands;

•      Quality;

•      Brand recognition;

•      Product features;

•      Product support including consumer customer service and timely delivery per forecast; and

•      Product innovation including the patented Dual Deck technology.

Because GoVideo never had manufacturing capabilities, GoVideo had the competitive advantage of being able to respond to market demands extremely quickly. This strategy was disadvantageous because GoVideo had less leverage when negotiating the purchase price with contract manufacturers. Another negative aspect of not having manufacturing capabilities was that GoVideo’s customers had the ability to go straight to the manufacturers and purchase the product.

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

Prior to February 2002, Correlant sold Data-Over-Cable System Interface Specification (“DOCSIS”) certified cable modems and in certain instances, the MAC bundled with Correlant’s cable modem software (“MAC+software”), both key components of the completed cable modem. Correlant developed and owned the proprietary software used in the cable modem. Effective February 2002, Correlant changed its business model whereby it primarily sold the MAC+software and only sold the completed cable modem in specific circumstances. Instead of focusing on selling the completed cable modem, Correlant concentrated efforts toward selling only the MAC+software. The new business model was a result of Correlant’s attempt to increase gross profit percentage, streamline business operations and reduce operating expenses. However, this business model ultimately proved unsuccessful, as gross margins continued to decrease as a result of increased competition in the cable modem market and more broadly, the high-speed Internet market. In addition, many of Correlant’s major customers chose to either design and manufacture their own DOCSIS cable modems or to utilize competitors’ platforms which were incompatible with Correlant’s products.

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

In February 2003, Opta, as majority stockholder of Correlant, appointed four new members to Correlant’s Board of Directors, effectively taking control of the Board. Prior to this, Opta had only one representative on Correlant’s Board of Directors and did not control Correlant’s Board or its operations. Immediately thereafter, the Board of Directors created a new Executive Committee of the Board, comprised of two members who are Opta management, to act on behalf of the Board of Directors and oversee the Correlant’s management and operations.

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

Upon recommendation of its consultants, Correlant began a substantial reduction in its workforce and operations to reduce operating expenses, reducing the number of Correlant employees from 34 as of August 1, 2003 to 18 employees as of December 23, 2003 and two part-time employees, who are also Opta management, as of June 30, 2005.

As previously reported, as a result of declining margins and demand for its products, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem and cable modem termination system (“CMTS”) business effective December 23, 2003. As part of the wind down, Correlant licensed part of its technology. As part of the previously discussed liquidation, the remaining technology was sold in August, 2005. The wind down of Correlant’s operations was substantially completed by March 31, 2004. The liquidation was substantially completed by August 31, 2005.

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

Cable Modems. Correlant’s cable modems received both the DOCSIS 1.0 and 1.1 certifications. The cable modems connect to the end user’s computer via a standard Ethernet or USB connector, and to the cable network via a standard TV coaxial cable connector.

The following table shows revenues attributable to Correlant’s DOCSIS 1.0/1.1 cable modems (in thousands):

Year Ended June 30,	Net Revenue	Percentage of Consolidated Total Net Revenue
2005	$—	—%
2004	—	—%
2003	133	1%

MAC+Software. As part of the aforementioned change in business model, Correlant began selling a key component of the completed cable modem, MAC+software, rather than the completed cable modem effective February, 2002. The following table shows revenue attributable to MAC+Software (in thousands):

Year Ended June 30,	Net Revenue	Percentage of Consolidated Total Net Revenue
2005	$—	—%
2004	39	—%
2003	8,161	42%

Infrastructure Equipment. During fiscal 2002, Correlant completed initial development of a CMTS to complement its cable modems. Its CMTS was designed to enable cable operators to provide a complete solution for two-way data transfer between the Internet and the end-user, utilizing its cable modem at one end and its head-end equipment at the other. CMTS sales were less than 1% of consolidated total net revenue during fiscal 2005, 2004 and 2003.

Correlant Revenue to Significant Countries. The following table shows revenue to significant countries (in thousands):

	Year Ended June 30,
	2005	2004	2003
Japan	$—	$215	$54
Taiwan	—	163	9,446
United States	—	116	201
Europe and other	—	128	476
	$—	$622	$10,177

Segment disclosures and geographical information for fiscal 2005, 2004 and 2003 are presented in “Item 8. Financial Statements and Supplementary Data Note 18 – Segment and Geographic Information.”

Correlant Research and Development. The following table shows Correlant-sponsored research and development expenses (in thousands):

Year ended June 30,	Dollars	Percentage of Correlant’s Total Revenues
2005	$—	—%
2004	1,547	249%
2003	7,340	72%

Correlant Customers. Correlant sold its data-over-cable products to vendors who then sold the equipment under their brand name to cable operators. A relatively small number of customers accounted for a significant percentage of Correlant’s revenues. The percentage of Correlant’s revenues derived from significant customers is detailed as follows:

	Year Ended June 30,
	2005	2004	2003
Synclayer	—%	35%	1%
TurboComm Technologies, Inc. (“TurboComm”), a related party	—%	26%	93%

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

Correlant had an established relationship and manufacturing contract with TurboComm, a company located in Taiwan that manufactured the high-speed data-over-cable technology products. From the early stages of design and development, Correlant worked closely with TurboComm’s engineers to ensure optimal and cost effective manufacturing. Correlant’s manufacturing agreement with TurboComm provided TurboComm would supply all of Correlant’s forecasted orders for cable modems at prices to be agreed to by Correlant and TurboComm on a quarterly basis. While manufacturing Correlant’s products, TurboComm was obligated to repair or replace any defective cable modems and CMTS units. Although the term of the original contract went through May 2003, both Correlant and TurboComm mutually agreed to continue the relationship until Correlant shut down its historical operations in the cable modem business.

Correlant sold its data-over-cable products to vendors who sold equipment under their brand name to cable operators. This market had, and still has, a limited number of existing and potential customers. Correlant already had established relationships with several existing vendors. As a result, Correlant required only a limited sales and marketing infrastructure.

Correlant Backlog. Correlant’s general practice was to contract with TurboComm and fill orders within delivery dates required by customers, with some adjustments based on Correlant’s forecast. During the years covered by this report, substantially all Correlant’s products were produced in accordance with specifications and production schedules determined by Correlant based on orders placed by its primary customers. The amount of unfilled orders at any particular time could be affected by a number of factors including, but not limited to, the availability of cable modem components, and the manufacturing and assembly capacity of Correlant’s third party manufacturer. Accordingly, Correlant’s backlog information is not meaningful to an understanding of its business and may not be indicative of actual shipments made to customers in any period.

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

Correlant Competition. Correlant’s primary competitors included ADC, Arris, Cisco, Com21, Motorola and Terayon. Other potential competitors included, among others, Alcatel, Best Data, Dassault, Ericcson, Future Networks, NEC, NetGear, Nortel, Pace, Phasecom, Samsung, Scientific-Atlanta, Riverstone, Sony, Thomson Consumer Electronics and Zoom Telephonics.

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

As previously reported, on December 11, 2001, the Company sold to Solomon Extreme International Ltd. (BVI), 24,234,738 shares of common stock of the Company’s subsidiary, Arescom, representing approximately 70% of the outstanding shares of Arescom, for $10,000,000 in cash. The Company determined that Arescom would not generate consistent cash flow from operations in the foreseeable future, and decided to sell its interests for cash to pursue other business opportunities. The Company retained approximately 6% of the outstanding common shares and 11,048 shares of subordinated preferred stock of Arescom. On September 10, 2003, Opta divested its remaining 6% ownership in Arescom by settling all legal claims against Arescom.

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

In June 2001, Acumen formed Lotus Pacific Communications Technology (Beijing) Co., Ltd. (“Beijing Lotus”), a wholly-owned subsidiary, to support business activity in Beijing. As Beijing Lotus had no material operations since its inception, the Company’s Board of Directors approved the closure of Beijing Lotus on July 7, 2004. All assets of Beijing Lotus were transferred to another Opta wholly owned subsidiary, Go Video DigiTech (Huizhou) Co., Ltd. (“DigiTech”), during September, 2004. See discussion related to Digitech below.

During January 2003, the Company finalized an agreement to form a joint venture with Beijing Youbang Online Electronics Technology Co., Ltd. (“Youbang”), TCL Computer Technology Co., Ltd. and all the equity holders of Youbang, pursuant to which the Company acquired a 50% interest in a new joint venture to own substantially all of Youbang’s operations. Pursuant to the agreement, all of Youbang’s assets, other than real estate, were transferred to a newly formed Beijing, China joint venture named TCL Digital Technologies, Ltd. (“TCL Digital”), for the purpose of manufacturing computer notebooks in China. The Company agreed to contribute approximately $5,240,000, payable in three installments and representing 50% of the total investment amount. At the time, the investment was part of the Company’s business strategy to seek businesses to maximize the Company’s growth potential based on its assets.

Shortly after the Company began running the joint venture, TCL Digital, the Company determined the joint venture’s business model did not fit with the Company’s long-term business strategy, and diverted management resources from the operations of other subsidiaries. During September 2003, the Company entered into an agreement with TCL Information Technology Industrial (Group) Ltd. (“TCL Information”), whereby the Company sold its 50% interest in TCL Digital for approximately $5,600,000 cash. The transaction was completed in December 2003. TCL Information is an affiliate of TCL, the majority stockholder of the Company.

On July 7, 2004, the Company’s Board of Directors approved the commencement of a new wholly-owned subsidiary, DigiTech, located in Guangdong, China. DigiTech markets GoVideo’s MP3 players under the GoVideo brand name. The Company invested approximately $500,000 in the new subsidiary. TCL Multimedia Electronics R&D Center (“TCL Multimedia”), an affiliate company of TCL, expended some resources during the start up phase of GoVideo DigiTech.

Employees

As of June 30, 2005, Opta had six full time employees in sales, general and administration. Correlant had two part-time employees, who are also Opta management, in sales, general and administration. GoVideo had 64 full-time employees, including 29 in product management and 35 in sales, general and administration. Subsequent to year end, as part of a cost reduction effort, 28 employees were terminated from GoVideo. Additionally, several employees quit as a result of the continued losses and down-sizing. As of January 31, 2006 Opta had six full time employees in sales, general and administration and Correlant had no employees. As of January 31, 2006, GoVideo had six full-time employees, including three in product management and three in sales, general and administration.

No employees are represented by any collective bargaining organization, and the Company has never experienced a work stoppage.

Available Information

All SEC reports and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our Investor Relations web site at www.optaco.com/sec as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our web site and other information that can be accessed through our web site are not part of this report.

You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy statements and other information we file. The address of the SEC website is http://www.sec.gov.

Item 1A. Risk Factors

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases, such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below. The fact that some of the risk factors may be the same or similar to past reports we have filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

Business Strategy and Operation Risks

We intend to implement a new business model for GoVideo that is dramatically different from the former OEM model. Under the new business model, GoVideo will act as a brand licensing provider by bridging manufacturers and retailers. GoVideo’s historical business model was an OEM business model that required significant amounts of working capital. Currently, GoVideo is in the process of working with suppliers to finalize the new business model. There is no assurance that GoVideo will be successful in changing the emphasis of its business model. Management currently anticipates that if the new business model cannot be successfully implemented, GoVideo will cease operations.

GoVideo may need additional capital resources. We believe GoVideo’s cash and other sources of liquidity are sufficient to fund its down-sized operations for the foreseeable future. See “Part II Item 7 Liquidity and Capital Resources.”  However, GoVideo may need additional capital to operate if:

•      Market conditions change;

•      Business plans or assumptions change; or

•      Material increases in working capital become necessary.

The Company faces tough competition. Our main operating subsidiary, GoVideo, plays a unique niche in the highly competitive consumer electronics industry. GoVideo competes against many well established companies including many OEMs who have substantially greater financial and other resources than the Company. Additionally, the consumer electronics industry is empirically facing a trend of declining gross margin resulted from emerging global market and competition. Although GoVideo was profitable in fiscal 2003, it was not profitable during fiscal 2004 or 2005. We have taken steps to reorganize GoVideo. But the steps taken may not be sufficient for GoVideo to compete in the consumer electronics industry. Conversely, we may have cut too many resources, which could negatively impact GoVideo’s ability to compete. If GoVideo is unable to achieve and sustain profitability in the future GoVideo’s business operations may fail forcing us to further scale down operations or even cease operations.

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

GoVideo purchases products from countries in Asia, including China, South Korea and Taiwan, where there are risks associated with the potential change in social, political and regulatory and economic conditions. Significant changes in the social, political and regulatory and economic conditions could adversely affect GoVideo through increased costs, unavailability of goods or increased tariffs. As a result of trade disputes, the U.S. has occasionally imposed tariffs, regulatory procedures and importation bans on certain products. Trade sanctions or regulatory procedures involving a country in which we conduct a substantial amount of business could have a material adverse effect on our operations.

GoVideo is responsible for product warranties and defects. Although GoVideo outsources all product manufacturing, it provides limited labor and parts warranties on certain of its products for a maximum of one year. Therefore, GoVideo is highly dependent upon the quality of its suppliers. If products have defects, this could hurt our reputation as well as cause customer collection problems.

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

Financial Reporting

We and our independent auditors have identified a number of significant deficiencies related to our internal control over financial reporting that collectively represent a material weakness, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner. The Company has had significant financial reporting issues to address since the restatement of its June 30, 2001, 2000 and 1999 financial statements. While we are implementing steps to ensure the effectiveness of our internal control over financial reporting, failure to restore the effectiveness of our internal control over financial reporting could continue to negatively impact our ability to report our financial condition and results of operations accurately and could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

We may not complete our Going Private Transaction in a timely manner, which will cause us to incur additional costs and mitigate the benefits of going private. We are pursuing the Going Private Transaction to relieve us of the costs, administrative burdens and competitive disadvantages associated with operating as a public company. Until the Going Private Transaction becomes effective, we must continue to incur costs associated with being a public company.

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

Additional delays in reporting. Since the restatement and reaudit of our financial statements discussed above, we have been unable to remain current with respect to all SEC required filings. This compounds the potential problems associated with the original reaudit of our financial statements for the fiscal years ended June 30, 2001, 2000 and 1999 and the resulting delay in filing our Form 10-K for fiscal 2002, 2003, 2004 and 2005.

Stock Market Risks

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

Item 2. Properties

At June 30, 2005, Opta’s executive offices were located 1350 Bayshore Highway, Suite 740, Burlingame, California, a 3,196 square foot office under a lease that expired October 31, 2005. During fiscal 2005, Correlant moved its operations to Opta’s offices. On October 29, 2005, Opta and Correlant moved office suites from 740 to 600 under a new lease, for 1,210 square feet of office space that expires October 31, 2006. The new address is 1350 Bayshore Highway, Suite 600, Burlingame, California.

DigiTech leases a 5,705 square foot building in Huizhou, China of which 646 square feet is used for warehousing and 5,059 square feet is used for administrative operations.

As of June 30, 2005, GoVideo leased two facilities in Scottsdale, Arizona. One facility, used for warehousing, was approximately 13,100 square feet. The other facility, used for administration, warehousing and distribution, was approximately 33,000 square feet. Both leases expired January 31, 2006. As of February 1, 2006, GoVideo operates under a month-to-month lease in a 2,400 square foot office used for administrative operations. GoVideo’s new business model does not require any warehousing or distribution facilities.

Item 3. Legal Proceedings

From time to time we may be involved in various disputes and litigation matters arising in the normal course of business.

On August 14, 2005, Daewoo Electronics America, Inc. (“Daewoo”) filed a lawsuit in the Superior Court of California, County of San Mateo, Case No. CIV 448845, entitled Daewoo Electronics America, Inc., Plaintiff v. Opta Corporation and Does 1 through 25, Defendants. The Complaint in the suit alleges that Opta Corporation executed a written guaranty dated December 4, 2003 in favor of Daewoo in which Opta Corporation unconditionally guaranteed the payment of all obligations of GoVideo to Daewoo, in a principal amount not to exceed $5,000,000. Daewoo alleges that it sold GoVideo goods of an agreed purchase price in excess of $10,000,000, for which GoVideo has not paid. Daewoo alleges Opta Corporation owes Daewoo $5,000,000 in principal amount, plus interest, attorneys’ fees and costs under the guaranty. In a separate lawsuit filed in the Superior Court of California, County of San Mateo, on September 14, 2005, Case No. CIV 449577, entitled Daewoo Electronics America, Inc., Plaintiff v. Opta Systems, LLC, dba GoVideo and Does 1 through 25, Defendants, Daewoo sued GoVideo for the alleged purchase price of the goods in the amount of $10,700,000, in principal amount, plus interest, attorneys’ fees and costs. Opta Corporation denies that it has any liability under the alleged guaranty. GoVideo denies that it has any liability to Daewoo. A motion to quash the service of Daewoo’s Summons and Complaint on Opta Corporation for lack of jurisdiction was taken off calendar following Daewoo’s re-service on Opta Corporation of the summons and complaint. A similar motion on GoVideo’s behalf was granted by the Court, finding that GoVideo is not subject to the jurisdiction of California courts. Opta Corporation’s demurrer challenging the legal sufficiency of Daewoo’s original Complaint was taken off calendar after Daewoo filed a First Amended Complaint on or about December 8, 2005. Opta Corporation filed a demurrer to the First Amended Complaint which is presently set for hearing on March 23, 2006. Opta Corporation also filed motions to dismiss the First Amended Compliant based on the filing of the GoVideo New Jersey Action described below, or, alternatively, to stay all action on the First Amended Complaint pending the outcome of the GoVideo New Jersey Action. A hearing on the motions to dismiss or stay is also set for March 23, 2006. The Court has set July 24, 2006 for jury trial of the San Mateo County action. Opta Corporation intends to defend Daewoo’s suit and to pursue any and all remedies to which it may be entitled.

On November 14, 2005, GoVideo filed an action in the United States District Court for the District of New Jersey, entitled Opta Systems, LLC d/b/a/ GoVideo v. Daewoo Electronics America, Inc. et al., Civil Action No. 05-5387 (JAP) (the “GoVideo New Jersey Action”), in which GoVideo brought claims against Daewoo Electronics America, Inc. and Daewoo Electronics Corp. (together, “Daewoo”) for breach of contract, breach of duty of good faith and fair dealing, breach of express and implied warranties, negligence, fraud, tortious interference, unjust enrichment, and alter ego liability, arising out of a series of purchase order contracts and related agreements. In the GoVideo New Jersey Action, GoVideo seeks compensatory damages from Daewoo in an amount not less than $19,400,000, plus punitive damages and certain other sums, and other relief. On December 13, 2005, Daewoo obtained an automatic clerk’s extension of Daewoo’s time to file an Answer or otherwise respond to the Complaint, which extended such time to December 27, 2005. Subsequently, by consent order dated December 29, 2005, Opta consented to further extend such time to January 27, 2006. On January 26, 2006, Daewoo filed an Answer to Complaint, Separate Defenses, Counterclaims, and Jury Demand, and on January 27, 2006, Daewoo filed an Amended Answer to Complaint, Separate Defenses, Counterclaims, and Jury Demand, denying any and all liability alleged in the Complaint, and alleging counterclaims against GoVideo based on causes of action for account stated, breach of contract, unjust enrichment, and fraud. By the counterclaims, Daewoo seeks damages in the total amount of $30,200,000, plus punitive damages and certain other sums. GoVideo will timely file an Answer and Affirmative Defenses to the Counterclaims denying any and all liability.

We are involved in various other legal proceedings. Our management believes that any liability to us that may arise as a result of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

Item 4. Submission of Matters to a Vote of Security Holders

As permitted under Section 228 of the Delaware General Corporation Law, we solicited the written consent of certain of our stockholders to elect our Corporation Directors. By written consent, stockholders holding 30,106,671 shares of common stock, or 60.2% of the outstanding shares of common stock as of May 16, 2005, the date of the written consent, approved each of Opta Corporation’s Directors. See “Item 10. Directors and Executive Officers of the Registrant.”

PART II

Item 5. Market for Registrant’s common equity, related stockholder matters and Issuer Purchases of Equity Securities.

Opta’s common stock began trading on the over-the-counter (“OTC”) Bulletin Board under the symbol “LPFC” on December 1, 1994. As previously reported, on November 5, 2002, the Company’s shares of common stock were removed from the OTC for failure to comply with NASD Rule 6530, as a result of the Company’s inability to timely file its Form 10-K for fiscal 2002. Although we became current with our filings during fiscal 2005, we did not complete the necessary steps to be relisted due to the contemplation of our previously discussed “Going Private Transaction.”  From November 5, 2002 through October 12, 2004, the Company’s shares of common stock were quoted on the National Quotation Bureau’s “Pink Sheets,” under the symbol “LPFC.”  Effective October 13, 2004, in connection with the name change from “Lotus Pacific, Inc.” to “Opta Corporation,” the Company’s shares of common stock are quoted under the symbol “OPTP.”  Trading in the Company’s common stock has been minimal with limited or sporadic quotations and there is no established public trading market for the Company’s common stock. The high and low common stock prices per share were as follows:

	High	Low

Fiscal 2006:

1st Quarter	$0.86	$0.01
2nd Quarter	0.14	0.01

Fiscal 2005:

1st Quarter	$0.15	$0.08
2nd Quarter	0.10	0.03
3rd Quarter	1.03	0.001
4th Quarter	0.14	0.0001

Fiscal 2004:

1st Quarter	$0.09	$0.01
2nd Quarter	0.09	0.02
3rd Quarter	0.05	0.01
4th Quarter	0.10	0.01

Fiscal 2003:

1st Quarter	$0.13	$0.03
2nd Quarter	0.10	0.01
3rd Quarter	0.10	0.05
4th Quarter	0.10	0.05

These OTC market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

As of January 31, 2006, there were 50,037,538 shares of Common Stock issued and outstanding, held by approximately 800 holders of record as indicated on the records of the Company’s transfer agent.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by the Company during fiscal 2005, 2004 or 2003.

Issuer Purchases of Equity Securities

Date of Purchase	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April 1 through April 30, 2005	None	—	None	None
May 1 through May 31, 2005	None	—	None	None
June 1 through June 30, 2005	None	—	None	None

As previously discussed, we are currently taking steps to complete a corporate reorganization that will enable us to become a non-reporting company with the Commission. As part of this reorganization, we anticipate purchasing approximately 1,930,000 shares of common stock at a proposed price of $0.13 per share. Opta filed a Schedule 14C and Schedule 13E-3 on July 8, 2005 and Amendments No. 1 to Schedule 14C and Schedule 13E-3 on August 3, 2005 and Amendments No. 2 on October 3, 2005. Our Board of Directors has reserved the right to abandon the Going Private Transaction at any time prior to the effective time.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements of the Company and related notes included elsewhere in this Annual Report on Form 10-K.

	As of or for the Fiscal Year Ended June 30,
(in thousands, except per share amounts)	2005	2004	2003 (1)	2002 (2)	2001

Results of Operations
Net revenues	$129,119	$125,324	$19,454	$55,880	$263,192
Loss from continuing operations	$(18,861)	$(7,722)	$(6,366)	$(36,529)	$(7,433)
Net income (loss) per common share – basic and diluted:
Loss from continuing operations	$(0.38)	$(0.14)	$(0.10)	$(0.57)	$(0.12)
Total gain (loss) from discontinued operations	$—	$—	$—	$0.27	$(0.45)
Net income (loss)	$(0.38)	$(0.14)	$(0.10)	$(0.30)	$(0.57)
Cash dividends per share	$—	$—	$—	$—	$—
Financial Position
Total assets from continuing operations	$44,879	$71,120	$52,987	$53,342	$117,214
Long-term obligations, less current portion	$—	$—	$—	$—	$—
Total stockholders’ equity	$1,430	$20,349	$30,565	$36,560	$54,328

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a discussion of why we were unable to timely file our Form 10-K for the year ended June 30, 2005. This is followed by a discussion of transactions consummated since June 30, 2005 that have had, and will continue to have, a significant impact on our consolidated financial position, results of operations and cash flows and how these transactions will impact our “Business Outlook” for fiscal 2006. We then provide a more detailed analysis of our financial condition and results of operations for 2005 compared to 2004, 2004 compared to 2003 and 2003 compared to 2002. This detailed analysis is provided solely for readers to understand the historical results of our operations during the time periods covered. However, due to the strategic change in direction of Opta and the significant transactions we entered subsequent to June 30, 2005 as discussed in “Item 1. Business,” and throughout the MD&A section, these results are not indicative of future results.

Next we analyze the changes in our cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.”  We conclude MD&A with (I) a discussion of the Critical Accounting Estimates we believe are important to understanding the assumptions and judgments incorporated in our reported financial results; and (II) Recently Issued Accounting Standards and the impact they had or will have on our results of consolidated financial position, results of operations and cash flows.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K including:

•              Item 1. Business;

•              Item 6. Selected Financial Data; and

•              Item 8. Financial Statements and Supplementary Data.

The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing.

Delays in Reporting and Filing of Going Private Documents

This Annual Report on Form 10-K for Opta Corporation (formerly Lotus Pacific, Inc.) (the “Company” or “Opta”) for fiscal year ended June 30, 2005 is being filed after the required due date as a result of Opta currently taking steps (“Going Private Transaction”) to complete a corporate reorganization that will enable Opta to become a non-reporting company with the Securities and Exchange Commission (the “Commission”). The Going Private Transaction will enable us to terminate our Periodic Reporting Obligations so that we may continue future operations as a private company, relieving us of the costs, administrative burdens and competitive disadvantages associated with operating as a public company. Following the adoption of Sarbanes-Oxley, the amount of management time and Company resources required to comply with such requirements have become overly burdensome for a company of our size. On June 17, 2005 and August 2, 2005, our Board of Directors adopted resolutions proposing and approving the Going Private Transaction. On July 18, 2005 and August 2, 2005, stockholders who collectively own approximately 60.2% of our outstanding capital stock, consented in writing to the Going Private Transaction; the vote of more than 50% of our outstanding stock was required. The Going Private Transaction was approved twice by both the Board of Directors and the stockholders as a result of entering into several material transactions subsequent to the first approval.

On July 8, 2005 we filed a preliminary Schedule 14C and a Schedule 13E-3 describing the planned Going Private Transaction. Both documents were amended to incorporate significant company events and filed August 3, 2005. The Staff of the Commission reviewed our Schedules 14C and 13E-3 and responded with inquires and requests for additional information. We answered all of the Staff’s inquires and requests for additional information in a letter dated October 3, 2005 and amended our Schedule 14C and Schedule 13E-3 on October 3, 2005. We subsequently received a further letter from the Staff dated October 18, 2005. We have not yet filed an amendment to the 14C and 13E, in response to the Staff’s comments because, as noted above and below, we have been delayed in completing our audited financials statements for the year ended June 30, 2005 and the interim periods ended September 30, 2005 and December 31, 2005, which would be required to be included in such amendments. Because we have not cleared comments from the Staff with respect to our Schedule 14C and Schedule 13E-3, we have not yet filed our definitive Schedule 14C for the Going Private Transaction and consequently have not filed our Form 15 – Certification and Notice of Termination of Registration. As a result, we are required to continue our periodic reporting under the Securities Exchange Act of 1934. We are working diligently toward completing our Going Private Transaction and we are in the process of responding to the Staff’s comments with respect to such Schedules. We originally intended to complete our Going Private Transaction prior to the deadline for filing its Form 10-K for the period ended June 30, 2005, but our efforts were delayed due to a series of transactions effected by us in the past few months to address the continuing losses at Opta Systems, LLC d/b/a GoVideo (“Opta Systems” or “GoVideo”), our main operating subsidiary and the dissolution of Correlant Communications, Inc. (“Correlant”), our non-operating subsidiary. Additionally, as previously reported, we recently dismissed our former accountant and engaged a new principal accountant on September 27, 2005 as part of a continuing effort to save costs. As a result, we were unable to complete this Form 10-K by the required due date.

Business Developments Subsequent to Fiscal 2005

We are a holding company, with a focus on consumer electronics and communications, and we conduct business through our subsidiaries. We consummated several transactions subsequent to June 30, 2005 that impacted both our subsidiaries, Correlant and GoVideo, as described below.

Correlant. As reported in our Form 8-K as filed on July 21, 2005, on July 18, 2005, the Board of Directors of Correlant approved the dissolution of Correlant, pending approval by the Correlant shareholders. At a Special Meeting of Shareholders held August 5, 2005, Correlant shareholders approved the dissolution of Correlant. At the time of the dissolution, Opta held 10,000 shares of Series D Preferred Stock of Correlant and approximately 13,900,000 shares of common stock of Correlant. To date, Opta has received liquidation proceeds of $10,000,000 for its Series D preferred stock and $1,276,000 for its common stock.

GoVideo. As reported in our Form 8-K as filed on July 29, 2005, on July 26, 2005, Opta entered into a series of transactions to address the continued losses and liquidity issues with GoVideo. Each of such transactions was conditioned upon each other and the consummation of such transactions was deemed to occur simultaneously.

On July 26, 2005 pursuant to a Participation Agreement (the “Participation Agreement”) between us and Wells Fargo Business Credit, a division of Wells Fargo Bank, NA (“Wells”), we acquired an 80% participation interest in the credit facility of our wholly-owned subsidiary, GoVideo, under the Credit and Security Agreement dated as of July 21, 2003, as amended to date (the “Wells Credit Agreement”) between GoVideo and Wells. On October 13, 2005, we amended the Participation Agreement to provide for revolving advances in an amount up to $2,000,000 over the borrowing base (such revolving advances over the borrowing base to be referred to as “Overline Advances”) and as a result, our participation percentage was 80% with respect to the revolving advances that were not Overline Advances and 100% with respect to Overline Advances. The maximum amount of the line of credit remained at $4,000,000. Concurrently with the purchase of the participation and our collateral deposit of $800,000 in cash collateral to secure our obligations and guaranty of the Wells Credit Agreement, Wells released its lien on the intellectual property assets of GoVideo under the Wells Credit Agreement.

Pursuant to a forbearance agreement dated July 22, 2005, most recently amended by Wells January 20, 2006, between GoVideo and Wells (the “Forbearance Agreement”), Wells agreed to forbear from exercising its rights and remedies with respect to existing defaults under the Wells Credit Agreement from the date of the agreement through January 27, 2006 and modify certain terms of the Credit Agreement, including reducing the maximum line of credit to $4,000,000 and waiving the termination fee. Wells also agreed that defaults by GoVideo under financial covenants in the Wells Credit Agreement and with respect to material adverse changes will not constitute new defaults under that agreement. As a condition to the forbearance by Wells, GoVideo agreed to pay to Wells a fee of $300,000 by adding the fee to the loan’s principal balance in two installments, $150,000 on September 2, 2005 and $150,000 on January 4, 2006. Opta agreed to enter into the Participation Agreement and to deposit $800,000 in cash collateral to secure Opta’s guaranty as described above.

On January 27, 2006, pursuant to a Loan Sale Agreement dated January 20, 2006 between Opta and Wells, the Participation Agreement was terminated and Opta purchased the entire right, title and interest of Wells under, and Opta became the Lender under, the Wells Credit Agreement. The purchase price was $2,148,000, which consisted of the following: $2,113,000 principal, $23,000 interest and unused line of credit fees, and $12,000 legal and audit fees incurred by Wells. The full amount of Opta’s participation interest was credited against such purchase price. On February 1, 2006, Opta, as such Lender, and GoVideo further amended the Forbearance Agreement to extend the Forbearance Period to April 30, 2006, and to terminate the guaranty and the subordination agreement previously delivered by Opta to Wells under the Credit Agreement.

Pursuant to a purchase and sale agreement dated July 26, 2005 (the “TCLMM Agreement”) among GoVideo, TCL Multimedia Technology Holdings Limited, a Cayman Islands company with shares listed on the Stock Exchange of Hong Kong Limited (“TCLMM”), TCL Industries, Asia Focus Industrial Limited (“Asia Focus”) and Opta, TCLMM agreed to assume the debt obligations owed by GoVideo to TCL Industries and Asia Focus under three promissory notes, with obligations totaling approximately $11,000,000 at July 26, 2005 (“Existing Obligations”). The Existing Obligations were previously guaranteed by Opta, and secured by Opta’s pledge of 100% of the Common Stock and Series D Preferred Stock of Correlant, held by Opta. Pursuant to the TCLMM Agreement, TCL Industries and Asia Focus released Opta’s obligations as guarantor under the Existing Obligations and released Opta’s pledge of the Correlant shares.

In consideration for TCLMM’s assumption of the Existing Obligations, GoVideo (i) assigned to TCLMM all of GoVideo’s right, title and interest in and to certain significant intellectual property assets of GoVideo (the “GoVideo IP”) and (ii) issued a promissory note in favor of TCLMM (the “TCLMM Note”) for an initial principal amount of $1,000,000, representing the preliminary difference between the value of the GoVideo IP, as determined by a third-party appraiser, and the Existing Obligations assumed by TCLMM. A subsequent independent appraisal of the GoVideo IP was completed, which reduced the final valuation of the GoVideo IP by $700,000. As a result, the TCLMM Note automatically increased to $1,700,000.

The TCLMM Note principal and interest, at a monthly rate of 0.257%, was originally due and payable on January 26, 2006. Pursuant to the TCLMM Agreement, GoVideo granted to TCLMM a subordinated lien on all of GoVideo’s assets, as security for the TCLMM Note, junior to the lien under the Wells Credit Agreement. In addition, Opta agreed to guaranty GoVideo’s obligations under the TCLMM Note pursuant to a Guaranty dated July 26, 2005. GoVideo paid the principal and interest on the TCLMM Note in full on February 14, 2006.

Under the TCLMM Agreement, TCLMM granted to GoVideo a 90-day, non-exclusive, worldwide license to use the GoVideo IP on a royalty-free basis. On August 30, 2005, GoVideo and TCLMM negotiated an extension to the license agreement through October 24, 2008, with an automatic renewal for subsequent two year terms unless terminated by either party by ninety days written notice of intention not to renew. Under the terms of the agreement, GoVideo agreed to pay TCLMM a royalty based on the cost of goods sold in connection with the distribution, sale, advertising and promotion of certain consumer electronics products under the GoVideo tradename.

The above transactions impact our consolidated liquidity as follows:

•      Decreased cash, cash equivalents and short term securities by approximately $6,400,000, which was paid to Correlant’s noncontrolling shareholders as a result of liquidating Correlant;

•      Decreased debt, including both principal and accrued interest, of approximately $9,300,000 as a result of assigning the GoVideo IP to TCLMM in exchange for assuming GoVideo’s debt; and

•      Decreased cash by $300,000 as a result of paying a forbearance waiver fee to Wells.

We believe the above transactions will impact our future consolidated results of operations as follows:

•      Increase GoVideo’s cost of goods sold due to the license fee owed to TCLMM;

•      Decrease interest income as a result of liquidating Correlant; and

•      Decrease interest expense due to the extinguishment of GoVideo’s debt to third parties.

In addition to restructuring GoVideo’s debt, GoVideo’s business model is changing. Prior to the July 2005 restructuring transactions, GoVideo conducted its business through an OEM model and carried monthly inventories between $10,000,000 and $18,000,000 during the 12 months prior to the July 2005 restructuring transactions. Its business operations were financed through related party loans and a line of credit from Wells Fargo, which incurred high interest expense. Under the new business model, GoVideo will not carry inventories and will act as a brand licensing provider by bridging manufacturers and retailers. We believe this will enable GoVideo to reduce the overhead and risks related to carrying large inventories. GoVideo’s management is actively working with GoVideo’s suppliers to finalize its future business model and operations. The goal of the new business model is to return GoVideo to profitability and generate a positive cashflow. If the new business model is successfully implemented, we will continue to evaluate GoVideo’s business operations and financial performance. As this is a new business model, we cannot guarantee its success. Additionally, we cannot guarantee that once the new business model is implemented that GoVideo will return to profitability or generate positive cashflow. Management currently believes that if the new business model cannot be successfully implemented, GoVideo will cease operations. If GoVideo is shutdown and has any assets subsequent to the shutdown, the assets will be combined with the proceeds from the liquidation of Correlant and used to identify market opportunities as discussed above.

Looking forward to the second half of fiscal 2006 and beyond, in addition to the continued evaluation of GoVideo, we will concentrate our efforts on the Going Private Transaction and terminate our Periodic Reporting Obligations, relieving us of the costs, administrative burdens and competitive disadvantages associated with operating as a public company. Additionally, using the cash from the liquidation of Correlant, we will concentrate on identifying market opportunities that will create and accelerate the growth and success of Opta complementary with the Company’s business and long-term strategies while leveraging our significant experience in the consumer electronics market.

Acquisitions and Dispositions

We have engaged in multiple acquisitions and dispositions. The details of these transactions are described in detail in “Item 8. Financial Statements and Supplementary Data Note 4 – Acquisitions and Dispositions – Majority Owned Subsidiaries and Note 5 – Acquisitions and Dispositions – Equity Method Investees.”  However, unless specifically addressed in MD&A, these acquisitions and dispositions were not material to our results of operations and the understanding of our business. As such, the details have been omitted from MD&A. The following is a discussion of our acquisitions and dispositions in order of significance to our current business.

GoVideo

In April 2003, we purchased substantially all assets and assumption of certain liabilities of a product line known as “GoVideo.”  The GoVideo product line, established in 1984, designs and manufactures product lines in the consumer electronics industry, including Rave MP branded product (“MP3”), digital video disc (“DVD”) players, portable DVDs, DVD-Video Cassette Recorder (“VCR”) Combos, Dual-Deck VCRs, DVD Recorders, DVD Recorder + VCRs, and liquid crystal display (“LCD”) TVs. During the period covered by this report, GoVideo’s strategy was to develop, market, and distribute innovative, high performance consumer electronic products that incorporate advanced technology, ease of use, and superior industrial design. Additionally, GoVideo’s marketing strategy was to sell products with the support of independent sales representatives specific to certain geographic territories throughout the U.S. and who also represent many other brand name consumer electronic products. GoVideo sold its product lines directly to retailers nationwide including numerous national and regional chains, catalog accounts, specialty stores, warehouse clubs and home shopping channels.

Our business strategy with respect to GoVideo is currently being evaluated as previously discussed. While our objective and full effort is on guiding GoVideo toward profitability, we cannot provide assurance that GoVideo will be able to generate a profit in any given future period. If GoVideo cannot achieve and sustain future profitability, GoVideo may have to further scale down operations or even cease operations.

Correlant Communications, Inc

In March 1999, we entered into a share exchange agreement which provided for the acquisition of 94.5% of the issued and outstanding common shares of Correlant, representing an 81% ownership interest in Correlant. Subsequently, there have been several transactions, which reduced our ownership interest in Correlant to approximately 66%.

During the period covered by this report, Correlant generated revenue by selling the Media Access Controller (“MAC”) bundled with its proprietary cable modem software (“MAC+software”), which were both key components of the Data-Over-Cable System Interface Specification (“DOCSIS”) certified cable modem. In certain instances, Correlant sold the completed cable modem.

As a result of declining margins and demand for its products, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem business effective December 23, 2003. Correlant was dissolved subsequent to June 30, 2005.

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

Results of Operations

Comparison of Fiscal 2005 to Fiscal 2004

The following table summarizes certain aspects of our results of operations for fiscal 2005 compared to fiscal 2004 (in thousands):

	June 30,
	2005	2004	$ Change	% Change

Revenues	$129,119	$125,324	$3,795	3%

Gross profit (loss)	(2,550)	10,125	(12,675)	(125)%
As a percentage of revenues	(2)%	8%

General and administrative	5,516	8,414	(2,898)	(34)%
Sales and marketing	6,727	4,604	2,123	46%
Research and development	2,113	2,637	(524)	(20)%
Restructuring charges	(78)	1,845	(1,923)	(104)%
Impairment of assets	538	1,831	(1,293)	(71)%

Total other income (expense), net	(1,623)	(78)	1,545	1,981%

Benefit for income taxes	714	498	216	43%

Revenues

The increase in overall revenues for fiscal 2005 as compared to fiscal 2004 was primarily attributable to GoVideo’s increased product offerings most notably the DVD Recorder + VCR, which was introduced during the second quarter of fiscal 2004 and the MP3, which was introduced during the first quarter of fiscal 2005. Revenues attributable to the new DVD Recorder + VCR totaled $33,188,000 during fiscal 2005 as compared to $23,164,000 during fiscal 2004. Revenues attributable to the MP3 totaled $28,103,000 during fiscal 2005 as compared to no revenue during fiscal 2004.

The increase in overall revenues for fiscal 2005 as compared to fiscal 2004 discussed above was somewhat offset by the following:

•      The decrease in other existing product sales, including the DVD recorder. Net revenues attributable to the DVD recorder decreased $25,812,000 to $45,789,000 during fiscal 2005 from $71,601,000 during fiscal 2004.

•      The continual pricing pressures that are traditional in the consumer electronics market;

•      The inability to negotiate a competitive product purchase price from contract manufacturers; and

•      Customers going straight to contract manufacturers to purchase products.

Nearly 100% of our revenues were generated from domestic sales during fiscal 2005 and 2004. We expect this trend to continue as long as GoVideo sales are our main source of revenues.

Gross Profit including Cost of Revenues

The decrease in gross profit dollars and gross profit percentage for fiscal 2005 as compared to fiscal 2004 was due to the following:

•      The liquidation of GoVideo’s significantly overstocked and overpriced inventory of DVD recorders, DVD Recorders + VCRs and MP3 players. At certain times during fiscal 2005, GoVideo had committed outstanding orders as the prices of these products began to drop substantially. Although GoVideo was able to cancel and/or renegotiate some outstanding orders, it was not sufficient to mitigate the substantial price drop. As a result, GoVideo had to liquidate a substantial amount of inventory at negative gross profit.

•      $1,869,000 net increase to the inventory valuation during fiscal 2005; and

•                  The continual downward price pressure experienced by the overall consumer electronics market.

We anticipate continued pressure on the selling prices of GoVideo’s different consumer electronics products until GoVideo’s business model is changed from an OEM to a brand licensing provider as previously discussed.

Operating Expenses

General and administrative (“G&A”). G&A expense consists primarily of personnel costs for our administrative and support staff, allowance for doubtful accounts, and legal and accounting fees. The decrease in G&A expense for fiscal 2005 as compared to fiscal 2004 was primarily a result of:

•                  The shut down of Correlant’s historical operations which contributed $642,000 to G&A during fiscal 2005 as compared to $3,848,000 during fiscal 2004.

•                  The one time recovery of bad debt associated with settling a legal dispute, during fiscal 2005, with one of Correlant’s customers. The recovery totaled $1,946,000.

Sales and marketing (“S&M”). S&M expense consists primarily of personnel costs for our sales staff, advertising and product promotional expenses. The increase in S&M expense for fiscal 2005 as compared to fiscal 2004 was primarily due to the following factors:

•                  Increased sales and marketing efforts expended to launch the new MP3;

•                  Increased sales and marketing dollars offered to customers as an incentive to purchase GoVideo brand products as opposed to competitors’ products that already exist in the market; and

•                  Increased headcount, prior to GoVideo’s downsizing, to support GoVideo’s growing business needs.

Research and development (R&D). R&D expenses consist primarily of personnel costs of employees engaged in research, design and development activities and, to a lesser extent, design prototype material expenditures and equipment and supplies required to develop new products and enhance existing products. The decrease in R&D expenses during fiscal 2005 as compared to fiscal 2004 was directly related to the shut down of Correlant’s historical operations. Correlant incurred no R&D expenses during fiscal 2005 as compared to $1,547,000 during fiscal 2004. This decrease was somewhat offset by the increased R&D expense attributable to GoVideo’s increased expenses to support GoVideo’s expanded product offerings.

We believe overall operating expenditures may decrease as GoVideo has taken steps to reorganize certain aspects of its business. GoVideo has undertaken cost reduction efforts, including reducing staff, realigning the roles and responsibilities of management and reducing other operating expenses in an attempt to return to profitability and become cash flow positive. Additionally, we believe that going private will reduce our annual G&A expenses significantly, and also will allow the Company to avoid significant G&A expenses because the Company will not be required to comply with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act.

Restructuring Charges. During the second quarter of fiscal 2004, the Company’s board of directors approved the wind down and cessation of Correlant’s historical operations in the cable modem industry. In connection with the shut down, Correlant recorded a restructuring charge of $1,845,000 during fiscal 2004. On November 4, 2004 Correlant entered into a lease termination agreement for its San Diego facility. In fiscal 2005, as a result of the lease termination, we reversed $78,000 of previously accrued facilities closing expense.

The following table summarizes the activity in the Company’s reserves associated with its shut down of historical operations (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing	Other	Total restructuring charges
Balance at June 30, 2003	$—	$—	$—	$—
Fiscal 2004 restructuring charges	890	583	372	1,845
Cash payments	(628)	(49)	(372)	(1,049)
Balance at June 30, 2004	262	534	—	796
Cash payments	(262)	(456)	—	(718)
Reversal of over accrual	—	(78)	—	(78)
Balance at June 30, 2005	$—	$—	$—	$—

Impairment of assets. During fiscal 2005, the Company recorded a charge of $538,000 relating to the impairment of GoVideo’s property and equipment resulting from the down-sizing of operations subsequent to fiscal 2005. The impairment of assets during fiscal 2004 was mainly attributable to the $1,795,000 write off of GoVideo’s goodwill. As part of our annual review of financial results, we noted indicators that the carrying value of GoVideo’s goodwill may not be recoverable. Based on the annual testing performed, we wrote off the entire balance of GoVideo’s goodwill.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense, foreign exchange gain (loss) and other non-operating items. Other income (expense) during fiscal 2005 was mainly attributable to interest expense related to GoVideo’s debt. GoVideo’s interest expense increased during fiscal 2005 as compared to fiscal 2004 as a result of GoVideo’s increased average debt principal. Additionally, interest expense was incurred at a higher default interest rate attributable to GoVideo’s non-compliance with certain debt covenants. During fiscal 2005, the interest expense was somewhat offset by settling a legal dispute with a customer of Correlant, Turbocomm Technologies, Inc. (“TurboComm”), as discussed above, resulting in a one time gain of $774,000 and Opta also settling a dispute with TurboComm, a stockholder of Opta, which resulted in a one time gain of $88,000. Interest income remained fairly constant during all periods presented as a result of the slightly decreased cash and cash equivalents and short term investment balances offset by the slight increase in fixed income interest rates. For 2004 details, see “Comparison of Fiscal 2004 to Fiscal 2003.”

Benefit for Income Tax

Our fiscal 2005 benefit for income taxes was primarily reflective of two income tax refunds received subsequent to June 30, 2005. The first refund was a result of the Internal Revenue Service (“IRS”) auditing our tax years ended June 30, 2001, 2000, and 1999. The audit was resolved by the Joint Committee on Taxation (“JCT”) and they approved our refund of federal income tax of approximately $1,486,000. This refund was reduced by interest owed by us to the IRS (restricted interest), which resulted in a net refund of $473,000. The second refund was a result of amending our New Jersey State tax return to apply net operating losses generated in tax years ended June 30, 2002 and 2001, to taxable income reported in the tax year June 30, 2000. As a result, we received $1,134,000 from the State of New Jersey.

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

Operating Expenses

General and administrative. G&A expense consists primarily of personnel costs for our administrative and support staff, allowance for doubtful accounts, and legal and accounting fees. The increase in G&A expense for fiscal 2004 as compared to fiscal 2003 was primarily a result of including GoVideo for the entire year in fiscal 2004 as compared to fiscal 2003, which only included GoVideo from April 18, 2003 through June 30, 2003.

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

Sales and marketing. S&M expense consists primarily of personnel costs for our sales staff, advertising and product promotional expenses. The increase in S&M expense for fiscal 2004 as compared to fiscal 2003 was primarily due to the following factors:

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

Research and development. R&D expense consists primarily of personnel costs, including amortization of deferred stock compensation of employees engaged in research, design and development activities and, to a lesser extent, design prototype material expenditures and expensed equipment and supplies required to develop new products and enhance existing products. The majority of R&D expenses during fiscal 2004 and 2003 were attributable to Correlant. Therefore, the decrease in R&D expense for fiscal 2004 as compared to fiscal 2003 was directly related to the shut down of Correlant’s historical operations. The decrease was somewhat offset by the inclusion of GoVideo for the entire year in fiscal 2004 as compared to fiscal 2003, which only included GoVideo from April 18, 2003 through June 30, 2003.

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

Liquidity and Capital Resources

The following table summarizes our liquidity position and cash flows as of and for the year ended June 30, 2005 (in thousands):

Cash and cash equivalents	$2,844
Short-term investments	16,128
Working Capital	5,074
Cash provided by operating activities	7,668
Cash provided by investing activities	1,094
Cash used by financing activities	(8,955)

As of June 30, 2005, our principal source of liquidity included cash and cash equivalents and short-term investments of $18,972,000. Cash provided by operating activities was attributable to GoVideo’s decreased inventory and accounts receivable as a result of scaling back GoVideo’s operations. Additionally, cash provided by operating activities was positively impacted as a result of GoVideo’s accounts payable and accrued expenses, which increased as a result of managing GoVideo’s line of credit and payments to vendors. Cash provided by operating activities was somewhat offset by cash used to fund our consolidated net loss. Significant operating cash outlays during fiscal 2005 included payment of separation costs for terminated employees and contractors and facility closing costs totaling $782,000 associated with the 2004 Correlant restructuring. We expect future cash provided (used) by operating activities to fluctuate, primarily as a result of fluctuations in our operating results, the timing of product shipments, accounts receivable collections, inventory management and the timing of vendor payments.

During fiscal 2005, our principal investing activities included the net sales of short- term investments and the net purchase of property and equipment.

Financing activities during fiscal 2005 consisted almost entirely of our subsidiary GoVideo receiving advances, and making payments on its available line of credit. The net decrease to GoVideo’s line of credit was a result of paying down the principal as GoVideo received payments from customers. The remaining financing activities were due to our subsidiary, DigiTech, borrowing $725,000 from TCL to expand operations in China. The loan originally matured June 30, 2005. However, the loan has been automatically extended for two six-month periods and may be automatically extended for additional six month terms if DigiTech and TCL mutually agree to renew the loan.

Cash and Working Capital Requirements

At June 30, 2005, our main operating subsidiary, GoVideo, had three significant debt agreements, all of which were materially impacted by transactions entered into subsequent to June 30, 2005, as previously discussed.

The first agreement was the Credit Agreement with Wells Fargo Business Credit, which was originally entered into July 2003, subsequently amended several times, and ultimately scheduled to mature July 21, 2007. At June 30, 2005, GoVideo owed Wells $6,172,000. On January 27, 2006, pursuant to a Loan Sale Agreement dated January 20, 2006 between Opta and Wells, Opta purchased the entire right, title and interest of Wells under, and Opta became the Lender under, the Wells Credit Agreement. The purchase price was $2,148,000, which consisted of the following: $2,113,000 principal, $23,000 interest and unused line of credit fees, and $12,000 legal and audit fees incurred by Wells. On February 1, 2006, Opta, as such Lender, and GoVideo further amended the Forbearance Agreement relating to the Wells Credit Agreement to extend the Forbearance Period to April 30, 2006, and to terminate the guaranty and the subordination agreement previously delivered by Opta to Wells under the Credit Agreement. See “Business Developments Subsequent to Fiscal 2005.”

The second and third agreements that were materially impacted by transactions entered into subsequent to June 30, 2005, as previously discussed, were with TCL Industries and Asia Focus, entities affiliated with TCL. The advances had been used to fund inventory purchases and operating expenses. These advances, which were subordinate to GoVideo’s line of credit, were originally due at various dates during 2004. GoVideo was unable to pay the loans and extended the maturity dates of both loans multiple times. Both loans were collateralized by 100% of the Common and Preferred Series D stock of Correlant Communications owned by Opta. The principal owed to TCL Industries at June 30, 2005 was $1,500,000. The principal owed to Asia Focus at June 30, 2005 was $4,700,000. Both loans were paid subsequent to June 30, 2005.

Additionally, Opta had one significant debt agreement that was materially impacted subsequent to June 30, 2005, as previously discussed. During fiscal 2004, Opta entered into a financing agreement with TCL Industries. Opta ultimately loaned the funds to GoVideo to fund inventory purchases and operating expenses. Opta extended the maturity date of the loan multiple times. The loan was collateralized by 100% of Opta’s Common and Preferred Series D stock of Correlant Communications. The principal owed to TCL at June 30, 2005 was $4,500,000. See “Item 13. Certain Relationships and Related Transactions.”  The loan to TCL Industries was paid subsequent to June 30, 2005.

During fiscal 2005, one of our major challenges was managing liquidity. Liquidity has been an issue since we began growing our subsidiary, GoVideo, out of bankruptcy. As a result of the increasing concerns with liquidity, we entered significant transactions, as previously discussed, that decreased consolidated debt and increased consolidated working capital. See “Business Developments Subsequent to Fiscal 2005.”  While management’s goal is to guide the Company toward profitability and positive cashflow, there can be no assurance that the Company’s future revenues or its cost control actions will enable it to return to profitability or generate a positive cashflow. Taking into consideration the significant transactions consummated subsequent to June 30, 2005, and considering current cash reserves and other existing sources of liquidity, we believe the consolidated Company has sufficient sources of financing to continue operations through at least the next twelve months. However, if our capital requirements exceed liquidity available from operations, we cannot assure you that additional sources of financing would be available to us on commercially favorable terms, if at all.

Contractual Obligation

The following table summarizes our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$319	$304	$15	$—	$—
Capital lease obligations	—	—	—	—	—
Inventory purchase obligations	2,864	2,864	—	—	—
Total contractual cash obligations	$3,183	$3,168	$15	$—	$—

During October 2005, Opta extended its office lease through October 2006. Future minimum lease payments, not included in the above table, related to the lease extension total approximately $30,000.

Substantially all our operating lease obligations are building leases. The above inventory purchase obligations are entered as part of the normal course of business by our subsidiary, GoVideo, and are generally subject to renegotiation and cancellation at any time. The Company believes that its existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and that the ultimate payments associated with these commitments will not have a material adverse impact on the Company’s liquidity position.

Off-Balance Sheet Arrangements

At June 30, 2005, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

Our Company’s operations have significantly changed during the period covered by this filing. We transitioned our operations from the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and networking devices to the development, marketing, and distribution of innovative, high performance consumer electronic products. Subsequent to the reporting period, GoVideo began changing its business model from an OEM model to a brand licensing provider by bridging manufacturers and retailers. As a result, there are no meaningful current or historical trends in production, sales or inventory, product backlog, product costs, selling prices or levels of operating expenses.

As of January 31, 2006, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties existed, which are likely to have a material effect on our liquidity.

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

•                  Investments. Our investments consist primarily of debt securities. Investments are stated at fair value based on quoted market prices obtained from an independent banker. Investments are classified as available-for-sale based on management’s intended use. As of June 30, 2005 the cost of our investments approximated fair value. Currently we do not have any equity investments in publicly traded companies. During the period covered by this Annual Report, we held noncontrolling interests in private companies with no active market, which required fair values to be estimated. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

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

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 represents the first phase of the FASB’s project to clarify the accounting treatment of certain instruments that possess characteristics of both liabilities and equity. SFAS 150 generally requires that freestanding financial instruments that obligate the issuer to redeem the holders’ shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions be treated as liabilities. The provisions of SFAS 150 are effective immediately for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, with the exception of mandatorily redeemable instruments of non-public companies, which become subject to SFAS 150 for fiscal periods beginning after December 15, 2003. We adopted SFAS 150 during fiscal 2005. The adoption did not have a material effect on our financial position, results of operations, or cash flows as of or for the year ended June 30, 2005.

In November 2004, the FASB issued SFAS 151, Inventory Costs (SFAS 151), which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We expect to adopt this new standard on June 1, 2006, using the modified prospective method. We do not believe the adoption of SFAS 123R will have a material impact on our financial statements.

On December 16, 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. We expect to adopt this new standard during fiscal 2006. We do not believe adoption of SFAS 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

On June 7, 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion 20, Accounting Changes, and Statement 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of invested funds by limiting default risk, market risk, and reinvestment risk. We minimize our risk by investing in only the safest and highest credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only corporate debt and government securities. The fair value of our investment portfolio fluctuates based on changes in market conditions and interest rates; however, given the short term maturities, we have not experienced significant market or interest rate risk.

The amortized cost, expected maturity dates and estimated fair value of our investment portfolio as of June 30, 2005 and 2004, respectively, were as follows:

					Fair
	Amortized	Expected Maturity Dates			Market
	Cost	2006	2007	2008	Value
June 30, 2005
Government Securities	$10,692	$7,692	$3,000	$—	$10,567
Weighted average interest rate	2.26%	2.26%	2.26%	—
Corporate Bonds	$5,607	$5,607	$—	$—	$5,561
Weighted average interest rate	4.18%	4.18%	—	—

					Fair
	Amortized	Expected Maturity Dates			Market
	Cost	2006	2007	2008	Value

June 30, 2004
Government Securities	$11,042	$1,000	$7,042	$3,000	$10,910
Weighted average interest rate	2.18%	1.46%	2.17%	2.44%
Corporate Bonds	$6,774	$1,527	$5,247	—	$6,733
Weighted average interest rate	4.20%	4.06%	4.24%	—

We sold our entire investment portfolio subsequent to June 30, 2005 as part of liquidating Correlant.

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

Item 8. Financial Statements

The information required by Item 8 is included on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On September 21, 2005, upon recommendation of the Company’s Audit Committee and approval of the Board of Directors, the Company dismissed Hein & Associates LLP (“Hein”) as its independent auditors. Effective September 27, 2005 Opta Corporation (“Opta”) engaged Clancy and Co., P.L.L.C. (“Clancy”) as independent principal accountant to audit Opta’s audited financial statements for the year ending June 30, 2005. During each of the Company’s two most recent fiscal years, there were: (i) no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Hein, would have caused Hein to make reference to the matter in their report; and (ii) no reportable events as defined in Item 304(a) (1) (v) of Regulation S-K. For more details regarding our change in accountants, see our Form 8-K filed on September 29, 2005.

There were no disagreements with accountants on accounting and financial disclosure during fiscal 2005.

Item 9A. Controls and Procedures

In connection with the audit of our financial statements for the year ended June 30, 2005, Clancy and Co., P.L.L.C. (“Clancy”), our independent auditors, informed the Board of Directors on February 20, 2006 of several “significant deficiencies” that collectively constituted a “material weakness” in our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement or the annual or interim financial statements will note be prevented or detected.

The following conditions, all of which were communicated to the Audit Committee by Opta’s previous auditors (Hein) and for which no apparent improvement was made, were identified:

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

Accordingly, the Company’s internal controls over financial reporting are still not effective:

Based upon the Company’s evaluation, which considered the above findings of Clancy, the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Chief Operating Officer concluded that, as of June 30, 2005, the Company’s internal controls over financial reporting were not effective.

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) need to be strengthened and are not sufficiently effective. We have taken various steps to maintain the accuracy of our financial disclosures, and based on these measures and other significant work, management believes there are no material inaccuracies or omissions of material fact in our financial statements and other reports filed with the SEC. However, material weaknesses in our internal controls over financial reporting could further adversely impact our current inability to report timely financial information. Our efforts to strengthen our disclosure controls and procedures have been delayed due to the Going Private Transaction described above in “Item 1. Business.”  The Going Private Transaction will enable us to terminate our Periodic Reporting Obligations so that we may continue future operations as a private company, relieving us of the costs, administrative burdens and competitive disadvantages associated with operating as a public company.

Changes in Internal Control

In connection with the audit of our financial statements for the year ended June 30, 2004, Hein & Associates LLP (“Hein”), our independent auditors at that time, informed the Board of Directors of a “reportable condition” that constituted a “material weakness” in our internal control over financial reporting under standards established by the American Institute of Certified Public Accountants, or AICPA. A material weakness was defined for the applicable periods as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. A reportable condition was defined for the applicable periods as a matter that relates to significant deficiencies in the design or operation of internal controls that could adversely affect an organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. While we are implementing steps to ensure the effectiveness of our internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. The Going Private Transaction described above will enable us to terminate our periodic reporting obligations so that we may continue future operations as a private company, relieving us of the costs, administrative burdens and competitive disadvantages associated with operating as a public company. As a result of the Going Private Transaction, we have experienced delays in our efforts to ensure the effectiveness of our internal controls over financial reporting. See “Item 1. Business.”

Item 9B. Other Matters

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

As permitted under Section 228 of the Delaware General Corporation Law, by written consent dated May 16, 2005, stockholders of the Company representing more than a majority of the issued and outstanding shares of common stock elected the current Opta Corporation Directors.

(A) Opta Corporation Directors

Our Board of Directors is currently divided into three classes with staggered terms. Our Class I Director, Zuoquan Lin, will stand for reelection at the 2008 Annual Meeting of stockholders, or until his successor is duly elected and qualified or until his death, resignation or removal. Our Class II Director, Vincent Yong Yan, will stand for reelection at the 2006 Annual Meeting of stockholders, or until his successor is duly elected and qualified or until his death, resignation or removal. Our Class III Directors, Dongsheng Li and James Jian Liu, will stand for reelection at the 2007 Annual Meeting of stockholders, or until their successors are duly elected and qualified or until their death, resignation or removal. The following table sets forth certain information with respect to the directors of the Company as of June 30, 2005:

Name	Age	Office
LI, Dongsheng	48	Chairman of the Board and Class III Director
YAN, Vincent Yong	42	President, Chief Executive Officer, Class II Director
LIU, James Jian	49	Class III Director
LIN, Zuoquan	42	Class I Director

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

There were no changes in procedures for nominating Opta directors during the fiscal year ended June 30, 2005.

The Company will provide a copy of our Board Nomination Procedures to any person, free of charge, upon written request sent to our principal executive office.

(B) Opta Corporation Executive Officers

Name	Age	Office
YAN, Vincent Yong	42	President, Chief Executive Officer, Class II Director
WANG, Sean Shaojian	41	Chief Operating Officer, Interim Chief Financial Officer

See discussion related to Mr. Yan above.

Sean Shaojian Wang was appointed as the Company’s Chief Operating Officer in June 2004. Effective April 5, 2005, Mr. Wang began serving as the interim chief financial officer of Opta until Opta has completed a search for a new chief financial officer. Mr. Wang served as the Chief Financial Officer, from 2002 to 2004, of PacificNet, Inc., a company in Minneapolis, Minnesota whose shares are traded on NASDAQ (Symbol: PACT). PacificNet, Inc., through its subsidiaries, invests, operates and provides value-added telecom services (“VAS”) and products solutions in China. From 1993 to 2002, Mr. Wang served as a managing director of Thian Bing Investments PTE, Ltd. in Singapore, an investment company in oil seeds planting, edible oil processing, packing materials and the other related industries. Mr. Wang graduated from Hamline University in St. Paul, Minnesota with a Bachelor of Science in 1986 and from the University of Minnesota with a Masters of Business Administration in 1989.

None of the members of the Board of Directors or executive officers of the Company are related to one another.

(C)  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the fiscal year ended June 30, 2005, our directors and officers complied with all Section 16(a) filing requirements.

(D) Code of Ethics

The Company has adopted a code of ethics that applies to all employees, executive officers and all members of our finance department, including the principal accounting officer. Our code of ethics, which was originally adopted on March 26, 2004, is included as Exhibit 14.1 filed herewith.

(E)  Audit Committee

The Company has a separately designated standing Audit Committee of the Company’s Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. James Jian Liu and Zuoquan Lin are the members of our Audit Committee. The Audit Committee represents the Board of Directors in discharging its responsibility relating to the accounting, reporting and financial practices of the Company and its subsidiaries and shall have general responsibility for surveillance of the systems of internal controls, which management and the Board of Directors have established, the performance and selection of independent auditors, and our audit and financial reporting processes. Opta has no “audit committee financial expert” as defined in Item 401(h) of Regulation S-K due to the aforementioned Going Private Transaction.

Audit Committee Report

The Audit Committee, operating under its written charter, has (1) reviewed and discussed the audited financial statements of the Company as of and for the year ended June 30, 2005, with management of the Company; (2) discussed with the Company’s independent accountants the matters required to be discussed by Statement on Auditing Standards (“SAS”) No. 61, Communications with Audit Committees, and SAS No. 90, Audit Committee Communications; (3) received and reviewed the written disclosures and the letter from its independent accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees; and (4) discussed with its independent registered public accounting firm, the independent registered public accounting firm’s independence. Based on its review and discussions listed above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005, for filing with the Securities and Exchange Commission.

This report is submitted by the Audit Committee.

/s/ LIU, Jian
LIU, Jian

/s/ LIN, Zuoquan
LIN, Zuoquan

Item 11. Executive Compensation

The following table shows for the fiscal years ended June 30, 2005, 2004 and 2003, compensation awarded or paid to, or earned by each of the Named Executive Officers at June 30, 2005:

Summary Compensation Table

	Annual Compensation					Long Term Compensation
Name and Principal Position	Year		Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Vincent Y Yan (1)	2005		$180,000	$30,000	—	—	—	—	—
President, Chief	2004		180,000	150,000	—	—	—	—	$39,000
Executive Officer,	2003		120,000	—	—	—	—	—	39,000
CFO (3)
Sean Wang	2005		$160,000	$20,000	—	—	—	—	$28,000
COO, Interim CFO	2004	(2)	160,000	—	—	—	—	—	—
	2003		N/A	—	—	—	—	—	—

(1) Mr. Yan has an employment contract with the Company signed on June 29, 2001. The contract was automatically extended for a year on June 30, 2005.

(2) Reflects Mr. Wang’s annual salary at the time he was appointed Chief Operating Officer in June 2004.

(3) Mr. Yan was Opta’s CFO from June 2001 until November 2002.

Stock Options

No current executive officer or director of the Company holds any stock options. No stock option grants were made during fiscal 2005. No stock appreciation rights were granted during fiscal 2005.

Option Exercises and Holdings

No current executive officer or director of the Company holds any option, and no options were exercised during fiscal 2005.

Director Compensation

During fiscal 2005, non-employee directors of the Company were each offered $20,000 per year to serve on Opta’s Board of Directors, plus actual out-of-pocket expenses for attendance at each board meeting. During fiscal 2005, no board member accepted the $20,000 payment. Although non-employee directors were eligible to receive an option to purchase 5,000 shares of the Company’s common stock for each fiscal year that they serve as Directors, no Director received such options during fiscal 2005.

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

On June 29, 2001, the Company entered into a one-year employment agreement with Mr. Yan for the positions of President, Chief Executive Officer, Chief Financial Officer from June 2001 to November 2002, and Secretary of the Company. This agreement may be extended for successive one-year periods by the Company and Mr. Yan. For his services, Mr. Yan was originally paid an annual salary of $120,000, increased to $180,000 in fiscal 2004, and an annual bonus to be determined in the discretion of the Company’s Compensation Committee of the Board of Directors. A copy of the employment contract with Vincent Yan was attached in the Company’s Form 10-K filed on October 12, 2001. During fiscal 2005, Mr. Yan’s employment agreement was extended for one year without any changes.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee, established by the Board of Directors in March 2004, reviews and approves the compensation for executive officers of the Company on an annual basis. Members of the Compensation Committee, James Jian Liu and Zuoquan Lin, are independent directors and are not employees of the Company. Neither of them currently are, nor ever been, officers or employees of Opta or any of its subsidiaries.

Before the Compensation Committee was created, compensation for executive officers was determined by three members of the Board of Directors, Jian Liu, Zuoquan Lin and Li Dongsheng, Chairman of the Board.

Compensation Committee Report on Executive Compensation

The following is the report of the compensation committee of the board of directors, describing the compensation policies and rationale applicable to the Company’s executive officers with respect to the compensation paid to such executive officers for the fiscal year ended June 30, 2005.

Purpose of the Compensation Committee. The committee is responsible for determining compensation levels for the Company’s executive officers for each fiscal year based upon a consistent set of policies and procedures.

Committee Structure. The committee is made up of two members; both of which are independent, non-employee members of the board of directors. The Committee meets on an as needed basis. No prior or current member of the committee has any interlocking relationships as defined by the Securities and Exchange Commission.

Objectives of the Compensation Program. The objectives of the compensation program are: (1) to provide a means for the Company to attract and retain high-quality executives, (2) to tie executive compensation directly to the Company’s business and performance objectives, and (3) to reward outstanding individual performance that contributes to the long-term success of the Company.

Elements of Compensation. Each executive officer’s compensation package is ordinarily comprised of two elements: (1) base compensation, which reflects individual performance and is designed primarily to be competitive with salary levels in a comparative group, and (2) annual bonus plan compensation ordinarily payable in cash and tied to both the achievement of individual performance objectives and company financial performance goals established by the committee. Although there is a third element, stock options, available, no stock options have ever been granted to executives.

Base Compensation. The base compensation for each executive officer is determined by analyzing competitive salary ranges of companies similar in size and business. The committee believes that the current base compensation for executive officers is at the mid-range of comparative companies. The committee intends base salary to provide executives with a level of stability and certainty each year and intends that this particular component of compensation not be affected to any significant degree by company performance factors.

Annual Bonus Plan Compensation. The Company’s annual bonus plan provides for incentive bonus compensation to all officers based on the achievement of specific corporate performance targets established during the year.

Both the Chief Executive Officer and the Chief Operating Officer received no base compensation increase during fiscal 2005 as both salary levels were deemed to be competitive with the current market. Both the Chief Executive Officer and the Chief Operating Officer received bonuses commensurate with job performance as a result of Opta meeting strategic goals set by the Board of Directors.

Respectfully Submitted:

Compensation Committee

/s/ LIU, Jian
LIU, Jian

/s/ LIN, Zuoquan
LIN, Zuoquan

Stock Price Performance Graph

The line graph below compares the cumulative total shareholder return on our Opta common stock with the cumulative total return for the Standard & Poor’s SmallCap 600 Index from June 30, 2001 through June 30, 2005 and a peer group of consumer electronic-related companies beginning June 30, 2003. Due to the dramatic shift in business focus from cable modems and cable-modem related equipment to consumer electronics during fiscal 2003, we are unable to present any meaningful comparisons to peers prior to June 30, 2003. The graph assumes the value of the investment in our Opta common stock and the SmallCap 600 Index was $100 at June 30, 2001 and $100 investment in consumer electronic-related peer group at June 30, 2003. It also assumes that all dividends paid by those companies included in the indexes were reinvested. No cash dividends have been declared on our Opta common stock.

Comparison of 5 Year Cumulative Total Return*

Opta Corporation and Standard & Poor’s SmallCap 600 Index

* $100 invested on June 30, 2001 in stock or index – including reinvestment of dividends. Fiscal year ending June 30.

	June 30,
	2001	2002	2003	2004	2005
Opta Corporation	$100.00	$9.62	$0.61	$0.41	$0.81
S&P SmallCap 600	100.00	99.87	95.39	127.92	143.79
Consumer Electronic Peer Group			100.00	120.43	105.62

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the number of shares of Common Stock beneficially owned as of June 30, 2005 by (i) all persons who are beneficial owners of five percent or more of the Company’s Common Stock, (ii) the Company’s executive officers named in the Summary Compensation Table above, (iii) each director and nominee for director of the Company, and (iv) all current executive officers and directors as a group as of January 31, 2006:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)
Common Stock	Lotus International Holdings Ltd.(2) Suite 13 First Fl., Oliaji Trade Center Francis Rachel Street Victoria, Mahe Republic Of Seychelle	16,000,000	32.0%
Common Stock	TCL Industries Holdings (HK) Ltd.(3) 13/F TCL Tower 8 Tai Chung Road Tsuen Wan, Hong Kong	9,606,671	19.2%
Common Stock	LI, Dongsheng	—	—
Common Stock	YAN, Vincent Yong	—	—
Common Stock	LIU, James Jiam	—	—
Common Stock	LIN, Zuoquan	—	—
Common Stock	WANG, Sean	—	—
	All directors and executive officers as a group (consisting of 5 persons)	—	—

(1) All information is as of January 31, 2006 and determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, based solely upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission.

(2) Lotus International Holdings Ltd. is controlled by TCL Industries Holdings (HK) Ltd.

(3) TCL Industries Holdings (HK) Ltd. is an affiliate of TCL Holdings Group.

The stockholders approved the 2000 Equity Incentive Plan (“Incentive Plan”) on April 28, 2000. The Board of Directors administers the Incentive Plan. Employees, directors, and consultants of the Company and its affiliates, who in the judgment of the Board render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as nonstatutory stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provided 11,355,000 shares of common stock to be offered. The vesting provisions of individual options may vary. The exercise price shall not be less than 100% of the fair market value of a common stock on the grant date. No options have been granted since the Incentive Plan’s adoption.

As part of the 1999 acquisition of Correlant, Opta entered into share exchange agreements with Correlant. As stipulated by the agreement, Opta set aside a total of 1,708,000 of contingently issuable shares of Opta common stock. The contingent shares were to be issued as Correlant stock options, specified in the purchase agreements, were exercised. For each option exercised by a Correlant stock option holder, 81% of such shares were to be transferred to Opta in exchange for 0.5364 shares of Opta common stock for each share of Correlant stock transferred. There were 0, 3,000 and 1,017,000 Opta shares contingently issuable in connection with both share exchange agreements as of June 30, 2005, 2004 and 2003, respectively.

Item 13. Certain Relationships and Related Transactions

In addition to Mr Yan’s employment agreement discussed in Item 11, Opta entered into the following transactions during fiscal 2005 required to be reported under Item 404 of Regulation S-K:

On July 7, 2004, the Company’s Board of Directors approved the commencement of a new wholly-owned subsidiary, DigiTech, which will be located in Guangdong, China. DigiTech will market GoVideo’s MP3 players. The Company invested approximately $500,000 in the new subsidiary. TCL Multimedia, an affiliate company of TCL, expended some resources during the start up phase of DigiTech. On July 7, 2004, the Company’s Board of Directors approved the closure of Beijing Lotus. All assets of Beijing Lotus were transferred to DigiTech during September, 2004.

On April 19, 2005, the Company’s subsidiary, DigiTech entered a short term loan for $725,000 with TCL that originally matured June 30, 2005. The loan has been automatically extended for two six-month periods and may be automatically extended for additional six month terms if DigiTech and TCL mutually agree to renew the loan. The annual interest rate is 5.2% and interest is paid upon maturity of the loan.

Subsequent to fiscal 2005, Opta entered into the following transactions required to be reported under Item 404 of Regulation S-K:

As previously reported, pursuant to a purchase and sale agreement dated July 26, 2005 among GoVideo, TCL MM, TCL Industries, Asia Focus and Opta, TCLMM agreed to assume the debt obligations owed by GoVideo to TCL Industries and Asia Focus under three promissory notes, with obligations totaling approximately $11,000,000 at July 26, 2005. The Existing Obligations were previously guaranteed by Opta, and secured by Opta’s pledge of 100% of the Common Stock and Series D Preferred Stock of Correlant, held by Opta. Pursuant to the TCLMM Agreement, TCL Industries and Asia Focus released Opta’s obligations as guarantor under the Existing Obligations and released Opta’s pledge of the Correlant shares.

In consideration for TCLMM’s assumption of the Existing Obligations, GoVideo (i) assigned to TCLMM all of GoVideo’s right, title and interest in and to certain significant intellectual property assets of GoVideo (the “GoVideo IP”) and (ii) issued a promissory note in favor of TCLMM (the “TCLMM Note”) for an initial principal amount of $1,000,000, representing the preliminary difference between the value of the GoVideo IP, as determined by a third-party appraiser, and the Existing Obligations assumed by TCLMM. A subsequent independent appraisal of the GoVideo IP was completed, which reduced the final valuation of the GoVideo IP by $700,000. As a result, the TCLMM Note automatically increased to $1,700,000.

The TCLMM Note principal and interest, at a monthly interest rate of 0.257%, was originally due and payable on January 26, 2006. Pursuant to the agreement, GoVideo granted to TCLMM a subordinated lien on all of GoVideo’s assets, as security for the TCLMM Note, junior to the lien under the Wells Credit Agreement. In addition, Opta agreed to guaranty GoVideo’s obligations under the TCLMM Note pursuant to a Guaranty dated July 26, 2005. GoVideo paid the principal and interest on the TCLMM Note in full on February 14, 2006.

On August 30, 2005, GoVideo and TCLMM entered into a non-exclusive license agreement through October 24, 2008, with an automatic renewal for subsequent two year terms unless terminated by either party by ninety days written notice of intention not to renew. Under the terms of the agreement, GoVideo will pay TCLMM a royalty based on the cost of goods sold in connection with the distribution, sale, advertising and promotion of certain consumer electronics products under the GoVideo tradename.

TCLMM and Asia Focus are affiliates of TCL Industries, a stockholder controlling a majority of the outstanding shares of Opta. Two of Opta’s directors, Messrs. Li Dongsheng and Vincent Yan, are affiliated with TCL Industries, TCLMM and Asia Focus. The remaining two members of the Opta Board of Directors, Professor Zuoquan Lin and Mr. James Jian Liu, who are not affiliated with TCL Industries or its affiliates, participated in the negotiations and separately approved the transaction on behalf of the Opta Board of Directors.

Item 14 — Principal Accounting Fees and Services

The following table is a summary of the fees that Opta paid or accrued for the audit and other services provided by Hein for through the date of this filing:

Fee Category	Year Ended June 30, 2005	Year Ended June 30, 2004
Audit fees	$63,000	$221,000
Audit-related fees	—	7,000
Tax fees	30,000	125,000
All other fees	—	—

From the date Clancy was engaged, September 27, 2005, through the date of this filing, Opta has paid or accrued audit fees of $100,000 related to the audit of fiscal 2005. No fees, other than auditing fees, have been billed for products and services by our current accountants.

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

All Other Fees. No other fees have been billed for products and services billed by our accountants.

Policy Related to Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

Our Audit Committee has a policy of pre-approving all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)          Documents filed as part of this report.

1.              Financial Statements

(i)	Report of Clancy and Co., P.L.L.C., Registered Public Accounting Firm
(ii)	Report of Hein & Associates, LLP, Registered Public Accounting Firm
(iii)	Consolidated Balance Sheets
(iv)	Consolidated Statements of Operations
(v)	Consolidated Statements of Stockholders’ Equity
(vi)	Consolidated Statements of Cash Flows
(vii)	Notes to Consolidated Financial Statements

2.              Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3.            Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 10-K, filed February 18, 2005
3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Form 10, filed October 27, 1998
3.3	Amendment to Bylaws	Incorporated by reference to Exhibit 99.1 to Form 8-K, filed July 2, 2001
10.1	2000 Equity Incentive Plan	Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed April 4, 2000
10.2	Opta, Executive Employment Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed October 15, 2001
10.3	Sale agreement of TCL Digital dated December 20, 2003	Incorporated by reference to Exhibit 10.9 to Form 10-K, filed April 16, 2004
10.4	Current Lease – GoVideo Office Lease	Incorporated by reference to Exhibit 10.10 to Form 10-K, filed April 16, 2004
10.5	Current Lease – GoVideo Lease for Commercial Space	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed April 16, 2004
10.6	Current Lease – Opta Corporation Executive Office Lease, as amended	Filed herewith
10.7	Participation agreement between Opta and Wells Fargo Business Credit, Inc dated July 26, 2005, as amended	Filed herewith
10.8	Purchase and sale agreement among Opta, GoVideo, TCL Multimedia Technology Holdings Limited, TCL Industries (H.K.) Holdings Limited and Asia Focus Industrial Limited and Opta, dated July 26, 2005.	Filed herewith

Exhibit Number	Description of Exhibit	Method of Filing
10.9	Intellectual Property Assignment between Opta Systems, LLC and TCL Multimedia Technology Holdings Limited, dated July 26, 2005	Filed herewith
10.10	Promissory note between Opta Systems, LLC and TCL Multimedia Technology Holdings Limited, dated July 26, 2005.	Filed herewith
10.11	Opta’s guarantee of GoVideo’s debt agreement with TCL Multimedia Technology Holdings Limited, dated July 26, 2005.	Filed herewith
10.12	Debt agreement between DigiTech and TCL dated April 19, 2005.	Filed herewith
10.13	Loan sale agreement between Opta and Wells Fargo Business Credit, Inc dated January 20, 2006	Filed herewith
14.1	Code of Ethics	Filed herewith
21	List of Subsidiaries	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ YAN, Vincent Yong	President, Chief Executive Officer, Director	March 14, 2006
YAN, Vincent Yong

/s/ WANG, Sean	Chief Financial Officer (Principal Accounting Officer)	March 14, 2006
WANG, Sea.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LI, Dongsheng	Chairman of the Board	March 14, 2006
LI Dongsheng

/s/ YAN, Vincent Yong	President, Chief Executive Officer, Director	March 14, 2006
YAN, Vincent Yong

/s/ LIU, Jian	Director	March 14, 2006
LIU, Jian

/s/ LIN, Zuoquan	Director	March 14, 2006
LIN, Zuoquan

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2005 and 2004

Consolidated Statements of Operations for the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended June 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Financial Statement Schedules:

All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Opta Corporation

We have audited the accompanying consolidated balance sheet of Opta Corporation and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opta Corporation and subsidiaries as of June 30, 2005, and the consolidated results of their operations and their cash flows for the year ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses of $18,861,000 during fiscal 2005, resulting in an accumulated deficit of $124,472,000 at June 30, 2005 and the Company’s main operating subsidiary, GoVideo, was in default under certain debt covenant provisions of its line of credit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clancy and Co., P.L.L.C.

Phoenix, AZ

December 30, 2005, except Note 20 which is dated February 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Opta Corporation

We have audited the accompanying consolidated balance sheet of Opta Corporation and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Opta Corporation and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses of $7,722,000 and $6,366,000 during fiscal 2004 and 2003, respectively, resulting in an accumulated deficit of $105,611,000 at June 30, 2004 and the Company’s sole operating subsidiary, GoVideo, was, and still is, in default under certain debt covenant provisions of its line of credit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein & Associates LLP

Irvine, California

September 24, 2004

OPTA CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$2,844	$3,037
Short-term investments	16,128	17,643
Accounts receivable, net	10,637	25,528
Inventories, net	10,234	18,004
Income tax receivable	1,638	909
Prepaid expenses and other current assets	607	2,270
Total current assets	42,088	67,391

Property and equipment, net	335	1,083
Tradenames	2,456	2,420
Other assets	—	226
	$44,879	$71,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$6,172	$15,833
Notes and interest payable to related parties	11,686	10,795
Accounts payable	16,356	12,496
Accounts payable to related parties	—	170
Accrued restructuring charges	—	796
Accrued expenses	2,310	1,739
Warranty reserve	490	490
Income tax payable	—	27
Total current liabilities	37,014	42,346

Commitments and contingencies (Note 16)

Non-controlling interest in subsidiaries	6,435	8,425

Stockholders’ equity:
Preferred stock Series A, $.001 par value: 100 shares authorized, 4 shares issued and outstanding at June 30, 2005 and 2004; $10 per share liquidation preference	—	—
Common stock, $.001 par value: 100,000 shares authorized; 64,241 shares issued and 50,037 and 50,724 outstanding at June 30, 2005 and 2004, respectively	64	64
Additional paid-in capital	128,442	128,431
Less: treasury stock at cost, 14,204 and 13,517 shares at June 30, 2005 and 2004, respectively	(2,478)	(2,410)
Accumulated deficit	(124,472)	(105,611)
Accumulated other comprehensive loss	(126)	(125)
Total stockholders’ equity	1,430	20,349
	$44,879	$71,120

The accompanying notes are an integral part of these consolidated financial statements.

OPTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended June 30,
	2005	2004	2003

Net revenues:
Products	$129,119	$125,161	$10,000
Products – related party	—	163	9,454
Total net revenues	129,119	125,324	19,454

Cost of net revenues:
Products	128,650	113,012	7,936
Products – related party	—	92	7,258
Write down of inventory to lower of cost or market	3,019	2,095	238
Total cost of net revenues	131,669	115,199	15,432

Gross profit (loss)	(2,550)	10,125	4,022

Operating expenses:
General and administrative	5,516	8,414	8,324
Sales and marketing	6,727	4,604	652
Restructuring charges	(78)	1,845	—
Research and development	2,113	2,637	7,513
Impairment of assets	538	1,831	498
Total operating expenses	14,816	19,331	16,987

Loss from operations	(17,366)	(9,206)	(12,965)

Other income (expense):
Gain (loss) on sale of investments	(7)	1,053	—
Interest income	419	552	545
Interest expense	(2,918)	(1,166)	(16)
Equity in loss of joint venture	—	(647)	(62)
Other	883	130	3,650
Total other income (expense), net	(1,623)	(78)	4,117
Loss from continuing operations before income taxes and non-controlling interest	(18,989)	(9,284)	(8,848)
Benefit for income taxes	(714)	(498)	(109)
Loss from continuing operations before non-controlling interest	(18,275)	(8,786)	(8,739)

Non-controlling interest in (income) loss of consolidated subsidiaries	(586)	1,064	2,373

Net loss	$(18,861)	$(7,722)	$(6,366)

Net loss per common share – basic and diluted:	$(0.38)	$(0.14)	$(0.10)

Weighted average common shares outstanding – basic and diluted	50,154	53,994	63,144

The accompanying notes are an integral part of these consolidated financial statements.

OPTA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(in thousands)

									Accumulated
						Additional			Other	Total
	Comprehensive	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’
	Loss	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Equity
Balances at June 30, 2002	$—	4	$—	64,233	$64	$128,019	$—	$(91,523)	$—	$36,560
Issuance of Common Stock upon conversion of subsidiary stock	—	—	—	3	—	21	—	—	—	21
Compensation expense recognized by subsidiaries upon issuance of options and warrants	—	—	—	—	—	429		—	—	429
Acquisition of treasury stock							(150)			(150)
Unrealized gain on securities	71						—		71	71
Net loss	(6,366)	—	—	—	—	—	—	(6,366)	—	(6,366)
Balances at June 30, 2003	$(6,295)	4	$—	64,236	$64	$128,469	$(150)	$(97,889)	$71	$30,565
Issuance of Common Stock upon conversion of subsidiary stock	—	—	—	5	—	36	—	—	—	36
Compensation expense recognized by subsidiaries upon issuance of options and warrants	—	—	—	—	—	(75)		—	—	(75)
Acquisition of treasury stock							(2,260)			(2,260)
Issuance of stock by subsidiary	—	—	—	—	—	1	—	—	—	1
Unrealized loss on securities	(196)						—		(196)	(196)
Net loss	(7,722)	—	—	—	—	—	—	(7,722)	—	(7,722)
Balances at June 30, 2004	$(7,918)	4	$—	64,241	$64	$128,431	$(2,410)	$(105,611)	$(125)	$20,349
Acquisition of treasury stock							(68)			(68)
Acquisition of treasury stock by subsidiary	—	—	—	—	—	11	—	—	—	11
Unrealized loss on securities	(1)						—		(1)	(1)
Net loss	(18,861)	—	—	—	—	—	—	(18,861)	—	(18,861)
Balances at June 30, 2005	$(18,862)	4	$—	64,241	$64	$128,442	$(2,478)	$(124,472)	$(126)	$1,430

The accompanying notes are an integral part of these consolidated financial statements.

OPTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2005	2004	2003

Operating activities
Net loss	$(18,861)	$(7,722)	$(6,366)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	591	432	656
Reserve for uncollectible receivables	567	481	1,979
Reserve for obsolete and excess inventories	3,019	2,095	238
Stock compensation expense (recovery) recorded by subsidiary	—	(103)	592
Gain on sale of property and equipment	—	(12)	—
Loss (gain) on sale of investments	7	(1,053)	—
Gain on acquisition of treasury stock	(842)	(179)	(150)
Equity in loss of unconsolidated entity	—	647	62
Impairment of assets	538	1,831	498
Non-controlling interest in income (loss) of subsidiaries	586	(1,064)	(2,373)
Non-cash recovery of bad debt	(1,946)	—	—
Non-cash reversal of restructuring over accrual	(78)	—	—
Interest expense accrued on notes payable	166	329	—
Changes in operating assets and liabilities:
Accounts receivable	14,324	(19,162)	(3,641)
Accounts receivable from related parties	—	39	5,090
Inventories	4,751	(13,661)	(7,672)
Income tax receivable	(729)	1,566	726
Prepaid expenses and other assets	1,663	(1,394)	(593)
Other non current assets	226	(175)	—
Accounts payable to related parties	—	97	(174)
Accounts payable	3,860	9,593	(1,142)
Accrued expenses and other current liabilities	544	(1,053)	1,626
Accrued restructuring charges	(718)	796	—
Income tax payable	—	(64)	91
Warranty reserve	—	(198)	(44)
Cash provided (used) by operating activities	7,668	(27,934)	(10,597)

Investing activities
Payments received on notes receivable from related parties	—	1,592	1,930
Purchase of property and equipment	(411)	(591)	(64)
Purchase of tradename	(36)	—	—
Proceeds from sale of property and equipment	30	156	—
Proceeds from sale of joint venture	—	3,762	—
Investment in joint venture	—	(1,820)	(3,440)
Purchase of subsidiary	—	—	(5,808)
Purchase of short-term investments	(1,200)	(10,450)	(16,552)
Proceeds from sale of short-term investments	2,711	6,500	7,645
Cash provided (used) by investing activities	1,094	(851)	(16,289)

Financing activities
Proceeds from advances on line of credit	136,079	110,191	—
Payments on line of credit	(145,740)	(94,358)	—
Proceeds from advances from related parties	725	10,842	6,283
Payments on advances from related parties	—	(4,817)	—
Purchase of treasury stock	—	(2,081)	—
Purchase of treasury stock by subsidiary	(19)	—	—
Proceeds from issuance of stock by subsidiaries	—	1	—
Cash provided (used) by financing activities	(8,955)	19,778	6,283

Decrease in cash and cash equivalents	(193)	(9,007)	(20,603)

Cash and cash equivalents at beginning of year	3,037	12,044	32,647

Cash and cash equivalents at end of year	$2,844	$3,037	$12,044

	Year Ended June 30,
	2005	2004	2003
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,568	$1,071	$—
Income taxes	$—	$247	$—
Non-cash investing and financing activities
Acquisition of subsidiary stock with issuance of stock	$—	$36	$21
Unrealized gain on short term investments	$—	$271	$98
Application of proceeds to notes payable	$—	$1,842	$—

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

Opta has entered into several significant transactions subsequent to fiscal 2005, which have had a material impact on the Company’s operations and strategy. See Note 20.

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

In June 2001, Lotus Pacific Communications Technology (Beijing) Co., Ltd. (“Beijing Lotus”), a wholly-owned subsidiary, was formed to support business activity in Beijing. Beijing Lotus has no material independent operations. See Note 20.

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

Following the takeover of the Board of Directors of the Company on June 29, 2001, new management of the Company began a thorough review of all aspects of the business operations of the Company and its subsidiaries and engaged in numerous transactions to reorganize the Company’s business. Under new management, the Company’s primary strategy for business operations has been to reorganize its unprofitable businesses, acquire undervalued or underutilized companies and focus on profitable growth. The Company has moved aggressively to sell, reorganize or shutdown its businesses which were either not operating profitably or may have required significant future cash investment.

In February 2003, Opta, as majority stockholder of Correlant, appointed four new members to the Board of Directors of Correlant, effectively taking control of Correlant’s Board of Directors. Prior to this, Opta had only one representative on Correlant’s Board of Directors and did not control Correlant’s Board or its operations. Immediately thereafter, the Board of Directors created a new Executive Committee of the Board, comprised of two members who are also Opta management, to act on behalf of the Board of Directors and oversee Correlant’s management and operations. In July 2003, Correlant’s President, Chief Executive Officer and co-founder resigned as a director of Correlant. From that date forward he no longer served as President and CEO of Correlant. In July 2003 the Vice President of Engineering, Secretary, and co-founder of Correlant resigned as director and secretary of Correlant. From that date forward, he no longer served as VP of Engineering. In connection with their resignations, the Company entered into Employment Separation and Consulting Agreements with both former employees. See Note 16. Upon recommendation of its consultants, following the two co-founder’s resignations, Correlant began a substantial reduction in its workforce and operations to reduce operating expenses, reducing the number of Correlant employees from 34 as of August 1, 2003 to 18 employees as of December 23, 2003. As a result of declining margins and demand for its products, Correlant’s Board of Directors approved the wind down and cessation of Correlant’s historical operations in the cable modem business effective December 23, 2003. Correlant’s wind down was substantially completed by March 31, 2004. From the wind down of Correlant until July 18, 2005, Correlant and Opta together explored business opportunities to utilize Correlant’s assets. However, no business opportunities were identified and on July 18, 2005, the Board of Directors of Correlant approved the dissolution of Correlant, pending approval by the Correlant shareholders. At a Special Meeting of Shareholders held August 5, 2005, Correlant shareholders approved the dissolution of Correlant. See Note 20.

In April 2003, the Company purchased 100% of the outstanding membership interests of Opta Systems, LLC a Delaware LLC (“Opta Systems” or “GoVideo”) from Carmco Investments, LLC (“Carmco”), a Connecticut limited liability company, which had acquired substantially all assets and assumption of certain liabilities of a product line known as “GoVideo” See Note 4. GoVideo, established in 1984, designs and manufactures product lines in the consumer electronics industry, including MP3 Rave MP branded product (“MP3”), digital video disc (“DVD”) players, portable DVDs, DVD-Video Cassette Recorder (“VCR”) Combos, Dual-Deck VCRs, DVD Recorders, DVD Recorder + VCRs, and LCD TVs. GoVideo held various patents covering Dual-Deck technology as well as other electronics products and systems. GoVideo was purchased as part of the Company’s strategic direction of investing in companies which will benefit from the Company’s strategic relationships with Asian consumer electronic manufacturers. GoVideo’s potential for growth under the Company’s ownership and established brand name were the primary reasons for the purchase of GoVideo at a price resulting in goodwill being recognized. As of December 31, 2003, GoVideo was, and still is, the main operating subsidiary of the Company. Since the purchase date, GoVideo has had liquidity issues. In an effort to manage these liquidity issues, GoVideo consummated several significant transactions subsequent to fiscal 2005. See Note 20.

In January 2003, the Company entered into an agreement to form a joint venture with Beijing Youbang Online Electronics Technology Co., Ltd. (“Youbang”), TCL Computer Technology Co., Ltd. (“TCL Computer”), an affiliate of TCL Industries and all the equity holders of Youbang, pursuant to which the Company acquired a 50% interest in a new joint venture to own substantially all of Youbang’s operations. In September 2003, the Company entered into an agreement with TCL Information Technology Industrial (Group) Ltd, an affiliate of TCL Industries whereby the Company sold its entire 50% interest in TCL Digital. See Note 5.

On July 7, 2004, the Company’s Board of Directors approved the commencement of a new wholly-owned subsidiary, GoVideo DigiTech (Huizhou) Co., Ltd. (“DigiTech”), to sell GoVideo’s MP3 players in the China market. See Note 4.

As of June 30, 2005, 2004 and 2003, the only significant subsidiaries were GoVideo and Correlant.

The Company will continue to identify market opportunities that will create and accelerate the growth and success of its subsidiary companies and to implement new business plans to improve the returns on these businesses.

Unless the context indicates otherwise, reference to the Company shall include all of its wholly-owned and majority-owned subsidiaries.

Delays in Reporting

Change in Management. Following the replacement of prior management discussed above, the new management began reviewing various transactions undertaken by old management prior to June 29, 2001. During its preliminary investigation, new management of the Company identified certain material transactions undertaken by prior management that impact reported financial and operating results with respect to its consolidated financial statements for the fiscal years ended June 30, 2001, 2000 and 1999. Due to the preliminary results, the Company dismissed its then existing independent accountants, engaged new independent accountants and re-audited all periods under investigation. The Company completed such restatements in its Form 10-K for fiscal 2002 filed on April 16, 2004. The subsequent Form 10-Ks for fiscal 2003 and 2004 were filed on August 24, 2004 and February 18, 2005, respectively.

As a result of the restatement, on January 30, 2003, the Company and TCL Industries, a stockholder of the Company with holdings of greater than 10% of the Company’s outstanding shares, settled all disputes with the prior auditors concerning their audits of the Company for fiscal 2001 and prior. The prior auditors deny that they are liable for any damages to Opta, but consented to the settlement to avoid the costs of litigation. Pursuant to an agreement dated March 24, 2003 between the Company and TCL Industries, the Company and TCL Industries agreed on the allocation of the settlement funds, whereby TCL Industries received $6,500,000 in cash, the Company received $3,500,000 cash, which is included in Other income (expense) on the fiscal 2003 consolidated statement of operations. Additionally, the Company may be entitled to receive up to $3,500,000 in cash held in an escrow account, plus interest accrued therein. In connection with the agreement, Opta and TCL agreed to forbear from bringing claims against each other with respect to the allocation of funds or otherwise.

Filing of Going Private Documents. Opta is currently taking steps (“Going Private Transaction”) to complete a corporate reorganization that will enable Opta to become a non-reporting company with the Securities and Exchange Commission (the “Commission”). Opta originally intended to complete the Going Private Transaction prior to the deadline for filing its Form 10-K for the period ended June 30, 2005, but efforts were delayed due to a series of transactions effected by Opta in the past few months to address the continuing losses at Opta Systems, LLC d/b/a GoVideo (“Opta Systems” or “GoVideo”), our main operating subsidiary and the dissolution of Correlant Communications, Inc. (“Correlant”), Opta’s non-operating subsidiary. Additionally, as previously reported Opta recently dismissed its former accountant and engaged a new principal accountant on September 27, 2005 as part of a continuing effort to save costs. As a result, Opta was unable to complete this Form 10-K by the required due date.

Note 2 – Liquidity and Going Concern

The Company incurred net losses of $18,861,000, $7,722,000 and $6,366,000 during fiscal 2005, 2004 and 2003, respectively. Additionally, cash decreased $193,000, $9,007,000 and $20,603,000 during fiscal 2005, 2004 and 2003, respectively; and working capital decreased to $5,074,000 at June 30, 2005 from $25,045,000 at June 30, 2004. At June 30, 2005, the Company had an accumulated deficit of $124,472,000 and the Company’s main operating subsidiary, GoVideo, was in default under certain debt covenant provisions of its line of credit. See Note 9.

Additionally, in June 2003, GoVideo borrowed substantial funds from two entities affiliated with TCL, to fund inventory purchases and operating expenses. See Note 10. Both loans, which were subordinate to GoVideo’s line of credit, matured during fiscal year 2004. The maturity date was extended multiple times and GoVideo was never able to pay off the loans under normal operating circumstances. The debt was restructured subsequent to June 30, 2005. See Note 20.

During fiscal 2004, Opta entered into a financing agreement with TCL Industries. See Note 10. Opta ultimately loaned the funds to GoVideo to fund inventory purchases and operating expenses. The financing agreement was extended multiple times and Opta was never able to pay off the loans under normal operating circumstances. The debt was restructured subsequent to June 30, 2005. See Note 20.

The above matters raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company expects GoVideo to incur additional losses until the new GoVideo business model is implemented or GoVideo operations are shut down, the Company anticipates that its current cash and cash equivalents and the ability to borrow from related parties will be sufficient to fund its operations at least through June 30, 2006. This assumes the Company either achieves GoVideo’s new business plan, which envisions significant reductions in the cost structure and the cash burn rate from the results experienced in the recent past, or efficiently shuts down GoVideo’s operations. If, however, the Company is unable to realize GoVideo’s new business plan and additional resources are required to shut down GoVideo, the Company may be forced to borrow additional funds, which could increase the risk of operating as a going concern.

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

Foreign Operations

The functional currency of the Company is the U.S. dollar. Any accounts denominated in a currency other than the U.S. dollar, mainly the Chinese RMB, are re-measured and resultant gains and losses are recorded in the Company’s consolidated statement of operations. Foreign currency transaction gains (losses) are also included in the Company’s consolidated statement of operations. To date, transaction gains (losses) have not been material.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments, which include debt securities with remaining maturities when acquired of three months or less and are stated at cost, which approximates market value.

Short-Term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and classifies investments as available-for-sale in accordance with that standard. Available-for-sale securities are carried at fair market value. Unrealized gains and losses, net of tax, are reported in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific-identification method. As of June 30, 2005 and 2004, short-term investments, and any difference between the fair market value and the underlying cost of such investments, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Market Value
June 30, 2005
Government Securities	$10,692	$—	$(125)	$10,567
Corporate Bonds	5,607	—	(46)	5,561
	$16,299	$—	$(171)	$16,128
June 30, 2004
Government Securities	$11,042	$—	$(132)	$10,910
Corporate Bonds	6,774	—	(41)	6,733
	$17,816	$—	$(173)	$17,643

The above unrealized loss relates to Correlant. Therefore, only Opta’s portion of the unrealized loss, ($1,000) and ($196,000) as of June 30, 2005 and 2004, respectively, is included as Other comprehensive income. The remaining loss of ($1,000) and ($75,000) as of June 30, 2005 and 2004, respectively is included as Non-controlling interest in subsidiaries on the balance sheet.

As of June 30, 2005 and 2004, short-term investments consisted of government and corporate debt securities with the following maturities (see Note 20) (in thousands):

	Market value as of June 30,
	2005	2004
One year or less	$13,171	$2,512
Between one and three years	2,957	15,131
Greater than three years	—	—
	$16,128	$17,643

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

Concentration of Credit Risk and Significant Customers and Vendors

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

Financial instruments that subject the Company to credit risk are cash balances maintained in excess of federal depository insurance limits and accounts receivable with no collateral or security. As of June 30, 2005 and 2004, the Company had consolidated balances of $2,444,000 and $2,621,000, respectively, which were not guaranteed by Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and believes the exposure is minimal. As of June 30, 2005 and 2004, all the Company’s receivables were unsecured.

A relatively small number of customers account for a significant percentage of the Company’s revenues. The percentage of revenues derived from significant customers is detailed as follows:

	Year ended June 30,
	2005	2004	2003

Costco	42%	41%	31%
QVC	5	14	—
TurboComm Technologies, Inc (“TurboComm”), (Related party, see Note 13)	—	—	48

Gross accounts receivable from these customers totaled $3,999,000 and $14,900,000 at June 30, 2005 and 2004, respectively.

The Company purchases products from a relatively small number of vendors. During the years ended June 30, 2005, 2004 and 2003 the Company purchased approximately $97,095,000, $101,103,000 and $8,297,000 of product from these vendors. Payables to these vendors totaled $12,696,000 and $11,643,000 at June 30, 2005 and 2004, respectively.

The Company had three main products that each account for more than 10% of its total consolidated revenues as follows:

	Year ended June 30, 2005	Year ended June 30, 2004	Period from April 18, 2003 through June 30, 2003

MP3 player	22%	—%	—%
DVR	35	57	38
DVD Recorder + VCR	26	18	—

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

Year ended June 30,	Beginning Balance	Expense/ (Recovery)	Write off and other	Ending Balance
Allowance – Accounts receivable:
2005	$517	$567	$(780)	$304
2004	39	481	(3)	517
2003	44	33	(38)	39
Allowance – Accounts receivable from related parties:
2005	$1,946	$—	$(1,946)	$—
2004	1,946	—	—	1,946
2003	—	1,946	—	1,946
Allowance – Notes and interest receivable from related parties:
2005	$—	$—	$—	$—
2004	—	—	—	—
2003	1,734	—	(1,734)	—

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. As of June 30, 2005 and 2004, inventories consist of service replacement parts and consumer electronics on hand and in transit from the manufacturer, which are generally purchased FOB shipping point. See Note 7.

The Company provides inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. The activity in the allowance for obsolete and excess inventory is shown below (in thousands):

Year ended June 30,	Beginning Balance	Expense/ (Recovery)	Write off and other	Ending Balance
2005	$2,095	$3,019	$(1,150)	$3,964
2004	—	2,095	—	2,095
2003	600	238	(838)	—

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

Total depreciation and amortization expense was $591,000, $432,000 and $656,000 for fiscal 2005, 2004, and 2003, respectively. As part of the shut down of the Correlant’s historical operations, all property and equipment was sold during fiscal 2004.

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

During fiscal 2005, the Company recorded a charge of $538,000 relating to the impairment of GoVideo’s property and equipment resulting from the down-sizing of operations subsequent to fiscal 2005. See Note 20.

During fiscal 2003, the Company recorded a charge of $477,000 relating to the impairment of Correlant’s property and equipment resulting from the wind down and cessation of Correlant’s historical operations in the cable modem industry. See Note 1. The fair value of the property and equipment sold was based on market value as determined by the sales proceeds received.

Tradenames

The Company sold its Tradenames subsequent to fiscal 2005. See Note 20.

The Company accounts for its Tradenames in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). As such, its Tradenames are not amortized as the lives have been deemed indefinite. The Company assesses the impairment of its Tradenames annually using the discounted cash flow method. As of June 30, 2005 and 2004, the Company determined the fair value of the Tradenames exceeded the carrying values.

During fiscal 2005, the GoVideo acquired all the rights, title and interest in and the Tradename “Rave,” which is used by GoVideo to market its MP3 player. All costs associated with the purchase were capitalized. There were no material changes in the gross carrying amounts of the Company’s Tradenames during fiscal 2004.

Goodwill

The Company accounts for goodwill in accordance with SFAS 141, Business Combinations (“SFAS 141”), and SFAS 142. As part of its annual review of financial results, the Company noted indicators that the carrying value of its goodwill may not be recoverable. The impairment review was performed due to the prolonged economic downturn affecting the operations and revenue forecasts of these subsidiaries. As the Company determined the continued decline in market conditions faced by its subsidiaries was significant and prolonged, the Company evaluated the recoverability of its goodwill. Based on the annual testing performed, the Company recorded a goodwill impairment charge of $1,831,000 and $21,000 in fiscal 2004 and 2003, respectively.

The following table summarizes the activity in the Company’s goodwill account associated with all acquisitions and dispositions (in thousands):

	Correlant	GoVideo	Total
Balance at June 30, 2002	$—	—	—
Acquisition of additional stock of subsidiary	21	—	21
Acquisition of subsidiary	—	1,795	1,795
Impairment charge	(21)	—	(21)
Balance at June 30, 2003	—	1,795	1,795
Acquisition of additional stock of subsidiary	36	—	36
Impairment charge	(36)	(1,795)	(1,831)
Balance at June 30, 2005 and 2004	$—	$—	$—

There was no Goodwill activity during fiscal 2005.

Treasury Stock

Treasury stock is recorded at cost. In the event of subsequent reissue, the treasury stock account will be reduced by the cost of such stock on the average cost basis with any excess proceeds credited to additional paid-in capital.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains (losses) affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income (loss) in accordance with SFAS 130, Reporting Comprehensive Income (“SFAS 130”). Other comprehensive income (loss) includes unrealized gains (losses) on marketable securities and foreign currency translation adjustments. During fiscal 2005, 2004 and 2003, the Company’s Other comprehensive income (loss) was comprised of Opta’s portion, ($1,000) and $(196,000) and $71,000, respectively, of the unrealized gains (losses) on Correlant’s short term investments categorized as available-for-sale.

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

Correlant sold cable modems, CMTS and, in certain instances, the Media Access Controller (“MAC”), a key component of the cable modem. Cable modem and CMTS revenue was recognized upon shipment of the completed unit to the customer. MAC revenue was recognized upon passage of title of the MAC for use by the cable modem manufacturer in its own product. Correlant did not provide a warranty for its products, primarily the cable modem and CMTS. The warranty liability for defective products was the responsibility of the third-party manufacturer.

Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations. Under APB 25 and the intrinsic value method, the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant or, in the case of the Company’s employee stock purchase plans since the plans are non-compensatory, no compensation expense is recognized. In December 2002, the Financial Accounting Statements Board (“FASB”) issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with SFAS 148, the following table illustrates the effect on the Company’s net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation awards, and recognized expense over the applicable award vesting period (in thousands, except per share amounts):

	Year Ended June 30,
	2005	2004	2003

Net loss, as reported	$(18,861)	$(7,722)	$(6,366)
Add: Stock-based employee compensation expense (reversal) included in reported net loss	—	(75)	429
Less: Stock-based employee compensation (expense) reversal determined under fair value based method for all awards, net of related tax effects	—	147	(1,169)
Pro-forma net loss	$(18,861)	$(7,650)	$(7,106)

Basic and diluted net loss per share, as reported	$(0.38)	$(0.14)	$(0.10)

Pro-forma basic and diluted net loss per share	$(0.38)	$(0.14)	$(0.11)

The Company’s assumptions made for purposes of estimating the fair value of its stock options, as well as a summary of the activity under the Company’s stock option plan are included in Note 14.

Research and Development Costs

Research and development costs are charged to operations as incurred.

Advertising Costs

Advertising costs include payroll, employee benefits, and other headcount-related costs as well as expenses related to advertising, promotions and tradeshows, and are expensed as incurred. Advertising expense was $2,510,000, $770,000 and $87,000 in fiscal 2005, 2004 and 2003, respectively.

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

Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the period and diluted net loss per share by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. There were no employee stock options or common stock warrants outstanding as of June 30, 2005, 2004 or 2003. There were 0, 3,000 and 1,017,000 shares contingently issuable in connection with share exchange agreements (See Note 4), as of June 30, 2005, 2004 and 2003, respectively, which were not considered in calculating diluted net loss per common share as their effect would be anti-dilutive. As a result, for all periods presented, the Company’s basic and diluted net loss per share are the same.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net loss.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 represents the first phase of the FASB’s project to clarify the accounting treatment of certain instruments that possess characteristics of both liabilities and equity.  SFAS 150 generally requires that freestanding financial instruments that obligate the issuer to redeem the holders’ shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions be treated as liabilities.  The provisions of SFAS 150 are effective immediately for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, with the exception of mandatorily redeemable instruments of non-public companies, which become subject to SFAS 150 for fiscal periods beginning after December 15, 2003.  We adopted SFAS 150 during fiscal 2005. The adoption did not have a material effect on our financial position, results of operations, or cash flows as of or for the year ended June 30, 2005.

In November 2004, the FASB issued SFAS 151, Inventory Costs (SFAS 151), which revised Accounting Research Bulletin (“ARB”) 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We do not believe the adoption of SFAS 123R will have a material impact on our financial statements.

In December 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. We expect to adopt this new standard during fiscal 2006. We do not believe adoption of SFAS 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion 20, Accounting Changes, and Statement 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Note 4 – Acquisitions and Dispositions – Majority Owned Subsidiaries

Correlant Communications, Inc.

On March 31, 1999, the Company entered into a share exchange agreement which provided for the acquisition of 94.5% of the issued and outstanding common shares of Correlant, representing an 81% ownership interest in Correlant. Consideration paid for the purchase was 9,657,000 Opta common shares valued at $7.21 per share plus contingently issuable shares of up to 1,435,000. The contingent shares were issuable as Correlant options specified in the agreement were exercised. For each option exercised, 81% of such shares were to be transferred to Opta in exchange for 0.5364 shares of Opta common stock for each share of Correlant stock transferred. Due to the nature of the contingent consideration, the Company could not at the time reasonably determine whether the additional shares would be issued. Accordingly, pursuant to the provisions of APB 16, Business Combinations (“APB 16”), the contingent consideration is not recorded until such determination can be reasonably made. At the acquisition date, the excess of the purchase price and related costs over the value assigned to the net tangible assets acquired was $74,545,000 and was assigned to goodwill. There were no contingently issuable shares issued during fiscal 2005. The Company recorded $36,000 and $21,000 as additional goodwill as a result of issuing 5,000 and 3,000 of the contingently issuable shares in fiscal year 2004 and 2003, respectively.

In April 2000, as part of the Correlant acquisition agreement, Opta provided Correlant with $10,000,000 of non-interest bearing convertible debt financing. The debt was converted into 10,000 shares of Series D preferred stock on September 30, 2000. As of June 30, 2005, Correlant has Series A, B, C and D convertible preferred stock with total liquidation preferences over the common stockholders of $2,400,000, $1,000,000, $2,500,000 and $10,000,000, respectively. All preferred stock was liquidated at full liquidation value subsequent to June 30, 2005. See Note 20.

From December 1999 through October 2000, the Company sold a total of 4,313,000 of its common shares in Correlant to various third parties. As of June 30, 2005, Opta owned 74% of Correlant’s outstanding common stock, representing a 66% ownership interest.

Arescom, Inc.

On March 31, 1999, the Company entered into a share exchange agreement which provided for the acquisition of 81% of the issued and outstanding common shares of Arescom. Consideration for the purchase was 3,886,000 Opta common shares.

During July 2000, Opta sold 300,000 shares of its Arescom stock to an unrelated party, which had minimal impact on its ownership percentage.

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

Immediately subsequent to Opta Systems’s purchase of the GoVideo product line, the Company purchased 100% of the outstanding membership interests of Opta Systems from Carmco Investments, LLC (“Carmco”), a Connecticut limited liability company for an adjusted purchase price of $5,808,000. The following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed on the date of acquisition (in thousands):

Accounts receivable	$2,959
Inventory	1,361
Equipment	814
Intangibles assets	4,215
Current liabilities	(3,541)
Purchase price of net assets acquired	$5,808

The amount allocated to intangible assets includes $2,420,000 allocated to the GoVideo Tradename, for the acquisition cost of the tradename used to market the GoVideo products and goodwill of $1,795,000, representing the excess of the cost of the acquired company over the fair value of the net assets at the date of acquisition. The GoVideo Tradename is not amortized in accordance with SFAS 142, as its life is deemed indefinite. The goodwill was considered impaired at June 30, 2004 and fully written off.

GoVideo DigiTech (Huizhou) Co., Ltd

On July 7, 2004, the Company’s Board of Directors approved the commencement of a new wholly-owned subsidiary, DigiTech, located in Guangdong, China. DigiTech generates revenue by selling GoVideo’s MP3 players in the China market. Opta invested approximately $500,000 in the new subsidiary. TCL Multimedia Electronics R&D Center (“TCL Multimedia”), an affiliate company of TCL, expended some resources during the start up phase of GoVideo DigiTech. On July 7, 2004, the Company’s Board of Directors approved the closure of Beijing Lotus. All assets of Beijing Lotus were transferred to DigiTech during September 2004.

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

Note 6 – Accounts Receivable and Accounts Receivable from Related Parties

The following summarizes components of accounts receivable, net (in thousands):

	June 30,
	2005	2004

Accounts receivable	$10,941	$26,045
Allowance for doubtful accounts	(304)	(517)
	$10,637	$25,528

The following summarizes components of accounts receivable from related parties, net (in thousands):

	June 30,
	2005	2004

Accounts receivable from related parties	$—	$1,946
Allowance for doubtful accounts	—	(1,946)
	$—	$—

Note 7 – Inventories

The following summarizes components of inventories (in thousands):

	June 30,
	2005	2004

Raw materials	$—	$—
Service replacement parts	1,340	1,494
Finished goods	12,858	18,605
	14,198	20,099
Allowance for obsolete inventory	(3,964)	(2,095)
	$10,234	$18,004

Note 8 – Property and Equipment

The following summarizes components of property and equipment (in thousands):

	June 30,
	2005	2004

Computer hardware and purchased software	$382	$255
Office furniture and lab equipment	1,096	852
Leasehold improvements	474	464
	1,952	1,571
Accumulated depreciation and amortization	(1,617)	(488)
	$335	$1,083

Note 9 – Line of Credit

In July 2003, GoVideo entered into a financing agreement last amended and restated subsequent to June 30, 2005. See Note 20 for a description of the current financing agreement. The following is a description of the agreement during the reporting period.

The original maximum line of credit available was $40,000,000 (reduced to $30,000,000 on July 15, 2004) limited by a borrowing base (“Borrowing Base”) determined by specific inventory and receivable balances, and provides for cash loans, letters of credit and acceptances. The agreement, as amended, matures July 21, 2007. Interest is charged at prime plus 1/2 percent subject to a minimum of $15,000 per calendar month with a monthly fee on the unused balance of the line of credit of 0.25 percent per year. Borrowings under GoVideo’s line of credit are collateralized by all of GoVideo’s assets and up to $5,000,000 of the credit facility is guaranteed by Opta. Under the current credit facility, GoVideo is required to comply with certain financial covenants and conditions which include earning minimum levels of net income. During April and June, 2004, GoVideo was unable to comply with the financial covenants as the required minimum net income was not achieved. GoVideo received a waiver letter from the lender for the April 2004 noncompliance. As a result, interest began accruing at the default rate of prime plus 3 1/2% on June 1, 2004.

On November 1, 2004, GoVideo entered a forbearance agreement (“Agreement”) with its line of credit lender as a result of the noncompliance with the financial covenants. Under the Agreement, GoVideo:

•                  Paid the lender’s costs and expenses associated with existing default;

•                  Paid $15,000 as consideration of forbearance and other accommodations provided by the lender under the Agreement;

•                  Paid the lender all the accrued interest at the default rate for the period between June 1, 2004 and September 1, 2004 in the amount of $122,000;

•                  Agreed to not pay any subordinate indebtedness or interest; and

•                  Agreed not to incur capital expenditures in excess of $100,000.

The Agreement also called for the following modifications:

•                  A reduction of the maximum line from $30,000,000 to $25,000,000 effective December 28, 2004;

•                  A change to the minimum net income per month requirement;

•                  The increase of the minimum interest charge from $15,000 to $22,500 per month; and

•                  A reduction in the borrowing base.

Subsequent to the above forbearance agreement, Wells further reduced the maximum line of credit. And as of June 30, 2005, the maximum line of credit was $10,000,000. At June 30, 2005, GoVideo owed Wells $6,172,000. GoVideo’s unused line of credit at June 30, 2005 was $3,828,000. See Note 20.

Note 10 – Notes Payable to Related Parties

All GoVideo’s notes payable to related parties outstanding at June 30, 2005 were paid off subsequent to year end. See Note 20.

In June 2003, GoVideo borrowed $6,283,000 from TCL Industries and Asia Focus Industrial Ltd., entities affiliated with TCL, to fund inventory purchases and operating expenses. These advances, which were subordinate to GoVideo’s line of credit, were originally due at various dates during 2004. GoVideo was unable to pay off the loans and extended each of the loan’s due dates multiple times. Both loans accrued interest at approximately 4%, which totaled $191,000 and $240,000 for fiscal 2005 and 2004, respectively. Both loans were collateralized by 100% of the Common and Series D preferred stock of Correlant Communications owned by Opta. The principal owed TCL Industries at June 30, 2005 was $1,500,000. The principal owed Asia Focus at June 30, 2005 was $4,700,000.

During fiscal 2004, Opta entered into a financing agreement with TCL Industries. On October 22, 2003, Opta entered the first agreement to borrow $4,500,000 with a maturity date of January 22, 2004 and an interest rate of approximately 3%. Opta ultimately loaned the funds to GoVideo to fund inventory purchases and operating expenses. The financing agreement was extended multiple times. The loan was collateralized by 100% of Opta’s Common and Series D preferred stock of Correlant. The principal owed TCL at June 30, 2005 was $4,500,000.

On April 19, 2005, the Company’s subsidiary, DigiTech entered a short term loan for $725,000 with TCL that originally matured June 30, 2005. The annual interest rate is 5.2% and interest is paid upon maturity of the loan. On June 30, 2005, the loan was automatically extended six months and may be automatically extended for an additional six month terms if DigiTech and TCL mutually agree to renew the loan.

Note 11 – Restructuring Charges

During the second quarter of fiscal 2004, Correlant’s board of directors approved the wind down and cessation of Correlant’s historical operations in the cable modem and CMTS business. See Note 1. In connection with the shut down, Correlant recorded a restructuring charge of $1,845,000 during fiscal 2004.

The following table summarizes the activity in Correlant’s reserves associated with its shut down of historical operations (in thousands):

	Separation costs for terminated employees and contractors	Facilities closing	Other	Total restructuring charges
Balance at June 30, 2003	$—	$—	$—	$—
Fiscal 2004 restructuring charges	890	583	372	1,845
Cash payments	(628)	(49)	(372)	(1,049)
Balance at June 30, 2004	262	534	—	796
Cash payments	(262)	(456)	—	(718)
Reversal of over accrual	—	(78)	—	(78)
Balance at June 30, 2005	$—	$—	$—	$—

Note 12 – Warranty Reserve

The following table presents changes in the Company’s product warranty reserve (in thousands):

Balance on the purchase date of GoVideo April 18, 2003	$732,000

Accruals for warranties issued	—
Cost of warranties honored during the period	(44,000)
Balance at June 30, 2003	688,000
Accruals for warranties issued	86,000
Cost of warranties honored during the period	(284,000)
Balance at June 30, 2004	490,000
Accruals for warranties issued	25,000
Cost of warranties honored during the period	(25,000)
Balance at June 30, 2005	$490,000

Note 13 – Related Party Transactions

Opta

During fiscal year 2003, the Company leased a portion of the building to a significant shareholder.  See Note 16.  There were no such related party transactions during fiscal 2005 or 2004 nor were there any related amounts due from this shareholder as of June 30, 2005 or 2004.

GoVideo

During fiscal 2004 and 2003, Opta advanced $7,300,000 and $3,353,000, respectively, to GoVideo for inventory purchases and operating expenses. The advances accrue interest at annual rates of 3% to 5% and were due at various dates through January 2004. GoVideo paid back $2,000,000 on June 30, 2004. GoVideo owed Opta $8,566,000 and $8,653,000 at June 30, 2005 and 2004, respectively. Subsequent to year end, $4,500,000 of the outstanding balance was paid. See Note 20. All such advances have been eliminated in the accompanying financial statements.

Between December 2003 and May 2005, GoVideo obtained up to $13,000,000 credit terms from various suppliers, through corporate guarantee letters from TCL Industries and TCL International Holdings Limited, both of which are related parties. In addition, GoVideo is able to obtain more advantageous terms from certain vendors in China by purchasing products from those vendors through TCL.

Correlant

Cooperative Research and Development Agreement. In 1997, Correlant established a relationship with Toshiba Corporation (“Toshiba”), a shareholder of Correlant, by entering into a cooperative research and development agreement. As part of this arrangement, Correlant agreed to pay Toshiba a percentage of the selling price of each developed product sold to customers, other than Toshiba, which utilized the technology developed under the agreement. Effective February 1, 2002 as part of the aforementioned change in business model, Correlant no longer sold completed cable modems. As a result, there were no royalties paid to Toshiba subsequent to February 1, 2002.

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

Manufacturing and Sales. Prior to the shut down, Correlant had an established relationship with TurboComm, a company located in Taiwan that manufactures high-speed data over cable technology products. Correlant purchased the completed cable modems and CMTS units from TurboComm. During fiscal 2005, 2004 and 2003, purchases from TurboComm were $0, $97,000 and $271,000, respectively. As of June 30, 2005 the Company did not owe TurboComm. As of June 30, 2004 the Company was liable to TurboComm for $170,000, which is included in Accounts payable to related parties in the consolidated balance sheet.

Additionally, during fiscal 2001, Correlant began selling the MAC to TurboComm for use by them in their own products. During fiscal 2005 and 2004, MAC sales to TurboComm accounted for less than 1% of total consolidated net revenues. During fiscal 2003, MAC sales to TurboComm accounted for approximately 42% of total consolidated net revenues. Correlant filed a lawsuit against TurboComm during fiscal 2004 and the accounts receivable from TurboComm was fully reserved at June 30, 2004. See Note 16.

Note 14 – Stockholders’ Equity

Preferred Stock

Opta has one class of preferred stock, which is designated Series A preferred stock. The par value is $0.001 per share and 100,000 shares are authorized. Series A preferred stock has the same voting rights as common stock, a liquidation preference of $10 per share, is entitled to the right to receive dividends on the same per share basis as common shareholders and is redeemable by the Company, at its sole option in whole or in part, at any time at $10 per share. There are 4,300 shares issued and outstanding at June 30, 2005, 2004, and 2003.

Common Stock Transactions

There were no common stock transactions during fiscal 2005. During fiscal 2004 and 2003, the Company issued 5,000 and 3,000 shares of common stock valued at $36,000 and $21,000, respectively, to Correlant shareholders in connection with the Share Exchange Agreement. See Note 4.

Treasury Stock Transactions

From September 2003 through June 2004, the Company repurchased 6,936,000 shares of its common stock at $0.30 per share for a total cost of $2,081,000. The Board of Directors plans to continue to review potential repurchases of its common stock and will continue to approve the repurchase transactions on a case by case basis.

On August 31, 2004 Opta reached a settlement agreement with TurboComm. Under the agreement, TurboComm agreed to pay Opta $20,000 and deliver 686,000 shares of Opta, constituting all shares owned by TurboComm. Both parties mutually agreed to release and discharge any and all claims that each may have against the other party. This transaction resulted in an $88,000 gain included in Other income (expense) on the consolidated statement of operations for fiscal 2005.

As discussed in Note 4, the Company has received 3,578,000 shares of its stock as a result of the settlement with Arescom.

Subsidiary Stock Transactions

Correlant issued no shares during fiscal 2005. During fiscal 2004 and 2003, Correlant issued 12,000 and 7,000 shares upon the exercise of options for proceeds of $1,000 and $250, respectively. As a result, the Company recorded $1,000 in consolidated equity for the issuance of these shares during fiscal 2004. These transactions did not materially affect the Company’s ownership of Correlant.

During fiscal 2005, Correlant purchased 272,000 shares of its common stock from one of Correlant’s co-founders. During fiscal 2005, as a result of settling a lawsuit, Correlant received 700,000 Series A and 300,000 Series C shares of Correlant preferred stock. See Note 16. As a result of these transactions, Opta’s ownership increased to 66%.

During fiscal 2005, Correlant recognized no compensation expense. During fiscal 2004 and 2003, Correlant recognized compensation expense (reversal) of $(104,000) and $592,000, respectively for the difference between the exercise price and fair value of stock options issued to employees. During fiscal 2005, 2004 and 2003, the Company recorded $0, $(75,000) and $429,000 in consolidated equity for the recognition of the compensation expense (reversal). The remaining amount was recorded as Non-controlling interest in subsidiaries on the consolidated balance sheet.

At the date the Company acquired the majority interest in Correlant, Correlant had preferred stock outstanding that Opta did not acquire. In addition, in April and May 1999, Correlant sold preferred stock to third parties for net proceeds of $1,463,000, which was recorded as Non-controlling interest in subsidiaries on the consolidated balance sheet. The preferred stock held by third parties has a liquidation preference over the common shareholders of $5,900,000 and $8,425,000 at June 30, 2005 and 2004, respectively, which was included in Non-controlling interest in subsidiaries on the consolidated balance sheets.

Stock Option Plans

Opta

Opta stockholders approved the 2000 Equity Incentive Plan (“Incentive Plan”) on April 28, 2000. The Board of Directors administers the Incentive Plan. Employees, directors, and consultants of the Company and its affiliates, who in the judgment of the Board render significant service to the Company, are eligible to participate. The Incentive Plan provides for the award of a broad variety of stock-based compensation alternatives such as nonstatutory stock options, incentive stock options, restricted stock, performance awards and stock appreciation rights. The Incentive Plan provided 11,355,000 shares of common stock to be offered. The vesting provisions of individual options may vary. The exercise price shall not be less than 100% of the fair market value of a common stock on the grant date. No options have been granted since the Incentive Plan’s adoption.

GoVideo

Currently, GoVideo has no approved stock option or stock issuance plan.

Correlant

In March 1998, Correlant’s Board of Directors approved the 1998 Stock Option/Stock Issuance Plan (“1998 Plan”) under which 8,500,000 shares of common stock are authorized for issuance, and reserved for purchase upon exercise of options granted. The 1998 Plan provides for the grant of incentive and non-statutory options and issuance of common stock under the stock issuance program (as defined) to employees, directors, and consultants. There were no options outstanding at June 30, 2005.

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

Correlant was required to book deferred stock compensation as a result of issuing stock at an exercise price determined by Correlant’s Board of Directors and the fair value per share for accounting purposes at the grant date. Correlant recognized and amortized deferred stock compensation on an accelerated basis in accordance with FASB Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”) over the vesting period of the related options, generally four years.

The following table summarizes stock option activity under the 1998 Stock Option Plan and related information through June 30, 2005 (in thousands):

	Options	Weighted- Average Exercise Price
Outstanding at June 30, 2002	4,083,000	$1.37
Granted	—	—
Exercised	(7,000)	0.04
Cancelled	(376,000)	0.94
Outstanding at June 30, 2003	3,700,000	$1.41
Granted	—	—
Exercised	(12,000)	0.08
Cancelled	(3,669,000)	1.41
Outstanding at June 30, 2004	19,000	$1.09
Granted	—	—
Exercised	—	—
Cancelled	(19,000)	1.09
Outstanding at June 30, 2005	—	—

There were no options exercisable at June 30, 2005. As of June 30, 2004 and 2003, there were 19,000 and 2,868,000 options exercisable, respectively, at the weighted average prices of $1.09 and $1.31 per share, respectively. There are 8,247,000 shares available for future grant at June 30, 2005.

As discussed in Note 3, the Company accounts for stock-based awards using the intrinsic value method in accordance with APB 25 and its related interpretations. SFAS 123 requires the disclosure of pro forma net income (loss) and earnings (loss) per share as if the Company had adopted the fair value method as of the beginning of 1996. There were no options granted during fiscal 2005, 2004 or 2003. The weighted-average fair value of options granted during the year ended June 30, 2002 was $1.14. The calculations were made using the Black-Scholes option-pricing model. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividend and the following weighted-average assumptions for 2002:  expected volatility of 78%; risk-free interest rate of 5.5%; and a weighted-average expected life of the options of five years. For purposes of pro forma disclosures, the estimated fair value is amortized on an accelerated basis in accordance with FIN 28 over the vesting period.

Note 15 – Income Taxes

The provision (benefit) for income taxes for fiscal 2005, 2004 and 2003 is comprised of the following (in thousands):

	Year Ended June 30,
	2005	2004	2003

Current:
Federal	$405	$(500)	$(111)
State	(1,119)	2	2
Foreign	—	—	—
	(714)	(498)	(109)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Total	$(714)	$(498)	$(109)

The reported provision (benefit) for income taxes for the year ended June 30, 2005, 2004 and 2003 differ from the amount computed by applying the statutory federal income tax rate of 35 percent to the consolidated income (loss) before income taxes as follows (in thousands):

	Year Ended June 30,
	2005	2004	2003

Provision (benefit) computed at statutory rates	$(6,192)	$(2,702)	$(2,266)
Increase (reduction) resulting from:
Non-deductible goodwill	—	—	—
Non-deductible expenses	23	18	8
State taxes, net of federal benefit	9	2	2
Utilization of NOLs	—	—	(111)
Utilization of tax credits	—	(171)	—
Valuation allowance	5,446	2,355	2,258
Total	$(714)	$(498)	$(109)

The components of the Company’s net deferred income tax assets are as follows (in thousands):

	As of June 30,
	2005	2004

Current deferred tax assets:
Accrued expenses	$808	$658
Deferred compensation	5,624	4,734
Deferred revenue	74	97
Inventory reserves	1,795	676
Allowance for bad debts	1,225	1,123
Other	(1,364)	—
Total	8,162	7,288
Valuation allowance for deferred tax assets	(8,162)	(7,288)
Net deferred tax assets	$—	$—

Non-current deferred tax assets:
Net operating loss carryforwards	$17,961	$8,937
Tax credit carryforwards	1,712	1,883
Other	884	633
Total	20,557	11,453
Valuation allowance for deferred tax assets	(20,557)	(11,453)
Net deferred tax assets	$—	$—

The net change in the total valuation allowance for fiscal 2005 and 2004 was an increase of $9,978,000 and $1,371,000, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and projections of taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized through future taxable earnings. Accordingly, a valuation allowance was recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

At June 30, 2005, the Company had a California net operating loss carryforward of $51,300,000 which will begin to expire in 2013 unless previously utilized. At June 30, 2005, the Company had a Federal net operating loss carryforward of $35,800,000 which will begin to expire in 2023 unless previously utilized.

At June 30, 2005, Correlant has federal and California research and development credit carryforwards of approximately $569,000 and $971,000, respectively. The federal credit will begin to expire in 2023 unless previously utilized.

Income tax receivable at June 30, 2005 consists of the following:

(i) Federal tax of $441,000: The Company was previously under audit by the Internal Revenue Service (“IRS”) for tax years ended June 30, 2001, 2000, and 1999, which was resolved by the Joint Committee on Taxation (“JCT”) during fiscal 2005. The JCT approved the Company’s refund of income tax of approximately $1,486,000, which was reduced by interest owed by the Company to the IRS (restricted interest). See Note 20.

(ii) Federal income tax of $63,000: Correlant filed an amended tax return in June 2004 for the year ended September 30, 2000, which is currently being processed by the IRS. To date, no payment has been received.

(iii) State income tax of $1,134,000: As a result of re-auditing and restating the Company’s financial statements and an IRS examination, the Company amended its tax return for the year 2000 with the State of New Jersey to apply net operating losses generated in 2001and 2002 to taxable income reported in 2000. See Note 20.

Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined under Section 382 of the Internal Revenue Code.

Note 16 – Commitments and Contingencies

Leases

During the period covered by this report, the Company leased its facilities and certain equipment under non-cancelable operating leases, expiring at various dates through 2007.

During fiscal 2003, the Company leased a portion of the building to a significant shareholder of the Company.  See Note 13.  The sublease terminated August 1, 2003 when the Company moved to a new building.  Sublease income totaled $1,000 during fiscal 2003.

GoVideo had an operating lease for a 33,000 square foot facility used for both office space and warehousing. The lease expired January 31, 2006. Monthly rentals were based on a fixed schedule that provides for periodic rental adjustments during the lease term. There was no option to extend the lease.

GoVideo also leased a 13,000 square foot facility under a separate operating lease that was used for warehousing. The original term of the lease was five years beginning November 1999. During fiscal 2004, the lease was renegotiated to expire January 31, 2006 to coincide with GoVideo’s other facility lease. Monthly rentals were based on a fixed schedule that provides for periodic rental adjustments during the lease term. As part of the renegotiation, the original option to extend the lease term for an additional five years was removed from the agreement.

Upon termination of the above two leases, GoVideo negotiated a month-to-month lease of approximately 2,400 square of office space to accommodate its downsized operations.

During the fiscal years covered by this report, Correlant leased approximately 26,000 square feet of office space in San Diego, California, which was scheduled to expire November 2007. All future lease obligations, net of anticipated lease termination benefits, as of June 30, 2004 were accrued during fiscal 2004 as part of the shut down of Correlant’s historical operations. Such amounts are included in Restructuring charges (see Note 11) on the Company’s statement of operations. On November 4, 2004 Correlant entered a lease termination agreement for its San Diego facility.

Future minimum annual lease payments under non-cancelable operating leases at June 30, 2005 are as follows (in thousands):

Year Ending June 30,	Future Minimum Lease Payments
2006	$304
2007	14
2008	1
2009 and thereafter	—
$319

During October 2005, Opta extended its office lease through October 2006. Future minimum lease payments, not included in the above table, related to the lease extension total approximately $30,000.

Rent expense totaled $641,000, $856,000 and $591,000 during fiscal 2005, 2004 and 2003, respectively.

Purchase Obligations

As of June 30, 2005 and 2004, GoVideo had inventory purchase obligations totaling $2,864,000 and $32,575,000, respectively, which were part of the normal course of business.

Litigation (See Note 20)

From time to time the Company may be involved in various disputes and litigation matters arising in the normal course of business.

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

The Company is involved in various legal proceedings in the normal course of business and its management believes that any liability to the Company that may arise as a result of these proceedings will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the Company’s results of operations of the period in which the ruling occurs. The Company’s estimate of the potential impact on its financial position or overall results of operations for new legal proceedings could change in the future.

Employee Separation Agreements

In connection with the Vice President of Engineering and co-founder’s resignation from Correlant in July 2003 (see Note 1), the Company entered into an Employment Separation Agreement/Consulting Agreement with the former Vice President of Engineering. Under the terms of the agreement, Correlant paid the former Vice President of Engineering $2,000 and repurchased 272,000 Correlant shares held by the former Vice President of Engineering for $0.07 per share for a total of $19,000 during fiscal 2005. In addition, the Company paid the former Vice President of Engineering $20,000 per month for one year, from January 2004 through December 2004, to provide advice and input related to certain Correlant business matters.

In connection with the President and co-founder’s resignation from Correlant in July 2003 (see Note 1), the Company entered into an Employment Separation Agreement/Consulting Agreement with the former President.

Under the terms of the agreement, Correlant paid the former President $20,000 and agreed to repurchase 327,000 Correlant shares held by the former President for $0.07 per share for a total of $23,000. The former President remained in possession of his Correlant stock until Correlant dissolved subsequent to June 30, 2005. In addition, the Company paid the former President $23,000 per month for one year, from January 2004 through December 2004, to provide advice and input related to certain Correlant business matters.

In March 2004, GoVideo executed two-year employment agreements with its top executives for a base salary plus a severance package to include nine to ten months, depending on the individual agreement, of base salary for terminations without cause. As of June 30, 2005, $860,000 remained in effect.

Note 17 – Employee Benefit Plan

Opta has a 401(k) salary deferral Plan (“Opta Deferral Plan”), which is funded based on employee contributions. The terms of the original Opta Deferral Plan do not require Opta to make contributions to the Deferral Plan on behalf of each eligible employee. As such, there were no matching contributions during fiscal 2005, 2004 or 2003.

During April 2003, GoVideo established a 401(k) plan (“GoVideo Deferral Plan”). The terms of the GoVideo Deferral Plan do not require GoVideo to make a contribution. Rather, matching contributions are on a discretionary basis, equal to a percentage of an employee’s contribution to the GoVideo Deferral Plan for the year. There were no matching contributions during fiscal 2005, 2004 or 2003.

During the fiscal years covered by this report, Correlant had a 401(k) salary deferral Plan (“Correlant Deferral Plan”), which was funded based on employee contributions. The terms of the Plan provided for the Company to make contributions to the Plan on behalf of each eligible employee (as defined) in an amount equal to 100% on the first 6% of the eligible employee’s deferred compensation contribution (as defined). Correlant’s contributions to the Deferral Plan were approximately $1,000, $74,000 and $213,000 during fiscal 2005, 2004 and 2003, respectively. As part of the wind down and cessation of Correlant’s historical operations, Correlant’s Board of Directors approved the termination of the Correlant Deferral Plan effective August 31, 2004.

Note 18 –Segment and Geographic Information

Segment Information

FASB Statement 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group. The Company’s chief operating decision maker is the Chief Executive Officer. The Company is organized geographically and by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the primary basis for which the allocation of resources and financial results are assessed is product type. Duirng the period covered by this report, the Company operated in two segments: the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and digital subscriber line (“DSL”) access and networking devices and the development, marketing, and distribution of innovative, high performance consumer electronic products.

The following table presents a summary of the Company’s businesses and operating segments (in thousands):

	As of or for the Year Ended June 30,
	2005	2004	2003
Broadband Internet access products:
Net revenues	$—	$622	$10,178
Cost of net revenues	—	259	7,919
Gross profit	—	363	2,259
Income (loss) from operations	$1,384	$(5,191)	$(9,971)

Total assets	$18,058	$19,101	$24,603

Consumer electronics:
Net revenue	129,119	124,702	9,276
Cost of net revenues	131,669	114,940	7,513
Gross profit (loss)	(2,550)	9,762	1,763
Loss from operations	$(16,818)	$(1,334)	$669

Total assets	$25,567	$49,235	$20,166

Total operating segments:
Net revenue	129,119	125,324	19,454
Cost of net revenues	131,669	115,199	15,432
Gross profit	(2,550)	10,125	4,022
Loss from operations attributable to operating segments	$(15,434)	$(6,525)	$(9,302)

Total assets attributable to operating segments	$43,625	$68,336	$44,769

Disclosed in the table below is the reconciliation of the loss from operations attributable to operating segments to loss from continuing operations before income taxes and non-controlling interest and total assets attributable to operating segments to total assets (in thousands):

	As of or for the Year Ended June 30,
	2005	2004	2003
Loss from operations attributable to operating segments	$(15,434)	$(6,525)	$(9,302)
Corporate general and administrative expenses	1,932	2,681	3,614
Total other income (expense), net	(1,623)	(78)	4,068
Loss from continuing operations before income taxes and non-controlling interest	$(18,989)	$(9,284)	$(8,848)

Total assets attributable to operating segments	$43,625	$68,336	$44,769
Total assets attributable to non-reporting segments	1,254	2,784	8,218
Total assets	$44,879	$71,120	$52,987

Geographic Information

During fiscal 2005, 2004 and 2003, the Company recorded revenues throughout the U.S., China, Taiwan, Japan and Europe as determined by the final destination of the product. The following table summarizes total net revenues attributable to significant countries (in thousands):

	Year Ended June 30,
	2005	2004	2003
Japan	$—	$215	$54
Taiwan and China	1,409	163	9,446
U.S.	127,710	124,819	9,478
Europe and other	—	127	476
	$129,119	$125,324	$19,454

Presented below is information regarding identifiable assets from continuing operations, classified by operations located in the U.S. and Asia (in thousands):

	June 30,
	2005	2004	2003
U.S.	$43,522	$70,755	$52,586
Asia	1,357	365	401
	$44,879	$71,120	$52,987

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005:
Total net revenues	$38,769	$50,772	$18,980	$20,598
Gross profit (loss)	(1,514)	2,776	(1,870)	(1,942)
Net loss	$(3,784)	$(3,171)	$(5,677)	$(6,229)
Net loss per share – basic	$(0.07)	$(0.06)	$(0.11)	$(0.14)

Fiscal 2004:
Total net revenues	$20,820	$36,579	$32,886	$35,039
Gross profit	1,262	4,418	3,554	891
Net loss	$(2,704)	$(141)	$(638)	$(4,239)
Net loss per share – basic	$(0.05)	$0.00	$(0.01)	$(0.08)

Note 20 – Subsequent Events

Litigation

On August 14, 2005, Daewoo Electronics America, Inc. (“Daewoo”) filed a lawsuit in the Superior Court of California, County of San Mateo, Case No. CIV 448845, entitled Daewoo Electronics America, Inc., Plaintiff v. Opta Corporation and Does 1 through 25, Defendants. The Complaint in the suit alleges that Opta Corporation executed a written guaranty dated December 4, 2003 in favor of Daewoo in which Opta Corporation unconditionally guaranteed the payment of all obligations of GoVideo to Daewoo, in a principal amount not to exceed $5,000,000. Daewoo alleges that it sold GoVideo goods of an agreed purchase price in excess of $10,000,000, for which

GoVideo has not paid. Daewoo alleges Opta Corporation owes Daewoo $5,000,000 in principal amount, plus interest, attorneys’ fees and costs under the guaranty. In a separate lawsuit filed in the Superior Court of California, County of San Mateo, on September 14, 2005, Case No. CIV 449577, entitled Daewoo Electronics America, Inc., Plaintiff v. Opta Systems, LLC, dba GoVideo and Does 1 through 25, Defendants, Daewoo sued GoVideo for the alleged purchase price of the goods in the amount of approximately $10,700,000, in principal amount, plus interest, attorneys’ fees and costs. Opta Corporation denies that it has any liability under the alleged guaranty. GoVideo denies that it has any liability to Daewoo. A motion to quash the service of Daewoo’s Summons and Complaint on Opta Corporation for lack of jurisdiction was taken off calendar following Daewoo’s re-service on Opta Corporation of the summons and complaint. A similar motion on GoVideo’s behalf was granted by the Court, finding that GoVideo is not subject to the jurisdiction of California courts. Opta Corporation’s demurrer challenging the legal sufficiency of Daewoo’s original Complaint was taken off calendar after Daewoo filed a First Amended Complaint on or about December 8, 2005. Opta Corporation filed a demurrer to the First Amended Complaint which is presently set for hearing on March 23, 2006. Opta Corporation also filed motions to dismiss the First Amended Compliant based on the filing of the GoVideo New Jersey Action described below, or, alternatively, to stay all action on the First Amended Complaint pending the outcome of the GoVideo New Jersey Action. A hearing on the motions to dismiss or stay is also set for March 23, 2006. The Court has set July 24, 2006 for jury trial of the San Mateo County action. Opta Corporation intends to defend Daewoo’s suit and to pursue any and all remedies to which it may be entitled.

On November 14, 2005, GoVideo filed an action in the United States District Court for the District of New Jersey, entitled Opta Systems, LLC d/b/a/ GoVideo v. Daewoo Electronics America, Inc. et al., Civil Action No. 05-5387 (JAP) (the “GoVideo New Jersey Action”), in which GoVideo brought claims against Daewoo Electronics America, Inc. and Daewoo Electronics Corp. (together, “Daewoo”) for breach of contract, breach of duty of good faith and fair dealing, breach of express and implied warranties, negligence, fraud, tortious interference, unjust enrichment, and alter ego liability, arising out of a series of purchase order contracts and related agreements. In the GoVideo New Jersey Action, GoVideo seeks compensatory damages from Daewoo in an amount not less than $19,400,000, plus punitive damages and certain other sums, and other relief. On December 13, 2005, Daewoo obtained an automatic clerk’s extension of Daewoo’s time to file an Answer or otherwise respond to the Complaint, which extended such time to December 27, 2005. Subsequently, by consent order dated December 29, 2005, Opta consented to further extend such time to January 27, 2006. On January 26, 2006, Daewoo filed an Answer to Complaint, Separate Defenses, Counterclaims, and Jury Demand, and on January 27, 2006, Daewoo filed an Amended Answer to Complaint, Separate Defenses, Counterclaims, and Jury Demand, denying any and all liability alleged in the Complaint, and alleging counterclaims against GoVideo based on causes of action for account stated, breach of contract, unjust enrichment, and fraud. By the counterclaims, Daewoo seeks damages in the total amount of approximately $30,200,000, plus punitive damages and certain other sums. GoVideo will timely file an Answer and Affirmative Defenses to the Counterclaims denying any and all liability. As of June 30, 2005, the financial statements include an account payable to Daewoo of approximately $7,700,000 representing goods bought from Daewoo.

Going Private Transaction

As discussed in Note 1, Opta is currently in the process of a corporate reorganization that will enable Opta to become a non-reporting company. On June 17, 2005 and August 2, 2005, Opta’s Board of Directors adopted resolutions proposing and approving the Going Private Transaction. On July 18, 2005 and August 2, 2005, stockholders who collectively own approximately 60.2% of Opta’s outstanding capital stock, consented in writing to the Going Private Transaction; the vote of more than 50% of Opta’s outstanding stock was required. The Going Private Transaction was approved twice by both the Board of Directors and the stockholders as a result of entering into several material transactions subsequent to the first approval.

On July 8, 2005 Opta filed a preliminary Schedule 14C and a Schedule 13E-3 describing the planned Going Private Transaction. Both documents were amended to incorporate significant company events and filed August 3, 2005. The Staff of the Commission reviewed our Schedules 14C and 13E-3 and responded with inquires and requests for additional information. Opta answered all of the Commission’s inquires and requests for additional information in a letter dated October 3, 2005 and amended its Schedule 14C and Schedule 13E-3 on October 3, 2005. Opta

subsequently received a further letter from the Staff dated October 18, 2005. Opta has not yet filed an amendment to the 14C and 13E, in response to the Staff’s comments because of the delay in completing its audited financials statements for the year ended June 30, 2005 and the interim periods ended September 30, 2005 and December 31, 2005, which would be required to be included in such amendments. Because Opta has not cleared comments from the Commission with respect to its Schedule 14C and Schedule 13E-3, Form 15 – Certification and Notice of Termination of Registration has not been filed yet, and Opta is required to continue its periodic reporting under the Securities Exchange Act of 1934.

On July 15, 2005, GoVideo management began taking additional steps to implement further cost reductions, including discussions with GoVideo employees. Subsequent to year end, as part of a cost reduction effort, 28 employees were terminated from GoVideo. Additionally, several employees quit as a result of the continued losses and down-sizing. As of January 31, 2006, GoVideo had six full-time employees, including three in product management and three in sales, general and administration.

Correlant Dissolution

On July 18, 2005, the Board of Directors of Correlant approved the dissolution of Correlant, pending approval by the Correlant shareholders. At a Special Meeting of Shareholders held August 5, 2005, Correlant shareholders approved the dissolution of Correlant. At the time of the dissolution, Opta held 10,000 shares of Series D preferred stock of Correlant and approximately 13,900,000 shares of common stock of Correlant. To date, Opta has received liquidation proceeds of $10,000,000 for its Series D preferred stock and $1,276,000 for its common stock. The Company sold its entire investment portfolio subsequent to June 30, 2005 as part of liquidating Correlant.

On July 5, 2005, Opta entered into a loan and security agreement with Correlant for $200,000 bearing interest at 6.00% per annum, maturing on June 2, 2006 and secured by Opta’s entire ownership interest in DigiTech. On July 26, 2005, Opta entered into an additional loan and security agreement with Correlant for $5,000,000 bearing interest at 2.75% per annum, maturing on December 31, 2005, and secured by 6,000 shares of Correlant Series D preferred stock held by Opta. On August 19, 2005 Opta repaid the entire $5,200,000 principal balance and accrued interest using the proceeds received from the Series D preferred stock liquidation as discussed above.

Line of Credit

Pursuant to a Participation Agreement (the “Participation Agreement”) between Opta and Wells Fargo Business Credit, a division of Wells Fargo Bank, NA (“Wells”), Opta acquired an 80% participation interest in the credit facility of GoVideo (see note 9), under the Credit and Security Agreement dated July 21, 2003, as amended to date (the “Wells Credit Agreement”) between GoVideo and Wells. On October 13, 2005, Opta amended the Participation Agreement to provide for revolving advances in an amount up to $2,000,000 over the borrowing base (such revolving advances over the borrowing base to be referred to as “Overline Advances”) and as a result, the participation percentage was 80% with respect to the revolving advances that are not Overline Advances and 100% with respect to Overline Advances. The maximum amount of the line of credit remained at $4,000,000. Concurrently with the purchase of the participation and Opta’s collateral deposit of $800,000 in cash collateral to secure its obligations and guaranty the Wells Credit Agreement, Wells released its lien on the intellectual property assets of GoVideo under the Wells Credit Agreement.

Pursuant to a forbearance agreement dated July 22, 2005, most recently amended January 20, 2006, between GoVideo and Wells (the “Forbearance Agreement”), Wells agreed to forbear from exercising its rights and remedies with respect to existing defaults under the Wells Credit Agreement from the date of the agreement through January 27, 2006 and modify certain terms of the Wells Credit Agreement, including reducing the maximum line of credit to $4,000,000 and waiving the termination fee. Wells also agreed that defaults by GoVideo under financial covenants in the Wells Credit Agreement and with respect to material adverse changes will not constitute new defaults under that agreement. As a condition to the forbearance by Wells, GoVideo agreed to pay to Wells a fee of $300,000 by adding to the loan’s principal balance in two installments, $150,000 on September 2, 2005 and $150,000 on January 4, 2006. Opta agreed to enter into the Participation Agreement and to deposit $800,000 in cash collateral to secure Opta’s guaranty as described above.

On January 27, 2006, pursuant to a Loan Sale Agreement dated January 20, 2006 between Opta and Wells, the Participation Agreement was terminated and Opta purchased the entire right, title and interest of Wells under, and Opta became the Lender under, the Wells Credit Agreement. The purchase price was $2,148,000, which consisted of the following: $2,113,000 principal, $23,000 interest and unused line of credit fees, and $12,000 legal and audit fees incurred by Wells. The full amount of Opta’s participation interest was credited against such purchase price. On February 1, 2006, Opta, as such Lender, and GoVideo further amended the Forbearance Agreement to extend the Forbearance Period to April 30, 2006, and to terminate the guaranty and the subordination agreement previously delivered by Opta to Wells under the Credit Agreement.

Notes Payable to Related Parties

Pursuant to a purchase and sale agreement dated July 26, 2005 (the “TCLMM Agreement”) among GoVideo, TCL Multimedia Technology Holdings Limited, a Cayman Islands company with shares listed on the Stock Exchange of Hong Kong Limited (“TCLMM”), TCL Industries, Asia Focus Industrial Limited (“Asia Focus”) and Opta, TCLMM agreed to assume the debt obligations owed by GoVideo to TCL Industries and Asia Focus under three promissory notes, with obligations totaling approximately $11,000,000 at July 26, 2005 (“Existing Obligations”). The Existing Obligations were previously guaranteed by Opta, and secured by Opta’s pledge of 100% of the Common Stock and Series D preferred stock of Correlant, held by Opta. Pursuant to the TCLMM Agreement, TCL Industries and Asia Focus released Opta’s obligations as guarantor under the Existing Obligations and released Opta’s pledge of the Correlant shares.

In consideration for TCLMM’s assumption of the Existing Obligations, GoVideo (i) assigned to TCLMM all of GoVideo’s right, title and interest in and to certain significant intellectual property assets of GoVideo (the “GoVideo IP”) and (ii) issued a promissory note in favor of TCLMM (the “TCLMM Note”) for an initial principal amount of $1,000,000, representing the difference between the preliminary value of the GoVideo IP, as determined by a third-party appraiser, and the Existing Obligations assumed by TCLMM. A subsequent independent appraisal of the GoVideo IP was completed, which reduced the final valuation of the GoVideo IP by $700,000. As a result, the TCLMM Note automatically increased to $1,700,000.

The TCLMM Note principal and interest, at a monthly rate of 0.257%, was originally due and payable on January 26, 2006. Pursuant to the TCLMM Agreement, GoVideo had granted to TCLMM a subordinated lien on all of GoVideo’s assets, as security for the TCLMM Note, junior to the lien under the Wells Credit Agreement. In addition, Opta had agreed to guaranty GoVideo’s obligations under the TCLMM Note pursuant to a Guaranty dated July 26, 2005.

Under the TCLMM Agreement, TCLMM granted to GoVideo a 90-day, non-exclusive, worldwide license to use the GoVideo IP on a royalty-free basis. On August 30, 2005, GoVideo and TCLMM entered into a non-exclusive license agreement through October 24, 2008, with an automatic renewal for subsequent two year terms unless terminated by either party by ninety days written notice of intention not to renew. Under the terms of the agreement, GoVideo will pay TCLMM a royalty based on the cost of goods sold in connection with the distribution, sale, advertising and promotion of certain consumer electronics products under the GoVideo tradename.

Opta Income Tax Refunds

Subsequent to fiscal year end, the Company received two income tax refunds for $473,000 and $1,134,000 from the IRS and the State of New Jersey, respectively. See Note 15.

Other

During fiscal 2006, GoVideo began changing its business model from an Original Equipment Manufacturer (“OEM”) model, which required significant working capital to meet inventory needs, to a brand licensing provider by bridging manufacturers and retailers. The Company believes this new model will enable GoVideo to reduce the overhead and risks of carrying obsolete inventories. GoVideo’s management is actively working with GoVideo’s suppliers in finalizing the form of business model for GoVideo’s future business operations. Management currently believes that if the new business model cannot be successfully implemented,, GoVideo will cease operations. If GoVideo is shutdown and has any assets subsequent to the shutdown, the assets will be combined with the proceeds from the liquidation of Correlant and used to identify market opportunities that will create and accelerate the growth and success of Opta complementary with the Company’s business and long-term strategies while leveraging the Company’s significant experience in the consumer electronics market.