Form 10-Q
period 2005-09-30
OPTA CORP
filed 2006-04-28
CIK 789945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Report Ended September 30, 2005

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

650-579-3610

(Registrant’s telephone number, including area code)

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

The number of shares of Common Stock outstanding as of April 21, 2006 was 50,037,538.

FORM 10-Q INDEX

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions.  If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Opta Corporation and its consolidated subsidiaries (“Opta” or “Company”) may differ materially from those expressed or implied by such forward-looking statements and assumptions.  Any statements contained herein (including, without limitation, statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof), that are not statements of historical fact should be construed as forward looking statements.   Additionally, all statements that address future operating performance, events or developments that our management expects or anticipates to incur in the future, are forward-looking statements.  These forward-looking statements are based on our management’s current views and assumptions regarding future events and operating performance.  Many factors could cause actual results to differ materially from estimates contained in our management’s forward-looking statements including the risk factors listed at pages 26 – 29.   The differences may be caused by a variety of factors, including but not limited to assumptions relating to the execution and timing of restructuring our business, the inability to implement our new business model, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, increased net loss, the possibility of fluctuation and volatility of our operating results and financial condition and the loss of key executives, among other things.  Because of these and other factors that may affect our operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods.  Opta assumes no obligation and does not intend to update these forward-looking statements.

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements:

OPTA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,206	$1,713
Proceeds due from liquidated subsidiary	1,276	—
Accounts receivable, net	2,939	10,637
Inventories, net	2,255	10,234
Income tax receivable	1,134	1,574
Prepaid expenses and other current assets	1,135	480
Current assets of discontinued operations	—	18,058
Total current assets	17,945	42,696

Property and equipment, net	266	335
Tradenames	—	2,456
Total assets	$18,211	$45,487

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$684	$6,172
Notes and interest payable to related parties	2,719	12,294
Accounts payable and accrued expenses	14,347	18,656
Accounts payable to related parties	160	—
Accrued restructuring charges	620	—
Warranty reserve	490	490
Current liabilities of discontinued operations	—	10
Total current liabilities	19,020	37,622

Non-controlling interest in subsidiaries	—	6,435

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, Series A $.001 par value, 100 authorized, 4 shares issued and outstanding at September 30, 2005 and June 30, 2005	—	—
Common stock $.001par value, 100,000 authorized, 64,241 shares issued and 50,037 outstanding at September 30, 2005 and June 30, 2005	64	64
Additional paid-in capital	128,442	128,442
Less: treasury stock at cost, 14,204 shares at September 30, 2005 and June 30, 2005	(2,478)	(2,478)
Accumulated deficit	(126,837)	(124,472)
Accumulated other comprehensive loss	—	(126)
Total stockholders’ equity (deficit)	(809)	1,430
Total liabilities and stockholders’ equity (deficit)	$18,211	$45,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPTA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2005	2004

Net revenues	$6,353	$38,769

Cost of net revenues	9,352	40,283

Gross loss	(2,999)	(1,514)

Operating expenses:
Selling, general and administrative	4,175	3,470
Restructuring charges	1,013	—
Research and development	128	284
Total operating expenses	5,316	3,754

Loss from operations	(8,315)	(5,268)

Other income (expense):
Interest income	53	1
Interest expense	(144)	(646)
Gain on sale of assets	6,505	—
Other	—	89
Total other income (expense), net	6,414	(556)
Loss from continuing operations before income taxes	(1,901)	(5,824)
Provision (benefit) for income taxes	—	—
Loss from continuing operations	(1,901)	(5,824)

Discontinued operations, net of tax:
Loss from liquidation of discontinued operations, net of taxes	(300)	—
Income (loss) from discontinued operations, net of taxes	(164)	2,040
Total gain (loss) from discontinued operations, net of taxes	(464)	2,040

Net loss	$(2,365)	$(3,784)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.04)	$(0.11)
Income (loss) from discontinued operations	(0.01)	0.04
Net loss	$(0.05)	$(0.07)

Weighted average common shares outstanding – basic and Diluted	50,038	50,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPTA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended September 30,
	2005	2004

Operating activities
Loss from continuing operations	$(1,901)	$(5,824)
Income (loss) from discontinued operations	(464)	2,040
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Gain on treasury stock obtained during settlement	—	(89)
Income (loss) from discontinued operations	464	(2,040)
Depreciation and amortization	74	146
Gain on sale of assets	(6,505)	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,698	(3,436)
Inventories, net	7,979	2,914
Prepaid expenses and other current assets	(655)	717
Income tax receivable	440	—
Other assets	—	18
Accrued restructuring charges	620	—
Accounts payable and accrued expenses	(4,309)	2,707
Accounts payable to related parties	160	—
Interest payable to related parties	69	(75)
Cash provided (used) by operating activities	3,670	(2,922)

Investing activities
Purchases of property and equipment	(5)	(168)
Purchases of tradename	(30)	—
Proceeds from sale of property and equipment	—	30
Expenses associated with the sale of tradenames	(309)	—
Proceeds from liquidated discontinued operations	4,191	—
Cash provided (used) by investing activities	3,847	(138)

Financing activities
Proceeds from advances on line of credit	7,475	39,635
Payments on line of credit	(12,963)	(35,034)
Proceeds related to treasury stock obtained during settlement	—	20
Proceeds from notes payable from related party	5,464	—
Cash provided (used) by financing activities	(24)	4,621
Net increase in cash and cash equivalents	7,493	1,561
Cash and cash equivalents at beginning of period	1,713	1,898
Cash and cash equivalents at end of period	$9,206	$3,459

Non-cash investing and financing activities:
Sale of GoVideo Intellectual Property	$9,300	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPTA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Delays in Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared by Opta Corporation (“Opta” or “Company”) in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations.  However, we believe the disclosures in these financial statements are adequate to ensure the information presented is not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2005, which was filed with the SEC on March 14, 2006.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows.

The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending June 30, 2006.  The balance sheet as of June 30, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, as permitted by SEC rules and regulations for interim reporting.

The consolidated balance sheet as of June 30, 2005 has been prepared to present the financial position of Opta’s continuing business and to provide comparative financial information to September 30, 2005.  The financial statements have been restated to remove the assets and liabilities related to Correlant (see discussion below) as discontinued operations, including its results of operations, in the accompanying financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.  Such reclassifications had no effect on previously reported results of operations.

Significant Accounting Policies

As of September 30, 2005, we had two operating subsidiaries: Opta Systems, LLC d/b/a GoVideo (“Opta Systems” or “GoVideo”) and Go Video DigiTech (Huizhou) Co., Ltd. (“DigiTech”).  During the three months ended September 30, 2005, the board of directors and shareholders of our non-operating subsidiary, Correlant Communications, Inc. (“Correlant”), approved the dissolution of Correlant.

The consolidated financial statements include the accounts of Opta and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Subsidiaries in which Opta owns at least 50% are consolidated, except for investments in which control is deemed to be temporary, in which case the equity method of accounting is used.  Equity investments in which Opta owns at least 20% of the voting securities are accounted for using the equity method, except for investments in which the Company is not able to exercise significant influence over the investee, in which case, the cost method of accounting is used.  The cost method of accounting is used for all investments in which Opta owns less than 20%.  As such, the accounts of our subsidiaries, GoVideo and DigiTech, have been consolidated.   Since the approval of Correlant’s dissolution, we can no longer exercise significant influence over Correlant’s operations.  As a result, from the date that Correlant’s dissolution was approved in August 2005, until the dissolution of Correlant in December 2005, we accounted for Correlant using the cost method of accounting.

Delays in Reporting

This Quarterly Report on Form 10-Q for the three months ended September 30, 2005 is being filed after the required due date as a result of Opta taking steps (“Going Private Transaction”) to complete a corporate reorganization that will enable Opta to become a non-reporting company with the Securities and Exchange Commission (the “Commission”).  The purpose of the Going Private Transaction is to enable us to terminate our Periodic Reporting Obligations and enable us to continue future operations as a private company, thereby relieving us of the costs, administrative burdens and competitive disadvantages associated with operating as a public company. We intend to accomplish this purpose by reducing the number of holders of record to fewer than 300 by cashing out certain stockholders as described in our preliminary Schedule 14C filed on October 3, 2005.

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

Opta originally intended to complete the Going Private Transaction prior to the deadline for filing its Form 10-Q for the period ended September 30, 2005, but efforts were delayed due to a series of transactions effected by us during fiscal 2006 to address the continuing losses at GoVideo and due to the dissolution of Correlant.  Additionally, as previously reported we dismissed our former accountant and engaged a new principal accountant on September 27, 2005 as part of a continuing effort to save costs.  As a result, we have been unable to complete the Going Private Transaction and were unable to complete this Form 10-Q by the required due date.

Note 2 – Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. As of September 30, 2005, inventories consist of service replacement parts and consumer electronics on hand and in transit from the manufacturer, which are generally purchased FOB shipping point.

The Company provides inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. The activity in the allowance for obsolete and excess inventory is shown below (in thousands):

Balance, June 30, 2005	$3,964
Expense/(Recovery)	522
Write off and other	—
Balance, September 30, 2005	$4,486

Note 3 – Restructuring Charges and Related Transactions (See Note 13 – Subsequent Events)

During the three months ended September 30, 2005, Opta’s management and board of directors approved and implemented plans to restructure certain operations of GoVideo with the intent of reducing GoVideo’s working capital requirements, better managing GoVideo’s cost structure and aligning certain of its operations more effectively with the current economic conditions in the consumer electronics industry.   The restructuring included the following:

•                  Sale of GoVideo’s intellectual property;

•                  Restructuring GoVideo’s line of credit; and

•                  Restructuring GoVideo’s operations.

Hereafter, the above three transactions are referred to collectively as the “Fiscal 2006 GoVideo Restructuring.”

Sale of GoVideo’s Intellectual Property

Pursuant to a purchase and sale agreement dated July 26, 2005 (the “TCLMM Agreement”) among GoVideo, TCL Multimedia Technology Holdings Limited, a Cayman Islands company with shares listed on the Stock Exchange of Hong Kong Limited (“TCLMM”), TCL Industries (H.K.) Holdings Limited (“TCL”), Asia Focus Industrial Limited (“Asia Focus”) and Opta, TCLMM agreed to assume the debt obligations owed by GoVideo to TCL and Asia Focus under three promissory notes, with obligations totaling approximately $11,000,000 at July 26, 2005 (“Existing Obligations”).  The Existing Obligations were previously guaranteed by Opta, and secured by Opta’s pledge of 100% of the Common Stock and Series D preferred stock of Correlant, held by Opta.  Pursuant to the TCLMM Agreement, TCL and Asia Focus released Opta’s obligations as guarantor under the Existing Obligations and released Opta’s pledge of the Correlant shares.

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

The TCLMM Note principal and interest, at a monthly rate of 0.257%, was originally due and payable on January 26, 2006.  Pursuant to the TCLMM Agreement, GoVideo had granted to TCLMM a subordinated lien on all of GoVideo’s assets, as security for the TCLMM Note, junior to the lien under the Wells Credit Agreement (as defined below).  In addition, Opta had agreed to guaranty GoVideo’s obligations under the TCLMM Note pursuant to a Guaranty dated July 26, 2005.  See Note 13 – Subsequent Events.

Under the TCLMM Agreement, TCLMM granted to GoVideo a 90-day, non-exclusive, worldwide license to use the GoVideo IP on a royalty-free basis.  On August 30, 2005, GoVideo and TCLMM entered into an exclusive license agreement (“TCLMM License Agreement”) through October 24, 2008, with an automatic renewal for subsequent two year terms unless terminated by either party by ninety days written notice of intention not to renew.  Under the terms of the agreement, GoVideo agreed to pay TCLMM a royalty based on the cost of goods sold in connection with the distribution, sale, advertising and promotion of certain consumer electronics products under the GoVideo tradename.  The TCLMM License Agreement was subsequently terminated.  See “Restructuring GoVideo’s Operations” below.

In connection with the sale of GoVideo’s IP, the Company recorded a gain of $6,505,000 included in Other income in the consolidated statement of operations during the three months ended September 30, 2005 as follows:

Appraised value of GoVideo’s IP	$9,300,000
Book value of GoVideo’s IP	(2,846,000)
Selling expenses	(309,000)
Gain on sale of GoVideo IP	$6,505,000

TCLMM and Asia Focus are affiliates of TCL, the majority stockholder of the Company.

Restructuring GoVideo’s Line of Credit

Pursuant to a Participation Agreement (the “Participation Agreement”) between Opta and Wells Fargo Business Credit, a division of Wells Fargo Bank, NA (“Wells”), Opta acquired an 80% participation interest in the credit facility of GoVideo, under the Credit and Security Agreement dated July 21, 2003, as amended to date (the “Wells Credit Agreement”) between GoVideo and Wells.  On October 13, 2005, Opta amended the Participation Agreement to provide for revolving advances in an amount up to $2,000,000 over the borrowing base (such revolving advances over the borrowing base to be referred to as “Overline Advances”) and as a result, the participation percentage was

80% with respect to the revolving advances that are not Overline Advances and 100% with respect to Overline Advances.  The maximum amount of the line of credit remained at $4,000,000.  Concurrently with the purchase of the participation and Opta’s collateral deposit of $800,000 in cash collateral to secure its obligations and guaranty of the Wells Credit Agreement, Wells released its lien on the intellectual property assets of GoVideo under the Wells Credit Agreement.

Pursuant to a forbearance agreement dated July 22, 2005, most recently amended January 20, 2006, between GoVideo and Wells (the “Forbearance Agreement”), Wells agreed to forbear from exercising its rights and remedies with respect to existing defaults under the Wells Credit Agreement from the date of the agreement through January 27, 2006 and modify certain terms of the Wells Credit Agreement, including reducing the maximum line of credit to $4,000,000 and waiving the termination fee.  Wells also agreed that defaults by GoVideo under financial covenants in the Wells Credit Agreement and with respect to material adverse changes will not constitute new defaults under that agreement.  As a condition to the forbearance by Wells, GoVideo agreed to pay to Wells a fee of $300,000 by adding to the loan’s principal balance in two installments, $150,000 on September 2, 2005 and $150,000 on January 4, 2006.  Opta agreed to enter into the Participation Agreement and to deposit 20% of the loan value in cash collateral to secure Opta’s guaranty as described above.  As of September 30, 2005 Opta had deposited $452,000 with Wells, which is included with Other assets on the consolidated balance sheets.  See Note 13 – Subsequent Events.

Restructuring GoVideo’s Operations

During the first quarter of fiscal 2006, GoVideo began shutting down its historical operations as an original equipment manufacturer (“OEM”) because the business model required significant working capital to meet inventory needs and also carried a substantial risk of obsolete inventory.  The shut down of GoVideo’s historical operations as a consumer electronics OEM was substantially completed by January 31, 2006.  In anticipation of implementing a new business model as a brand licensing provider for domestic retail consumer electronics, GoVideo entered the TCLMM License Agreement as discussed above.  However, on December 28, 2005, TCLMM notified GoVideo of its intention to exercise its right to unilaterally terminate the agreement without cause upon ninety days’ written notice pursuant to the terms of the agreement.  GoVideo agreed to terminate the agreement effective as of January 12, 2006 in order for Opta to continue the brand licensing business under a new license agreement with TCLMM (See Note 13 – Subsequent Events).  Subsequent to the shut down of GoVideo’s historical operations and the termination of the TCLMM License Agreement, GoVideo’s short term business plan has focused on collecting receivables and managing liabilities that remain outstanding from GoVideo’s historical operations.  Currently, GoVideo has no business plan that generates revenue.   If GoVideo does not identify and successfully implement a longer term business plan that generates revenue, GoVideo will be shut down.  If GoVideo is shutdown and has any assets subsequent to the shutdown, the assets will be combined with the proceeds from the liquidation of Correlant and used to identify market opportunities that will complement the Company’s business and long-term strategies while leveraging the Company’s significant experience in the consumer electronics market.

Restructuring Charges

In connection with the Fiscal 2006 GoVideo Restructuring, GoVideo recorded a restructuring charge of $1,013,000 during the three months ended September 30, 2005.  The following table summarizes the activity in the Company’s consolidated reserves associated with its restructuring of GoVideo’s operations (in thousands):

	Separation expenses for terminated employees and contractors	Other	Total restructuring charges
Balance at June 30, 2005	$—	$—	$—
Fiscal 2006 restructuring charges	944	69	1,013
Cash payments	(368)	(25)	(393)
Balance at September 30, 2005	$576	$44	$620

Note 4 – Liquidity and Going Concern

The Company incurred net losses of $2,365,000 during the three months ended September 30, 2005 and $18,861,000 and $7,722,000 during the fiscal years ended June 30, 2005 and 2004, respectively.  And at September 30, 2005, the Company had an accumulated deficit of $126,837,000.

The continued losses, negative working capital at September 30, 2005 of ($1,075,000) and lack of a successful business plan raise substantial doubt about the Company’s ability to continue as a going concern.  Although the Company anticipates that its current cash and cash equivalents and the ability to borrow from related parties will be sufficient to fund its operations for at least the next twelve months, this assumes that GoVideo successfully manages its existing liabilities.  See Notes 11 and 13.  However, if GoVideo does not successfully manage its liabilities, the Company may be forced to borrow additional funds, which could increase the risk of operating as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”), Inventory Costs (“SFAS 151”), which revised Accounting Research Bulletin (“ARB”) 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. We adopted SFAS 151 during the three months ended September 30, 2005.  The adoption did not have a material effect on our financial position, results of operations, or cash flows as of or for the three months ended September 30, 2005.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005.  SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective”

method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.  We adopted this new standard on July 1, 2005, using the modified prospective method.  Currently we do not have equity instruments that are impacted by the adoption of this standard.  As a result, there was no impact to our consolidated financial position, results of operations or cash flows during the three months ended September 30, 2005.

On December 16, 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”).  SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. We adopted this new standard on July 1, 2005.  During the three months ended September 30, 2005, the Company had no such asset exchanges and therefore, this standard had no effect on its financial position, results of operations or cash flows.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 6 – Discontinued Operations

On July 18, 2005, the Board of Directors of Correlant approved the dissolution of Correlant, pending approval by the Correlant shareholders.  At a Special Meeting of Shareholders held August 5, 2005, Correlant shareholders approved the dissolution of Correlant.  At the time of the dissolution, Opta held 10,000 shares of Series D preferred stock of Correlant and approximately 13,900,000 shares of common stock of Correlant.  During the three months ended September 30, 2005, Opta received liquidation proceeds of $10,000,000 for its Series D preferred stock.  At September 30, 2005, Opta had not yet received liquidation proceeds of $1,276,000 for its common stock.  As such, Opta classified $1,276,000 in the September 30, 2005 balance sheet as Proceeds due from Liquidated Subsidiary.  See Note 13 – Subsequent Events.

The dissolution of Correlant, based on SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), met the criteria of discontinued operations during the three months ended September 30, 2005.  As such, the liquidation of Correlant and its related operating results have been excluded from continuing operations and classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144.

The following is a summary of the results of discontinued operations relating to Correlant for the three months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Selling, general and administrative expense (reversal)	$112	$(1,787)

Income (loss) from operations	(112)	1,787
Interest income	77	104
Other income (expense)	(186)	774

Income (loss) before non-controlling interest	(221)	2,665
Non-controlling interest in (income) loss of consolidated subsidiaries	57	(625)
Income (loss) from discontinued operations	$(164)	$2,040

The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations as of June 30, 2005 (in thousands):

Assets

Cash	$1,131
Short term investments	16,128
Notes and interest receivable from related parties, net	608
Income tax receivable	63
Other current assets	128
Total assets of discontinued operations	$18,058

Liabilities

Accounts payable	$10
Total liabilities of discontinued operations	$10

Note 7 – Notes Payable to Related Parties

Opta

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

DigiTech

On August 12, 2005 DigiTech increased its short term loan from TCL to $989,000.  The terms of the original $725,000 loan, which was entered into April 19, 2005, remained in effect.  The annual interest rate is 5.2% and interest is paid monthly.  Currently, the loan matures on June 30, 2006, but may be automatically extended for an additional six month terms if DigiTech and TCL mutually agree to renew the loan.

Note 8 – Stock-Based Compensation

We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by APB 25 and related interpretations. We apply the disclosure provisions of FASB 123 as amended by FASB 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Although we have the ability to issue stock options to our employees and outside directors under stockholder approved stock option programs and provide employees the right to purchase our stock pursuant to employee stock purchase programs, we did not have any stock options outstanding during the three months ended September 30, 2005 or 2004.  As such, stock-based compensation had no effect on reported net loss and net loss per share.

Note 9 – Basic and Diluted Net Loss Per Share

Opta had no common stock warrants or employee stock options outstanding as of September 30, 2005 or 2004.  There were 0 and 3,000 shares contingently issuable in connection with share exchange agreements, as of September 30, 2005 and 2004, respectively, which were not considered in calculating diluted net loss per common share as their effect would be anti-dilutive. As a result, for all periods presented, the Company’s basic and diluted net loss per share is the same.

Note 10 – Comprehensive Loss

The Company’s Other comprehensive loss includes unrealized gains (losses) on marketable securities and foreign currency translation adjustments.  Opta had no Other comprehensive income (loss) during the three months ended September 30, 2005, as a result of Correlant’s dissolution.  During the three months ended September 30, 2004, the Company’s Other comprehensive income was comprised of Opta’s portion, $86,000, of the change in Correlant’s unrealized gain on short term investments categorized as available-for-sale.  The following table computes the Company’s comprehensive loss (in thousands):

	Three Months Ended September 30,
	2005	2004

Net loss, as reported	$(2,365)	$(3,784)
Opta’s portion of the change in Correlant’s unrealized gain on short term investments	—	86
Comprehensive loss	$(2,365)	$(3,698)

Note 11 – Litigation (See Note 13 – Subsequent Events)

From time to time we may be involved in various disputes and litigation matters arising in the normal course of business.

On August 14, 2005, Daewoo Electronics America, Inc. (“Daewoo”) filed a lawsuit in the Superior Court of California, County of San Mateo, Case No. CIV 448845, entitled Daewoo Electronics America, Inc., Plaintiff v. Opta Corporation and Does 1 through 25, Defendants.  The Complaint in the suit alleges that Opta Corporation executed a written guaranty dated December 4, 2003 in favor of Daewoo in which Opta Corporation unconditionally guaranteed the payment of all obligations of GoVideo to Daewoo, in a principal amount not to exceed $5,000,000.  Daewoo alleges that it sold GoVideo goods of an agreed purchase price in excess of $10,000,000, for which GoVideo has not paid.  Daewoo alleges Opta Corporation owes Daewoo $5,000,000 in principal amount, plus interest, attorneys’ fees and costs under the guaranty.  In a separate lawsuit filed in the Superior Court of California, County of San Mateo, on September 14, 2005, Case No. CIV 449577, entitled Daewoo Electronics America, Inc., Plaintiff v. Opta Systems, LLC, dba GoVideo and Does 1 through 25, Defendants, Daewoo sued GoVideo for the alleged purchase price of the goods of approximately $10,700,000, in principal amount, plus interest, attorneys’ fees and costs.  Opta Corporation denies that it has any liability under the alleged guaranty.  GoVideo denies that it has any liability to Daewoo.  A motion to quash the service of Daewoo’s Summons and Complaint on Opta Corporation

for lack of jurisdiction was taken off calendar following Daewoo’s re-service on Opta Corporation of the summons and complaint.  A similar motion on GoVideo’s behalf was granted by the Court, finding that GoVideo is not subject to the jurisdiction of California courts.  Opta Corporation’s demurrer challenging the legal sufficiency of Daewoo’s original Complaint was taken off calendar after Daewoo filed a First Amended Complaint on or about December 8, 2005.  Opta Corporation filed a demurrer to the First Amended Complaint and Opta Corporation also filed motions to dismiss the First Amended Complaint based on the filing of the GoVideo New Jersey Action described below, or, alternatively, to stay all action on the First Amended Complaint pending the outcome of the GoVideo New Jersey Action.  On March 23, 2006, the Court granted the motion to stay and took the hearing on the motion demurrer off calendar.  The trial date has also been vacated.  Opta Corporation intends to defend Daewoo’s suit and to pursue any and all remedies to which it may be entitled.

On November 14, 2005, GoVideo filed an action in the United States District Court for the District of New Jersey, entitled Opta Systems, LLC d/b/a/ GoVideo v. Daewoo Electronics America, Inc. et al., Civil Action No. 05-5387 (JAP) (the “GoVideo New Jersey Action”), in which GoVideo brought claims against Daewoo Electronics America, Inc. and Daewoo Electronics Corp. (together, “Daewoo”) for breach of contract, breach of duty of good faith and fair dealing, breach of express and implied warranties, negligence, fraud, tortious interference, unjust enrichment, and alter ego liability, arising out of a series of purchase order contracts and related agreements.  In the GoVideo New Jersey Action, GoVideo seeks compensatory damages from Daewoo in an amount not less than $19,400,000, plus punitive damages and certain other sums, and other relief.  On December 13, 2005, Daewoo obtained an automatic clerk’s extension of Daewoo’s time to file an Answer or otherwise respond to the Complaint, which extended such time to December 27, 2005.  Subsequently, by consent order dated December 29, 2005, Opta consented to further extend such time to January 27, 2006.  On January 26, 2006, Daewoo filed an Answer to Complaint, Separate Defenses, Counterclaims, and Jury Demand, and on January 27, 2006, Daewoo filed an Amended Answer to Complaint, Separate Defenses, Counterclaims, and Jury Demand, denying any and all liability alleged in the Complaint, and alleging counterclaims against GoVideo based on causes of action for account stated, breach of contract, unjust enrichment, and fraud.  By the counterclaims, Daewoo seeks damages in the total amount of $30,200,000, plus punitive damages and certain other sums.  On February 16, 2006 GoVideo timely filed an Answer and Affirmative Defenses to the Counterclaims denying any and all liability.

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

As of September 30, 2005, the Company has accrued $7,400,000 included in Accounts payable and accrued expenses in connection with the relevant actions described above.

Note 12 – Segment and Geographic Information

The Chief Operating Decision Maker (“CODM”), as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), is the Chief Executive Officer.  The CODM allocates resources to, and assesses the performance of, each operating segment using information about its revenues, gross margin, operating expenses and debt and related interest expense.  During the three months ended September 30, 2005, as a result of Correlant’s dissolution, we operated in one segment which was the distribution of innovative, high performance consumer electronic products.  Although we operated in one additional segment, defined as the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and digital subscriber line (“DSL”) access and networking devices, during the three months ended September 30, 2004, the activity related to this segment was solely Correlant.  Correlant’s operating results have been excluded from continuing operations and classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144.  Therefore, the statement of operations, excluding discontinued operations, for all periods presented is attributable to our consumer electronics segment.

Geographic Information

During the three months ended September 30, 2005 and 2004, we recorded net revenues throughout the U.S. and Asia as determined by the final destination of the product.  The following table summarizes total net revenues attributable to significant countries (in thousands):

	Three Months Ended September 30,
	2005	2004
Asia	$618	$100
U.S.	5,735	38,669
	$6,353	$38,769

Presented below is information regarding identifiable assets from continuing operations, classified by operations located in the U.S. and Asia (in thousands):

	As of September 30,
	2005	2004
U.S.	$16,483	$52,912
Asia	1,728	626
	$18,211	$53,538

Note 13 – Subsequent Events

Discontinued Operations

During December 2005, Opta received liquidation proceeds of $1,276,000 for its shares of Correlant’s common stock.

Opta’s Entry into a Material Definitive Agreement

Concurrent with GoVideo’s termination of its licensing agreement with TCLMM (See Note 3 – Restructuring Charges and Related Transactions), as a result of Opta’s decision to manage the future brand licensing business, on January 12, 2006, Opta and TCLMM entered into an exclusive license agreement through August 3, 2008, which includes the right to sub-license.  The agreement automatically renews for subsequent two year terms unless terminated by either party by one hundred eighty days written notice of intention not to renew.  Under the terms of the agreement, Opta will pay TCLMM a royalty based on the cost of goods sold in connection with the distribution, sale, advertising and promotion of certain consumer electronics products under trademarks associated with the GoVideo tradename.

Opta entered the above agreement as part of the Company’s consolidated strategic shift toward becoming a brand licensing provider for domestic retail consumer electronics.  The GoVideo name has been positioned in the consumer electronics industry to connote high performance products that incorporate advanced technology, ease of use, and superior industrial design since 1984.  As such, Opta management intends to capitalize on the brand name recognition and sublicense the GoVideo brand name by bridging international manufacturers of consumer electronics to domestic retailers.  Opta will sublicense the GoVideo tradename to third party licensees who produce, market and sell their consumer electronics products bearing the GoVideo tradename.  Opta plans to choose its licensees carefully and impose upon such licensees various restrictions on the products, and on the manner, on which the GoVideo name may be used.  In addition, the Company will require its licensees to abide by certain standards of conduct and the laws and regulations of the jurisdictions in which they do business. However, if a licensee fails to adhere to these requirements, the GoVideo brand could be damaged. The GoVideo brand could also be damaged if a licensee becomes insolvent or by any negative publicity concerning a licensee or if the licensee does not maintain good relationships with its customers or consumers.

As of April 21, 2006, Opta has two license agreements with international consumer electronics manufacturers, pertaining to the GoVideo brand, that cover domestic markets.  Opta, with the support of GoVideo, is actively pursuing new licensees for both domestic and international markets.

Restructuring GoVideo’s line of credit

On January 27, 2006, pursuant to a Loan Sale Agreement dated January 20, 2006 between Opta and Wells, the Participation Agreement (see Note 3 - Restructuring Charges and Related Transactions) was terminated and Opta purchased the entire right, title and interest of Wells under, and Opta became the Lender under, the Wells Credit Agreement.  The purchase price was $2,148,000, which consisted of the following: $2,113,000 principal, $23,000 interest and unused line of credit fees, and $12,000 legal and audit fees incurred by Wells.  The full amount of Opta’s participation interest was credited against such purchase price.  On February 1, 2006, Opta, as such Lender, and GoVideo further amended the Forbearance Agreement to extend the Forbearance Period to April 30, 2006, and to terminate the guaranty and the subordination agreement previously delivered by Opta to Wells under the Credit Agreement.

Sale of GoVideo’s Intellectual Property

In February 2006, GoVideo paid the TCLMM Note (see Note 3 – Restructuring Charges and Related Transactions) in full.  The total principal and interest paid was approximately $1,726,000.

Opta Income Tax Refund

In February 2006, the Company received an income tax refund for $1,134,000 from the State of New Jersey.

Litigation

On March 15, 2006, U.S. Customs and Border Protection (“Customs”) issued a penalty notice (the “Notice”) to GoVideo of $4,380,000.  The Notice covered seven shipments, occurring from October 2004 through April 2005, of DVD players with unauthorized trademarks.  Go Video has 60 days from the time of the issuance of Customs’ Notice to submit a petition for relief (the “Petition”).  The Petition is due on May 15, 2006.  Estimated cost of settling such Notice, based on previous settlements with Customs, in the amount of $400,000 has been charged to current operations in the three months ended September 30, 2005.  Additionally, on February 14, 2006, Go Video paid approximately $164,000 to Customs for storage and destruction costs of the seized property.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

You should read the following discussion in conjunction with Opta Corporation’s (“Opta” or “Company”) unaudited condensed consolidated financial statements and notes included herein.  The results described below are not necessarily indicative of the results to be expected in any future period.  Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  Readers are referred to Opta’s Annual Report on Form 10-K for the year ended June 30, 2005 as filed with the SEC on March 14, 2006 and to the section entitled “Certain Factors That May Affect Future Results” contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a discussion of why we were unable to timely file our Form 10-Q for the three months ended September 30, 2005.  This is followed by a discussion of transactions consummated during Fiscal 2006 that have had, and will continue to have, a significant impact on our consolidated financial position, results of operations and cash flows and how these transactions will impact our “Business Outlook” for the remainder of fiscal 2006.  We then provide a more detailed analysis of our financial condition and results of operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  This detailed analysis is provided solely for readers to understand the historical results of our operations during the time periods covered.  However, due to the strategic change in direction of Opta and the significant transactions we entered during fiscal 2006, these results are not indicative of future results.

Next we analyze the changes in our cash flows, and discuss our financial commitments in the section entitled “Liquidity and Capital Resources.”  We conclude MD&A with (I) a discussion of the Critical Accounting Policies we believe are important to understanding the assumptions and judgments incorporated in our reported financial results, and (II) Recently Issued Accounting Standards and the impact they had or will have on our results of consolidated financial position, results of operations and cash flows.

The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing.

Delays in Reporting and Filing of Going Private Documents

This Quarterly Report on Form 10-Q for Opta for the quarter ended September 30, 2005 is being filed after the required due date as a result of Opta currently taking steps (“Going Private Transaction”) to complete a corporate reorganization that will enable Opta to become a non-reporting company with the Securities and Exchange Commission (the “Commission”).  If consummated, the Going Private Transaction will enable us to terminate our Periodic Reporting Obligations so that we may continue future operations as a private company, relieving us of the costs, administrative burdens and competitive disadvantages associated with operating as a public company. Following the adoption of Sarbanes-Oxley, the amount of management time and Company resources required to comply with such requirements have become overly burdensome for a company of our size.  On June 17 and August 2, 2005, our Board of Directors adopted resolutions proposing and approving the Going Private Transaction.  On April 8, 2006, our Board of Directors adopted resolutions approving the entire Going Private Transaction and revoked the June 17 and August 2, 2005 Board consents.  On July 18, 2005 and August 2, 2005, stockholders who collectively own approximately 60.2% of our outstanding capital stock, consented in writing to the Going Private Transaction.  On April 8, 2006, stockholders who collectively own approximately 51.2% of our outstanding capital stock consented in writing to the Going Private Transaction and revoked the July 18 and August 2, 2005 stockholder consents.  The vote of more than 50% of our outstanding stock was required to approve such transaction.  The prior Board and stockholder consents were revoked by both the Board of Directors and the stockholders, and the entire Going Private Transaction was approved, on April 8, 2006 as a result of entering into several material transactions subsequent to the first and second approvals.

On July 8, 2005 we filed a preliminary Schedule 14C and a Schedule 13E-3 describing the planned Going Private Transaction.  Both documents were amended to incorporate significant company events and filed August 3, 2005.  The Staff of the Commission reviewed our Schedules 14C and 13E-3 and responded with inquiries and requests for additional information.  We answered all of the Staff’s inquires and requests for additional information in a letter dated October 3, 2005 and amended our Schedule 14C and Schedule 13E-3 on October 3, 2005.  We subsequently received a further letter from the Staff dated October 18, 2005.  We have not yet filed an amendment to the 14C and 13E, in response to the Staff’s comments because, as noted above and below, we have been delayed in completing our audited financials statements for the year ended June 30, 2005 and the interim periods ended September 30, 2005 and December 31, 2005, which would be required to be included in such amendments.  Because we have not cleared comments from the Staff with respect to our Schedule 14C and Schedule 13E-3, we have not yet filed our definitive Schedule 14C for the Going Private Transaction and consequently have not filed our Form 15 – Certification and Notice of Termination of Registration.  As a result, we are required to continue our periodic reporting under the Securities Exchange Act of 1934.  We are working diligently toward completing our Going Private Transaction and we are in the process of responding to the Staff’s comments.  We originally intended to complete our Going Private Transaction prior to the deadline for filing our Form 10-K for the period ended June 30, 2005, but our efforts were delayed due to a series of transactions effected by us in the past few months to address the continuing losses at Opta Systems, LLC d/b/a GoVideo (“Opta Systems” or “GoVideo”), our main operating subsidiary and the dissolution of Correlant Communications, Inc. (“Correlant”), our non-operating subsidiary.  Additionally, as previously reported we recently dismissed our former accountant and engaged a new principal accountant on September 27, 2005 as part of a continuing effort to save costs.  As a result, we were unable to file our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 until March 14, 2006, which delayed the completion of this Form 10-Q.

Explanatory Note – Updated Information Subsequent to September 30, 2005

Because this report relates to the quarter ended September 30, 2005, except as otherwise noted herein, this report speaks as of such date. The Company has not updated the disclosures in this report to speak as of a later date, except as specifically referenced in the following sections:

•                  Item 1.  Financial Statements Note 11 – Litigation and Note 13 – Subsequent Events;

•                  Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•                  Item 4.  Controls and Procedures

Accordingly, the disclosure in this report does not contain complete and updated information regarding the Company and its operations as of the date of filing this report.  All such information contained in this report therefore is subject to updating and supplementing to be provided by the Company in its reports to be filed with the Commission for periods subsequent to September 30, 2005.

Fiscal 2006 Business Developments

We consummated several transactions, as described below, during fiscal 2006 that significantly impacted our consolidated operations.

Correlant.  As reported, on July 18, 2005, the Board of Directors of Correlant approved the dissolution of Correlant, pending approval by the Correlant shareholders.  At a Special Meeting of Shareholders held August 5, 2005, Correlant shareholders approved the dissolution of Correlant.  At the time of the dissolution, Opta held 10,000 shares of Series D Preferred Stock of Correlant and approximately 13,900,000 shares of common stock of Correlant. To date, Opta has received liquidation proceeds of $10,000,000 for its Series D preferred stock and $1,276,000 for its common stock.

GoVideo.  As reported, on July 26, 2005, Opta entered into a series of transactions to address the continued losses and liquidity issues with GoVideo.  Each of such transactions was conditioned upon each other and the consummation of such transactions was deemed to occur simultaneously.

On July 26, 2005 pursuant to a Participation Agreement (the “Participation Agreement”) between us and Wells Fargo Business Credit, a division of Wells Fargo Bank, NA (“Wells”), we acquired an 80% participation interest in the credit facility of our wholly-owned subsidiary, GoVideo, under the Credit and Security Agreement dated as of July 21, 2003, as amended to date (the “Wells Credit Agreement”) between GoVideo and Wells.  On October 13, 2005, we amended the Participation Agreement to provide for revolving advances in an amount up to $2,000,000 over the borrowing base (such revolving advances over the borrowing base to be referred to as “Overline

Advances”) and as a result, our participation percentage was 80% with respect to the revolving advances that were not Overline Advances and 100% with respect to Overline Advances.  The maximum amount of the line of credit remained at $4,000,000.  Concurrently with the purchase of the participation and our collateral deposit of 20% of the loan value in cash collateral to secure our obligations and guaranty of the Wells Credit Agreement, Wells released its lien on the intellectual property assets of GoVideo under the Wells Credit Agreement.

Pursuant to a forbearance agreement dated July 22, 2005, most recently amended by Wells January 20, 2006, between GoVideo and Wells (the “Forbearance Agreement”), Wells agreed to forbear from exercising its rights and remedies with respect to existing defaults under the Wells Credit Agreement from the date of the agreement through January 27, 2006 and modify certain terms of the Credit Agreement, including reducing the maximum line of credit to $4,000,000 and waiving the termination fee.  Wells also agreed that defaults by GoVideo under financial covenants in the Wells Credit Agreement and with respect to material adverse changes will not constitute new defaults under that agreement.   As a condition to the forbearance by Wells, GoVideo agreed to pay to Wells a fee of $300,000 by adding the fee to the loan’s principal balance in two installments, $150,000 on September 2, 2005 and $150,000 on January 4, 2006.  Opta agreed to enter into the Participation Agreement and to deposit 20% of the loan value in cash collateral to secure Opta’s guaranty as described above.

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

Pursuant to a purchase and sale agreement dated July 26, 2005 (the “TCLMM Agreement”) among GoVideo, TCL Multimedia Technology Holdings Limited, a Cayman Islands company with shares listed on the Stock Exchange of Hong Kong Limited (“TCLMM”), TCL Industries (H.K.) Holdings Limited (“TCL”), Asia Focus Industrial Limited (“Asia Focus”) and Opta, TCLMM agreed to assume the debt obligations owed by GoVideo to TCL and Asia Focus under three promissory notes, with obligations totaling approximately $11,000,000 at July 26, 2005 (“Existing Obligations”).  The Existing Obligations were previously guaranteed by Opta, and secured by Opta’s pledge of 100% of the Common Stock and Series D Preferred Stock of Correlant, held by Opta.  Pursuant to the TCLMM Agreement, TCL and Asia Focus released Opta’s obligations as guarantor under the Existing Obligations and released Opta’s pledge of the Correlant shares.  TCLMM and Asia Focus are affiliates of TCL, the majority stockholder of the Company.

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

Under the TCLMM Agreement, TCLMM granted to GoVideo a 90-day, non-exclusive, worldwide license to use the GoVideo IP on a royalty-free basis.  On August 30, 2005, GoVideo and TCLMM entered into an exclusive license agreement (“TCLMM License Agreement”)  through October 24, 2008, with an automatic renewal for subsequent two year terms unless terminated by either party by ninety days written notice of intention not to renew.  Under the terms of the agreement, GoVideo agreed to pay TCLMM a royalty based on the cost of goods sold in connection with the distribution, sale, advertising and promotion of certain consumer electronics products under the GoVideo tradename.  The TCLMM License Agreement was subsequently terminated as discussed below.

In addition to restructuring GoVideo’s debt, during the first quarter of fiscal 2006, GoVideo began shutting down its historical operations as an original equipment manufacturer (“OEM”) because the business model required significant working capital to meet inventory needs and also carried a substantial risk of obsolete inventory.  The shut down of GoVideo’s historical operations as a consumer electronics OEM was substantially completed by January 31, 2006.  In anticipation of implementing a new business model as a brand licensing provider for domestic retail consumer electronics, GoVideo entered the TCLMM License Agreement as discussed above.  However, on December 28, 2005, TCLMM notified GoVideo of its intention to exercise its right to unilaterally terminate the agreement without cause upon ninety days’ written notice pursuant to the terms of the agreement.  GoVideo agreed to terminate the agreement effective as of January 12, 2006 in order for Opta to continue the brand licensing business under a new license agreement with TCLMM, as described below.  Subsequent to the shut down of GoVideo’s historical operations and the termination of the TCLMM License Agreement, GoVideo’s short term business plan has focused on collecting receivables and managing liabilities that remain outstanding from GoVideo’s historical operations.  Currently, GoVideo has no business plan that generates revenue.   If GoVideo does not identify and successfully implement a longer term business plan that generates revenue, GoVideo will be shut down.  If GoVideo is shutdown and has any assets subsequent to the shutdown, the assets will be combined with the proceeds from the liquidation of Correlant and used to identify market opportunities that will complement the Company’s business and long-term strategies while leveraging the Company’s significant experience in the consumer electronics market.

On January 12, 2006, Opta and TCLMM entered into an exclusive license agreement, which includes the right to sub-license, through August 3, 2008, with an automatic renewal for subsequent two year terms unless terminated by either party by one hundred eighty days written notice of intention not to renew.  Under the terms of the agreement, Opta will pay TCLMM a royalty based on the cost of goods sold in connection with the distribution, sale, advertising and promotion of certain consumer electronics products under trademarks associated with the GoVideo tradename.

Opta entered the agreement as part of the Company’s consolidated strategic shift toward becoming a brand licensing provider for domestic retail consumer electronics.  The GoVideo name has been positioned in the consumer electronics industry to connote high performance products that incorporate advanced technology, ease of use, and superior industrial design since 1984.  As such, Opta management intends to capitalize on the brand name recognition and sublicense the GoVideo brand name by bridging international manufacturers of consumer electronics to domestic retailers.  Opta will sublicense the GoVideo tradename to third party licensees who produce, market and sell their consumer electronics products bearing the GoVideo tradename.  Opta plans to choose its licensees carefully and impose upon such licensees various restrictions on the products, and on the manner, on which the GoVideo name may be used.  In addition, the Company will require its licensees to abide by certain standards of conduct and the laws and regulations of the jurisdictions in which they do business. However, if a licensee fails to adhere to these requirements, the GoVideo brand could be damaged. The GoVideo brand could also be damaged if a licensee becomes insolvent or by any negative publicity concerning a licensee or if the licensee does not maintain good relationships with its customers or consumers.

As of April 21, 2006, Opta has two license agreements with international consumer electronics manufacturers, pertaining to the GoVideo brand, that cover domestic markets.  Opta is actively pursuing new licensees for both domestic and international markets.

The above transactions impact our consolidated liquidity as follows:

•                  Decreased cash, cash equivalents and short term securities by approximately $6,400,000, which was paid to Correlant’s non-controlling shareholders as a result of liquidating Correlant;

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

We believe the above transactions will impact our future consolidated results of operations as follows:

•                  Increase cost of goods sold under the GoVideo brand name due to the license fee owed to TCLMM;

•                  Decrease revenues, cost of revenue and operating expenses as a result of focusing the majority of our business toward the new brand licensing business model;

•                  Decrease interest income as a result of liquidating Correlant; and

•                  Decrease interest expense due to the extinguishment of GoVideo’s debt to third parties.

Looking forward to the remainder of fiscal 2006 and beyond, in addition to the continued evaluation of GoVideo, we will concentrate our efforts on the Going Private Transaction and terminate our Periodic Reporting Obligations, relieving us of the costs, administrative burdens and competitive disadvantages associated with operating as a public company.  Additionally, we will concentrate on our new business model as a brand licensing provider for domestic retail consumer electronics and, using the cash from the liquidation of Correlant, identifying market opportunities that will create and accelerate the growth and success of Opta complementary with the Company’s business and long-term strategies while leveraging our significant experience in the consumer electronics market.

Results of Operations

The following table summarizes certain aspects of our results of operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 (in thousands):

	Three Months Ended September 30,		Change
	2005	2004	$	%

Net revenues	$6,353	$38,769	$(32,416)	(84)%

Cost of net revenues	9,352	40,283	(30,931)	(77)%
As a percentage of revenues	147%	104%

Selling, general and administrative	4,175	3,470	705	20%
Research and development	128	284	(156)	(55)%
Restructuring charges	1,013	—	1,013	NM

Total other income (expense), net	6,414	(556)	6,970	NM

Total gain (loss) from discontinued operations, net of taxes	(464)	2,040	(2,504)	NM

NM = Not Meaningful

Overview

During the three months ended September 30, 2005, GoVideo was in the process of restructuring its business.  It was moving away from its historical OEM business model in anticipation of a new business model as previously discussed.  As a result, GoVideo’s focus was shutting down its historical operations such as selling existing inventory and collecting outstanding accounts receivable rather than focusing on business strategies that had been previously utilized, e.g. introduction of new innovative products to the market and increases the GoVideo brand recognition in both the U.S. markets and abroad.

Additionally, as a result of the approval of the dissolution of Correlant during the three months ended September 30, 2005, the liquidation of Correlant and its related operating results have been excluded from the results from continuing operations and classified as a discontinued operation for all periods presented in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

Net Revenues

The significant decrease in overall revenues for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, is indicative of shutting down GoVideo’s historical operations, as a consumer electronics OEM, in anticipation of implementing a new business model.  The majority of the revenues generated during the three months ended September 30, 2005 were a result of selling inventory on hand at June 30, 2005.  Additionally, the continual pricing pressures, traditional in the consumer electronics market, were prevalent during the three months ended September 30, 2005.

The decrease in GoVideo’s revenues was slightly offset by the increase in revenues generated from our subsidiary Go Video DigiTech (Huizhou) Co., Ltd. (“DigiTech”).  Although DigiTech was established July 2004 to market GoVideo’s MP3 players under the GoVideo brand name, it did not generate revenue until September 2004.  DigiTech contributed $618,000 and $100,000 to revenues during the three months ended September 30, 2005 and 2004, respectively.   The increase in DigiTech revenues is attributable to three months of established operations during the three months ended September 30, 2005 as compared to one month of start up operations during the three months ended September 30, 2004.

Our international revenues increased from less than one percent to approximately 10% of our revenues during the three months ended September 30, 2005 and 2004, respectively.  The increase in international revenues is a result of DigiTech’s increased revenue as a relative percentage of our total revenue.  Until Opta’s new business model is successfully implemented, we expect revenue generated from international sales as a percentage of total revenue to increase.

Cost of Net Revenues

The decrease in the cost of net revenues for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was a result of the decreased revenues.  Cost of revenues as a percentage of revenues significantly increased for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 due to GoVideo’s focus of liquidating existing inventory.    We expect this trend to continue through the shutdown of GoVideo’s historical operations, which was substantially completed by January 31, 2006.

DigiTech’s cost of net revenues was $780,000 and $47,000 for the three months ended September 30, 2005 and 2004, respectively.  Cost of net revenues as a percentage of net revenues was 126% and 47% for the three months ended September 30, 2005 and 2004, respectively.  Additionally, during the three months ended September 30, 2005, DigiTech’s cost of net revenues includes a lower of cost or market inventory allowance (“LCM allowance”) of $397,000.  The increase in the cost of net revenues as a percentage of net revenues and the LCM allowance are both indicative of the extreme price competition in the MP3 market experienced by DigiTech.

Operating Expenses

Selling, general and administrative (“SG&A”).  SG&A expense consists primarily of personnel costs for our sales, administrative and support staff, allowance for doubtful accounts, legal and accounting fees and advertising and product promotional expenses.    The increase in SG&A expenses for the three months ended September 30, 2005 as compared to September 30, 2004 was attributable to the following:

•                  Increased provision for doubtful accounts to $1,182,000 during the three months ended September 30, 2005 from $21,000 during the three months ended September 30, 2004 as a result of GoVideo’s difficulty in collecting receivables due to the uncertainty of GoVideo’s product direction and its future, certain product quality problems and slow paying customers;

•                  $400,000 contingent liability associated with a penalty notice received from U.S. Customs and Border Protection which covered seven shipments of DVD players with unauthorized trademarks (see Item 1.  Financial Statements Note 13 – Subsequent Events); and

•                  Increased sales and marketing efforts expended by our subsidiary, DigiTech, as a result of being operational the entire three months ended September 30, 2005 as compared to one month during the three months ended September 30, 2004.  DigiTech contributed $462,000 and $103,000 to our consolidated SG&A during the three months ended September 30, 2005 and 2004, respectively.

This increase was somewhat offset by the shut down of GoVideo’s historical operations and specifically the following:

•                  Decreased marketing and advertising efforts;

•                  Decreased sales commissions as a result of the decreased sales; and

•                  Reduction in workforce.

Research and development (“R&D”).  R&D expenses consist primarily of personnel costs of employees engaged in research, design and development activities and, to a lesser extent, design prototype material expenditures and equipment and supplies required to develop new products and enhance existing products.   The decrease in R&D expenses for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was directly related to the shut down of GoVideo’s historical operations and the related reduction in workforce.  DigiTech had no R&D efforts or related R&D expense during either the three months ended September 30, 2005 or the three months ended September 30, 2004.

Restructuring charges.  In connection with the change in its business model, GoVideo recorded a restructuring charge of $1,013,000 during the three months ended September 30, 2005 of which $944,000 was separation expenses for terminated employees and contractors.  As part of this restructuring, 58 employees or approximately 91% of the workforce were terminated from all functional areas of GoVideo.  All these terminations were completed by January 31, 2006.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense, foreign exchange gain (loss) and other non-operating items.  Other income during the three months ended September 30, 2005 was attributable to selling the GoVideo IP, as previously discussed, which resulted in a one time gain of $6,505,000.  The remaining activity was related to interest expense on GoVideo’s line of credit offset somewhat by interest earned from investing excess cash.

Interest expense decreased to $144,000 from $646,000 for the three months ended September 30, 2005 and 2004, respectively, resulting from the extinguishment of $9,300,000 of GoVideo’s debt as part of selling GoVideo’s IP on July 6, 2005 as previously discussed.  Additionally, interest expense related to GoVideo’s bank line of credit decreased as a result of an 80% decrease in the average outstanding balance during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

The other income of $89,000 during the three months ended September 30, 2004 was the result of Opta settling a dispute with a stockholder of Opta, which resulted in a one time gain.

Total Gain (Loss) From Discontinued Operations

The loss from discontinued operations during the three months ended September 30, 2005 was a result of the following:

•                  $186,000 realized loss from selling Correlant’s investment portfolio prior to maturity in order to liquidate the company; and

•                  $300,000 loss on the liquidation of Opta’s investment in Correlant as a result of writing down the investment to the liquidation value at September 30, 2005.

The above losses were somewhat offset by the interest income earned by Correlant on its investments prior to the liquidation.

The gain from discontinued operations during the three months ended September 30, 2004 was a result of settling a legal dispute with one of Correlant’s previous customers and shareholders.  The dispute settlement resulted in a $1,946,000 one-time recovery of bad debt and a $774,000 one-time gain.  Additionally, Correlant earned approximately $100,000 from its investment portfolio.  The one-time gains and interest income was somewhat offset by the reduction from the non-controlling interest in the income of Correlant, which totaled $625,000.

Liquidity and Capital Resources

The following table summarizes our cash flows for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 (in thousands):

	Three Months Ended September 30,
	2005	2004

Net cash provided (used) by operating activities	$3,670	$(2,922)
Net cash provided (used) by investing activities	3,847	(138)
Net cash provided (used) by financing activities	(24)	4,621

Our principal source of liquidity included cash and cash equivalents of $9,206,000 at September 30, 2005.  The increase from our cash and cash equivalents at June 30, 2005, $1,713,000, was a result of liquidating our subsidiary Correlant.  Cash provided by operating activities during the three months ended September 30, 2005 was primarily due to the collection of GoVideo’s receivables and selling the existing inventory at June 30, 2005, both a result of shutting down GoVideo’s historical operations.  This was somewhat offset by the decrease in GoVideo’s accounts payable and accrued expenses, which was also a result of shutting down GoVideo’s historical operations.  We expect future cash provided (used) by operating activities to fluctuate as we continue to shut down GoVideo’s historical operations and implement Opta’s new business model.

For the three months ended September 30, 2005, our principal investing activities were attributable to the proceeds from liquidating Correlant.   As previously discussed, during the three months ended September 30, 2005, Opta received liquidation proceeds of $10,000,000 for its Series D preferred stock.  These proceeds were used to payoff $5,200,000 borrowed from Correlant as discussed below and $600,000 borrowed from Correlant during fiscal 2005 plus accrued interest on these loans.    The remaining investing activity was attributable to paying $309,000 of legal fees associated with the sale of GoVideo’s IP.

Financing activities for the three months ended September 30, 2005 consisted of our subsidiary GoVideo receiving advances, and making payments on its available line of credit.  Additionally, we borrowed $5,200,000 from Correlant, which was repaid on August 19, 2005 using the proceeds received from the Series D preferred stock liquidation as discussed above.  To a lesser extent, cash provided by financing activities was a result of our subsidiary, DigiTech, increasing its short term loan from TCL to $989,000.  The terms of the original $725,000 loan, which was entered into April 19, 2005, remained in effect.  The annual interest rate is 5.2% and interest is paid upon maturity of the loan.  Currently, the loan matures on June 30, 2006, but may be automatically extended for an additional six month terms if DigiTech and TCL mutually agree to renew the loan.

Cash and Working Capital Requirements

As a result of selling GoVideo’s IP, Opta’s purchase of GoVideo’s loan with Wells and the shut down of GoVideo’s historical operations as a consumer electronics OEM in anticipation of implementing a new business model, our cash required to operate has significantly decreased.  Management anticipates the Company has sufficient cash to operate the scaled back operations for the 12 months following the date of this filing.  However, if the Company cannot successfully settle its current legal disputes (see “Notes to the Financial Statements Note 11 – Litigation”) or should our cash requirements exceed cash available from operations we cannot assure that additional sources of financing would be available to us on commercially favorable terms, if at all.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than One Year	Greater Than One Year

Operating lease obligations	$171	$171	$—
Inventory purchase obligations	—	—	—
Total contractual cash obligations	$171	$171	$—

Substantially all our operating lease obligations are building leases.  During October 2005, Opta extended its office lease through October 2006.  Future minimum lease payments, not included in the above table, related to the lease extension total approximately $30,000.   As of September 30, 2005, GoVideo leased two facilities in Scottsdale, Arizona that are included in the above table.  Both leases expired January 31, 2006.  As of February 1, 2006, GoVideo operates under a month-to-month lease in a 2,400 square foot office used for administrative operations.  GoVideo’s new business model does not require any warehousing or distribution facilities.

As a result of the change in GoVideo’s business model, there were no inventory purchase obligations outstanding at September 30, 2005.

Off-Balance Sheet Arrangements

At September 30, 2005, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

Our operations have significantly changed over the past several years.  We transitioned our operations from the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and networking devices to the development, marketing, and distribution of innovative, high performance consumer electronic products.   During the three months ended September 30, 2005, GoVideo began shutting down its historical operations in anticipation of changing its business model.  Currently, GoVideo has no business plan that generates revenue and Opta is in the process of implementing a new business model in which it will act as a brand licensing provider.  As a result, there are no meaningful current or historical trends in production, sales or inventory, product backlog, product costs, selling prices or levels of operating expenses.

As of April 21, 2006, to the best of our knowledge, no known trends or demands, commitments, events or uncertainties, except as described in “PART II.  Item 1 - Legal Proceedings” existed, which are likely to have a material effect on our liquidity.

Risks and Uncertainties

This Quarterly Report on Form 10-Q contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of risks and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our financial outlook.

Business Strategy and Operation Risks

We intend to implement a new business model.  Opta is currently implementing a new business model that intends to capitalize on the brand name recognition and sublicense the GoVideo brand name by bridging international manufacturers of consumer electronics to domestic retailers.  There is no assurance that Opta can successfully transition to the new business model.

GoVideo may need additional capital resources.  We believe GoVideo’s cash and other sources of liquidity are sufficient to fund its down-sized operations for the foreseeable future.  See “Liquidity and Capital Resources” discussed above.  However, GoVideo may need additional capital to operate if:

•                  GoVideo does not prevail in its current legal dispute with Daewoo or its petition for relief to U.S. Customs and Border Protection, each as described in “PART II.  Item 1 - Legal Proceedings;”

•                  Market conditions change;

•                  Business plans or assumptions change;

•                  GoVideo does not identify and successfully implement a new business model that generates revenue; or

•                  Material increases in working capital become necessary.

The Company faces tough competition. Our subsidiary, DigiTech, operates in the highly competitive consumer electronics industry.  DigiTech competes against many well established companies including many OEMs who have substantially greater financial and other resources than the Company.  Additionally, the consumer electronics industry is empirically facing a trend of declining gross margin resulted from emerging global market and competition.  DigiTech has not been profitable since the inception of the subsidiary in July 2004.  Additionally, DigiTech has had to borrow funds from related parties to stay operational.  If DigiTech is unable to achieve and sustain profitability in the future, DigiTech’s business operations may fail forcing us to cease its operations.

GoVideo is responsible for product warranties and defects.  Although GoVideo outsources all product manufacturing, it provides limited labor and parts warranties on certain of its products for a maximum of one year.  Therefore, GoVideo is highly dependent upon the quality of its suppliers.  If products have defects, this could hurt our reputation as well as cause customer collection problems.  See discussion of GoVideo’s current legal dispute with Daewoo, as described in Note 11 – Litigation.  As a result of GoVideo shutting down its historical operations, which was substantially complete by January 31, 2006, all products sold by GoVideo will be outside the product warranty period by January 31, 2007.

Our new products may not be well accepted.  DigiTech’s future success depends on its ability to continue to win market acceptance of its products and services, which are offered in highly competitive markets characterized by continual product introductions, rapid development in technology, and subjective and changing consumer preferences.

The introduction or expected introduction of new products or technologies may depress sales of existing products and technologies.  As Digitech maintains a relatively substantial investment in product inventory, the introduction of new products may force DigiTech to charge less for its existing inventory and cause such existing inventory to become obsolete.  Such declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

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

We have identified a number of failures in the Company’s disclosure controls and procedures, which have impacted our ability to report our results of operations and financial condition accurately and in a timely manner.  If the Company is unable to take the necessary corrective action to strengthen its disclosure controls, its ability to report its financial results on a timely and accurate basis may be further adversely affected.  Accordingly, we have taken various steps to maintain the accuracy of our financial disclosures, and based on these measures and other significant work, management believes there are no material inaccuracies or omissions of material fact in our financial statements and other reports filed with the SEC.  However, material weaknesses in our disclosure controls and internal controls over financial reporting could further adversely impact our current inability to report timely financial and other information.  If the current inability to report timely is exacerbated by weak disclosure controls, this could result in further accounting restatements or other accounting related problems and greater scrutiny from the SEC.

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

•                  Revenue recognition.  We recognize revenue upon passage of title of our product in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB 101A and 101B.  At the time revenue is recognized, GoVideo and DigiTech record an allowance for estimated sales returns based on estimates derived from historical trends and current market conditions.  Sales returns are recorded with net revenues.  GoVideo also establishes an allowance for estimated payment term discounts expected to be taken by customers based on analysis of historical trends.  Payment term discounts granted are recorded as a reduction to net revenues.

•                  Warranty Reserves.  GoVideo provides limited labor and parts warranties on certain of its products for a maximum of one year.  GoVideo records a warranty reserve based upon historical experience and an estimate of total exposure associated with products sold to consumers through retail outlets.   DigiTech does not provide a product warranty.  The warranty liability for product is the responsibility of the third-party manufacturer.

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

•                  Inventories. GoVideo’s and DigiTech’s inventory consists of mostly consumer electronics finished goods. Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”), Inventory Costs (“SFAS 151”), which revised Accounting Research Bulletin (“ARB”) 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. We adopted SFAS 151 during the three months ended September 30, 2005.  The adoption did not have a material effect on our financial position, results of operations, or cash flows as of or for the three months ended September 30, 2005.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005.  SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.  We adopted this new standard on July 1, 2005, using the modified prospective method.  Currently we do not have equity instruments that are impacted by the adoption of this standard.  As a result, there was no impact to our consolidated financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”).  SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. We adopted this new standard on July 1, 2005.  During the three months ended September 30, 2005, the Company had no such asset exchanges and therefore, this standard had no effect on its financial position, results of operations or cash flows.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Risk.   In the past, our exposure to market risk for changes in interest rates related primarily to the investment portfolio of our subsidiary, Correlant.  Correlant’s entire investment portfolio was sold during the three months ended September 30, 2005 as part of liquidating Correlant.  As of September 30, 2005, we had no investments with exposure to changes in interest rates.

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

Item 4 – Controls and Procedures:

As previously reported, in connection with the audit of our financial statements for the year ended June 30, 2005, Clancy and Co., P.L.L.C. (“Clancy”), our independent auditors, informed the Board of Directors on February 20, 2006 of several “significant deficiencies” that collectively constituted a “material weakness” in our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement or the annual or interim financial statements will not be prevented or detected.

The following conditions, all of which were communicated to the Audit Committee by Opta’s previous auditors (Hein & Associates LLP) and for which no apparent improvement was made, were identified:

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

Accordingly, the Company’s internal controls over financial reporting are still not effective.

Based upon the Company’s evaluation, which considered the above findings of Clancy, the Company’s management, including the Chief Executive Officer and the Chief Operating Officer, who is also the Interim Chief Financial Officer concluded that, as of September 30, 2005, the Company’s internal controls over financial reporting were not effective.

Evaluation of disclosure controls and procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Operating Officer, who is also the Interim Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As a result of management’s evaluation, we identified a number of failures in the Company’s disclosure controls and procedures, which have impacted our ability to report our results of operations and financial condition accurately and in a timely manner.  Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) need to be strengthened and are not sufficiently effective.  We have taken various steps to maintain the accuracy of our financial disclosures, and based on these measures and other significant work, management believes there are no material inaccuracies or omissions of material fact in our financial statements and other reports filed with the SEC.  However, material weaknesses in our internal controls over financial reporting could further adversely impact our current inability to report timely financial information. Our efforts to strengthen our disclosure controls and procedures have been delayed due to the Going Private Transaction as described above in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The Going Private Transaction will enable us to terminate our Periodic Reporting Obligations so that we may continue future operations as a private company, relieving us of the costs, administrative burdens and competitive disadvantages associated with operating as a public company.

(b) Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  However, as a result of receiving notification of significant deficiencies that collectively constituted a “material weakness” from Clancy, we are currently in the process of taking a number of steps to improve the effectiveness of our internal control, as previously reported in our Annual Reports on Form 10-K for the years ended June 30, 2005 and 2004.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

Please refer to the “Notes to Financial Statements Note 11 – Litigation” for a discussion of the Company’s legal proceedings.

Item 1A. Risk Factors

Please refer to the sections “Risks and Uncertainties” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risk factors.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

As permitted under Section 228 of the Delaware General Corporation Law, we solicited the written consent of certain of our stockholders to approve the Going Private Transaction.  By written consent, stockholders holding 30,106,671 shares of common stock, or 60.2% of the outstanding shares of common stock as of August 2, 2005, the date of the written consent, approved Opta’s Going Private Transaction; the vote of more than 50% of our outstanding stock was required.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 10-K, filed February 18, 2005
3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Form 10, filed October 27, 1998
3.3	Amendment to Bylaws	Incorporated by reference to Exhibit 99.1 to Form 8-K, filed July 2, 2001
10.1	2000 Equity Incentive Plan	Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed April 4, 2000
10.2	Opta, Executive Employment Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed October 15, 2001
10.3	Sale agreement of TCL Digital dated December 20, 2003	Incorporated by reference to Exhibit 10.9 to Form 10-K, filed April 16, 2004
10.4	Current Lease – GoVideo Office Lease	Incorporated by reference to Exhibit 10.10 to Form 10-K, filed April 16, 2004
10.5	Current Lease – GoVideo Lease for Commercial Space	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed April 16, 2004

Exhibit Number	Description of Exhibit	Method of Filing
10.6	Current Lease – Opta Corporation Executive Office Lease, as amended	Incorporated by reference to Exhibit 10.6 to Form 10-K, filed March 14, 2006
10.7	Debt agreement between Opta and Wells Fargo Business Credit, Inc dated July 26, 2005, as amended	Incorporated by reference to Exhibit 10.7 to Form 10-K, filed March 14, 2006
10.8	Purchase and sale agreement among GoVideo, TCL Multimedia Technology Holdings Limited, TCL Industries (H.K.) Holdings Limited, Asia Focus Industrial Limited and Opta, dated July 26, 2005	Incorporated by reference to Exhibit 10.8 to Form 10-K, filed March 14, 2006
10.9	Intellectual Property Assignment between Opta Systems, LLC and TCL Multimedia Technology Holdings Limited, dated July 26, 2005	Incorporated by reference to Exhibit 10.9 to Form 10-K, filed March 14, 2006
10.10	Promissory note between Opta Systems, LLC and TCL Multimedia Technology Holdings Limited, dated July 26, 2005	Incorporated by reference to Exhibit 10.10 to Form 10-K, filed March 14, 2006
10.11	Opta’s guarantee of GoVideo’s debt agreement with TCL Multimedia Technology Holdings Limited dated July 26, 2005	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed March 14, 2006
10.12	Debt agreement between DigiTech and TCL dated April 19, 2005	Incorporated by reference to Exhibit 10.12 to Form 10-K, filed March 14, 2006
10.13	Loan sale agreement between Opta and Wells Fargo Business Credit, Inc dated January 20, 2006	Incorporated by reference to Exhibit 10.13 to Form 10-K, filed March 14, 2006
10.14	Trademark license agreement between TCL Multimedia Technology Holdings Limited and Opta Systems LLC dated August 30, 2005	Filed herewith
10.15	Trademark license agreement between TCL Multimedia Technology Holdings Limited and Opta Corporation dated January 12, 2006	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTA CORPORATION
(Registrant)

Date: April 28, 2006	By:	/s/ YAN, Vincent Yong
YAN, Vincent Yong
President, Chief Executive Officer, Director