Form 10-Q
period 2005-12-31
OPTA CORP
filed 2006-04-28
CIK 789945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Report Ended December 31, 2005

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

Condensed Consolidated Balance Sheets as of December 31, 2005 (unaudited) and June 30, 2005

Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended December 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three and Six Months Ended December 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURE

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Opta Corporation and its consolidated subsidiaries (“Opta” or “Company”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. Any statements contained herein (including, without limitation, statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof), that are not statements of historical fact should be construed as forward looking statements. Additionally, all statements that address future operating performance, events or developments that our management expects or anticipates to incur in the future, are forward-looking statements. These forward-looking statements are based on our management’s current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in our management’s forward-looking statements including the risk factors listed at pages 26-29. The differences may be caused by a variety of factors, including but not limited to assumptions relating to the execution and timing of restructuring our business, the inability to implement our new business model, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, increased net loss, the possibility of fluctuation and volatility of our operating results and financial condition and the loss of key executives, among other things. Because of these and other factors that may affect our operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. Opta assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements:

OPTA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,631	$1,713
Accounts receivable, net	1,411	10,637
Inventories, net	432	10,234
Income tax receivable	1,134	1,574
Prepaid expenses and other current assets	1,997	480
Current assets of discontinued operations	—	18,058
Total current assets	13,605	42,696

Property and equipment, net	210	335
Tradenames	—	2,456
Total assets	$13,815	$45,487

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$2,245	$6,172
Notes and interest payable to related parties	2,734	12,294
Accounts payable and accrued expenses	11,385	18,656
Accounts payable to related parties	137	—
Accrued restructuring charges	220	—
Warranty reserve	490	490
Current liabilities of discontinued operations	—	10
Total current liabilities	17,211	37,622

Non-controlling interest in subsidiaries	—	6,435

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, Series A $.001 par value, 100 authorized, 4 shares issued and outstanding at December 31, 2005 and June 30, 2005	—	—
Common stock $.001par value, 100,000 authorized, 64,241 shares issued and 50,037 outstanding at December 31, 2005 and June 30, 2005	64	64
Additional paid-in capital	128,442	128,442
Less: treasury stock at cost, 14,204 shares at December 31, 2005 and June 30, 2005	(2,478)	(2,478)
Accumulated deficit	(129,424)	(124,472)
Accumulated other comprehensive loss	—	(126)
Total stockholders’ equity (deficit)	(3,396)	1,430
Total liabilities and stockholders’ equity (deficit)	$13,815	$45,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPTA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net revenues	$1,759	$50,772	$8,112	$89,541

Cost of net revenues	2,002	47,996	11,354	88,279

Gross loss	(243)	2,776	(3,242)	1,262

Operating expenses:
Selling, general and administrative	2,216	4,167	6,391	7,637
Restructuring charges	—	—	1,013	—
Research and development	69	1,018	197	1,302
Total operating expenses	2,285	5,185	7,601	8,939

Loss from operations	(2,528)	(2,409)	(10,843)	(7,677)

Other income (expense):
Interest income	52	1	105	2
Interest expense	(100)	(685)	(244)	(1,331)
Gain on sale of assets	—	—	6,505	—
Other	(11)	—	(11)	89
Total other income (expense), net	(59)	(684)	6,355	(1,240)
Loss from continuing operations before income taxes	(2,587)	(3,093)	(4,488)	(8,917)
Provision (benefit) for income taxes	—	—	—	—
Loss from continuing operations	(2,587)	(3,093)	(4,488)	(8,917)

Discontinued operations, net of tax:
Loss from liquidation of discontinued operations, net of taxes	—	—	(300)	—
Income (loss) from discontinued operations, net of taxes	—	(78)	(164)	1,962
Total gain (loss) from discontinued operations, net of taxes	—	(78)	(464)	1,962

Net loss	$(2,587)	$(3,171)	$(4,952)	$(6,955)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.05)	$(0.06)	$(0.09)	$(0.18)
Income (loss) from discontinued operations	—	—	(0.01)	0.04
Net loss	$(0.05)	$(0.06)	$(0.10)	$(0.14)

Weighted average common shares outstanding – basic and Diluted	50,038	50,038	50,038	50,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OPTA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended December 31,
	2005	2004

Operating activities
Loss from continuing operations	$(4,488)	$(8,917)
Income (loss) from discontinued operations	(464)	1,962
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Gain on treasury stock obtained during settlement	—	(89)
Income (loss) from discontinued operations	464	(1,962)
Depreciation and amortization	150	224
Gain on sale of assets	(6,505)	—
Changes in operating assets and liabilities:
Accounts receivable, net	9,226	(13,300)
Inventories, net	9,802	7,272
Prepaid expenses and other current assets	(1,517)	850
Income tax receivable	440	—
Other assets	—	37
Accrued restructuring charges	220	—
Accounts payable and accrued expenses	(7,271)	9,953
Accounts payable to related parties	137	—
Interest payable to related parties	82	(3)
Cash provided (used) by operating activities	276	(3,973)

Investing activities
Purchases of property and equipment	(25)	(277)
Purchases of tradename	(30)	—
Proceeds from sale of property and equipment	—	30
Expenses associated with the sale of tradenames	(309)	—
Proceeds from liquidated discontinued operations	5,467	—
Cash provided (used) by investing activities	5,103	(247)

Financing activities
Proceeds from advances on line of credit	11,653	84,285
Payments on line of credit	(15,580)	(78,420)
Proceeds related to treasury stock obtained during settlement	—	20
Proceeds from notes payable from related party	5,466	—
Cash provided by financing activities	1,539	5,885
Net increase in cash and cash equivalents	6,918	1,665
Cash and cash equivalents at beginning of period	1,713	1,898
Cash and cash equivalents at end of period	$8,631	$3,563

Non-cash investing and financing activities:
Sale of GoVideo Intellectual Property	$9,300	—

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

The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results of operations that may be reported for any other interim period or for the entire year ending June 30, 2006. The balance sheet as of June 30, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, as permitted by SEC rules and regulations for interim reporting

The consolidated balance sheet as of June 30, 2005 has been prepared to present the financial position of Opta’s continuing business and to provide comparative financial information to December 31, 2005.  The financial statements have been restated to remove the assets and liabilities related to Correlant (see discussion below) as discontinued operations, including its results of operations, in the accompanying financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported results of operations.

Significant Accounting Policies

As of December 31, 2005, we had two operating subsidiaries: Opta Systems, LLC d/b/a GoVideo (“Opta Systems” or “GoVideo”) and Go Video DigiTech (Huizhou) Co., Ltd. (“DigiTech”). In August 2005, the board of directors and shareholders of our non-operating subsidiary, Correlant Communications, Inc. (“Correlant”), approved the dissolution of Correlant.

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

Delays in Reporting

This Quarterly Report on Form 10-Q for the period ended December 31, 2005 is being filed after the required due date as a result of Opta taking steps (“Going Private Transaction”) to complete a corporate reorganization that will enable Opta to become a non-reporting company with the Securities and Exchange Commission (the “Commission”). The purpose of the Going Private Transaction is to enable us to terminate our Periodic Reporting Obligations and enable us to continue future operations as a private company, thereby relieving us of the costs, administrative burdens and competitive disadvantages associated with operating as a public company. We intend to accomplish this purpose by reducing the number of holders of record to fewer than 300 by cashing out certain stockholders as described in our preliminary Schedule 14C filed on October 3, 2005.

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

Opta originally intended to complete the Going Private Transaction prior to the deadline for filing its Form 10-Q for the period ended December 31, 2005, but efforts were delayed due to a series of transactions effected by us during fiscal 2006 to address the continuing losses at GoVideo and due to the dissolution of Correlant. Additionally, as previously reported, we dismissed our former accountant and engaged a new principal accountant on September 27, 2005 as part of a continuing effort to save costs. As a result, we have been unable to complete the Going Private Transaction to date and were unable to complete this Form 10-Q by the required due date.

Note 2 – Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value. As of December 31, 2005, inventories consist of service replacement parts and consumer electronics on hand and in transit from the manufacturer, which are generally purchased FOB shipping point.

The Company provides inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. The activity in the allowance for obsolete and excess inventory is shown below (in thousands):

Balance, June 30, 2005	$3,964
Expense/(Recovery)	1,109
Write off and other	(4,642)
Balance, December 31, 2005	$431

Due to the shut down of GoVideo’s historical operations, inventories and the related allowance as of December 31, 2005 were written off. At December 31, 2005, inventories and related allowance for obsolete and excess inventory relate to DigiTech.

Note 3 – Restructuring Charges and Related Transactions (See Note 13 – Subsequent Events)

During the first quarter of fiscal 2006, Opta’s management and board of directors approved and implemented plans to restructure certain operations of GoVideo with the intent of reducing GoVideo’s working capital requirements, better managing GoVideo’s cost structure and aligning certain of its operations more effectively with the current economic conditions in the consumer electronics industry. The restructuring included the following:

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

In connection with the sale of GoVideo’s IP, the Company recorded a gain of $6,505,000 included in Other income in the consolidated statement of operations during the six months ended December 31, 2005 as follows:

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

Pursuant to a forbearance agreement dated July 22, 2005, most recently amended January 20, 2006, between GoVideo and Wells (the “Forbearance Agreement”), Wells agreed to forbear from exercising its rights and remedies with respect to existing defaults under the Wells Credit Agreement from the date of the agreement through January 27, 2006 and modify certain terms of the Wells Credit Agreement, including reducing the maximum line of credit to $4,000,000 and waiving the termination fee. Wells also agreed that defaults by GoVideo under financial covenants in the Wells Credit Agreement and with respect to material adverse changes will not constitute new defaults under that agreement. As a condition to the forbearance by Wells, GoVideo agreed to pay to Wells a fee of $300,000 by adding to the loan’s principal balance in two installments, $150,000 on September 2, 2005 and $150,000 on January 4, 2006. Opta agreed to enter into the Participation Agreement and to deposit 20% of the loan value in cash collateral to secure Opta’s guaranty as described above. As of December 31, 2005 Opta had deposited $1,598,000 with Wells, which is included with Other assets on the consolidated balance sheets.

Restructuring GoVideo’s Operations

During the first quarter of fiscal 2006, GoVideo began shutting down its historical operations as an original equipment manufacturer (“OEM”) because the business model required significant working capital to meet inventory needs and also carried a substantial risk of obsolete inventory. The shut down of GoVideo’s historical operations as a consumer electronics OEM was substantially completed by January 31, 2006. . In anticipation of implementing a new business model as a brand licensing provider for domestic retail consumer electronics, GoVideo entered the TCLMM License Agreement as discussed above. However, on December 28, 2005, TCLMM notified GoVideo of its intention to exercise its right to unilaterally terminate the agreement without cause upon ninety days’ written notice pursuant to the terms of the agreement. GoVideo agreed to terminate the agreement effective as of January 12, 2006 in order for Opta to continue the brand licensing business under a new license agreement with TCLMM (See Note 13 – Subsequent Events). Subsequent to the shut down of GoVideo’s historical operations and the termination of the TCLMM License Agreement, GoVideo’s short term business plan has focused on collecting receivables and managing liabilities that remain outstanding from GoVideo’s historical operations. Currently, GoVideo has no business plan that generates revenue. If GoVideo does not identify and successfully implement a longer term business plan that generates revenue, GoVideo will be shut down. If GoVideo is shutdown and has any assets subsequent to the shutdown, the assets will be combined with the proceeds from the liquidation of Correlant and used to identify market opportunities that will complement the Company’s business and long-term strategies while leveraging the Company’s significant experience in the consumer electronics market.

Restructuring Charges

In connection with the Fiscal 2006 GoVideo Restructuring, GoVideo recorded a restructuring charge of $1,013,000 during the first quarter of fiscal 2006. The following table summarizes the activity in the Company’s consolidated reserves associated with its restructuring of GoVideo’s operations (in thousands):

	Separation expenses for terminated employees and contractors	Other	Total restructuring charges
Balance at June 30, 2005	$—	$—	$—
Fiscal 2006 restructuring charges	944	69	1,013
Cash payments	(724)	(69)	(793)
Balance at December 31, 2005	$220	$0	$220

Note 4 – Liquidity and Going Concern

The Company incurred net losses of $2,587,000 and $4,952,000 during the three and six months ended December 31, 2005, respectively, and $18,861,000 and $7,722,000 during the fiscal years ended June 30, 2005 and 2004, respectively. And at December 31, 2005, the Company had an accumulated deficit of $129,424,000.

The continued losses, negative working capital at December 31, 2005 of ($3,606,000) and lack of a successful business plan raise substantial doubt about the Company’s ability to continue as a going concern. Although the Company anticipates that its current cash and cash equivalents and the ability to borrow from related parties will be sufficient to fund its operations for at least the next twelve months, this assumes that GoVideo successfully manages its existing liabilities. See Notes 11 and 13. However, if GoVideo does not successfully manage its liabilities, the Company may be forced to borrow additional funds, which could increase the risk of operating as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”), Inventory Costs (“SFAS 151”), which revised Accounting Research Bulletin (“ARB”) 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. We adopted SFAS 151 during fiscal 2006. The adoption did not have a material effect on our financial position, results of operations, or cash flows as of or for the three and six months ended December 31, 2005.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective”

method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We adopted this new standard on July 1, 2005, using the modified prospective method. Currently we do not have equity instruments that are impacted by the adoption of this standard. As a result, there was no impact to our consolidated financial position, results of operations or cash flows during the three and six months ended December 31, 2005.

On December 16, 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. We adopted this new standard on July 1, 2005. During the three and six months ended December 31, 2005, the Company had no such asset exchanges and therefore, this standard had no effect on its financial position, results of operations or cash flows.

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

Note 6 – Discontinued Operations

On July 18, 2005, the Board of Directors of Correlant approved the dissolution of Correlant, pending approval by the Correlant shareholders. At a Special Meeting of Shareholders held August 5, 2005, Correlant shareholders approved the dissolution of Correlant. At the time of the dissolution, Opta held 10,000 shares of Series D preferred stock of Correlant and approximately 13,900,000 shares of common stock of Correlant. During August 2005, Opta received liquidation proceeds of $10,000,000 for its Series D preferred stock. During December 2005, Opta received liquidation proceeds of $1,276,000 for its shares of Correlant’s common stock.

The dissolution of Correlant, based on SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), met the criteria of discontinued operations during the first quarter of fiscal 2006. As such, the liquidation of Correlant and its related operating results have been excluded from continuing operations and classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144.

The following is a summary of the results of discontinued operations relating to Correlant for the three and six months ended December 31, 2005 and 2004 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Selling, general and administrative expense (reversal)	$—	$207	$112	$(1,580)

Income (loss) from operations	—	(207)	(112)	1,580
Interest income	—	101	77	205
Other income (expense)	—	—	(186)	774

Income (loss) before non-controlling interest	—	(106)	(221)	2,559
Non-controlling interest in (income) loss of consolidated subsidiaries	—	28	57	(597)
Income (loss) from discontinued operations	$—	$(78)	$(164)	$1,962

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

Note 8 – Stock-Based Compensation

We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by APB 25 and related interpretations. We apply the disclosure provisions of FASB 123 as amended by FASB 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Although we have the ability to issue stock options to our employees and outside directors under stockholder approved stock option programs and provides employees the right to purchase our stock pursuant to employee stock purchase programs, we did not have any stock options outstanding during the three and six months ended December 31, 2005 or 2004. As such, stock-based compensation had no effect on reported net loss and net loss per share.

Note 9 – Basic and Diluted Net Loss Per Share

Opta had no employee stock options, common stock warrants or any other common stock equivalents outstanding as of December 31, 2005 or 2004. As a result, for all periods presented, the Company’s basic and diluted net loss per share is the same.

Note 10 – Comprehensive Loss

The Company’s Other comprehensive loss includes unrealized gains (losses) on marketable securities and foreign currency translation adjustments. Opta had no Other comprehensive income (loss) during the three and six months ended December 31, 2005, as a result of Correlant’s dissolution. During the three and six months ended December 31, 2004, the Company’s Other comprehensive income (loss) was comprised of Opta’s portion of the change in Correlant’s unrealized gain (loss) on short term investments categorized as available-for-sale. The following table computes the Company’s comprehensive loss (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net loss, as reported	$(2,587)	$(3,171)	$(4,952)	$(6,955)
Opta’s portion of the change in Correlant’s unrealized gain (loss) on short term investments	—	(76)	—	10
Comprehensive loss	$(2,587)	$(3,247)	$(4,952)	$(6,945)

Note 11 – Litigation (See Note 13 – Subsequent Events)

From time to time we may be involved in various disputes and litigation matters arising in the normal course of business.

On August 14, 2005, Daewoo Electronics America, Inc. (“Daewoo”) filed a lawsuit in the Superior Court of California, County of San Mateo, Case No. CIV 448845, entitled Daewoo Electronics America, Inc., Plaintiff v. Opta Corporation and Does 1 through 25, Defendants. The Complaint in the suit alleges that Opta Corporation executed a written guaranty dated December 4, 2003 in favor of Daewoo in which Opta Corporation unconditionally guaranteed the payment of all obligations of GoVideo to Daewoo, in a principal amount not to exceed $5,000,000. Daewoo alleges that it sold GoVideo goods of an agreed purchase price in excess of $10,000,000, for which GoVideo has not paid. Daewoo alleges Opta Corporation owes Daewoo $5,000,000 in principal amount, plus interest, attorneys’ fees and costs under the guaranty. In a separate lawsuit filed in the Superior Court of California, County of San Mateo, on September 14, 2005, Case No. CIV 449577, entitled Daewoo Electronics America, Inc., Plaintiff v. Opta Systems, LLC, dba GoVideo and Does 1 through 25, Defendants, Daewoo sued GoVideo for the alleged purchase price of the goods of approximately $10,700,000, in principal amount, plus interest, attorneys’ fees and costs. Opta Corporation denies that it has any liability under the alleged guaranty. GoVideo denies that it has any liability to Daewoo. A motion to quash the service of Daewoo’s Summons and Complaint on Opta Corporation for lack of jurisdiction was taken off calendar following Daewoo’s re-service on Opta Corporation of the summons and complaint. A similar motion on GoVideo’s behalf was granted by the Court, finding that GoVideo is not subject to the jurisdiction of California courts. Opta Corporation’s demurrer challenging the legal sufficiency of Daewoo’s original Complaint was taken off calendar after Daewoo filed a First Amended Complaint on or about December 8, 2005. Opta Corporation filed a demurrer to the First Amended Complaint and Opta Corporation also filed motions to dismiss the First Amended Compliant based on the filing of the GoVideo New Jersey Action described below, or, alternatively, to stay all action on the First Amended Complaint pending the outcome of the GoVideo New Jersey Action. On March 23, 2006, the Court granted the motion to stay and took the hearing on the motion demurrer off calendar. The trial date has also been vacated. Opta Corporation intends to defend Daewoo’s suit and to pursue any and all remedies to which it may be entitled.

On November 14, 2005, GoVideo filed an action in the United States District Court for the District of New Jersey, entitled Opta Systems, LLC d/b/a/ GoVideo v. Daewoo Electronics America, Inc. et al., Civil Action No. 05-5387 (JAP) (the “GoVideo New Jersey Action”), in which GoVideo brought claims against Daewoo Electronics America, Inc. and Daewoo Electronics Corp. (together, “Daewoo”) for breach of contract, breach of duty of good faith and fair dealing, breach of express and implied warranties, negligence, fraud, tortious interference, unjust enrichment, and alter ego liability, arising out of a series of purchase order contracts and related agreements. In the GoVideo New Jersey Action, GoVideo seeks compensatory damages from Daewoo in an amount not less than $19,400,000, plus punitive damages and certain other sums, and other relief. On December 13, 2005, Daewoo obtained an automatic clerk’s extension of Daewoo’s time to file an Answer or otherwise respond to the Complaint, which extended such time to December 27, 2005. Subsequently, by consent order dated December 29, 2005, Opta consented to further extend such time to January 27, 2006. On January 26, 2006, Daewoo filed an Answer to Complaint, Separate Defenses, Counterclaims, and Jury Demand, and on January 27, 2006, Daewoo filed an Amended Answer to Complaint, Separate Defenses, Counterclaims, and Jury Demand, denying any and all liability alleged in the Complaint, and alleging counterclaims against GoVideo based on causes of action for account stated, breach of contract, unjust enrichment, and fraud. By the counterclaims, Daewoo seeks damages in the total amount of $30,200,000, plus punitive damages and certain other sums. GoVideo will timely file an Answer and Affirmative Defenses to the Counterclaims denying any and all liability. On February 16, 2006, GoVideo timely filed an Answer and Affirmative Defenses to the Counterclaims denying any and all liability.

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

As of December 31, 2005, the Company has accrued $7,400,000 included in Accounts payable and accrued expenses in connection with the relevant actions described above

Note 12 – Segment and Geographic Information

The Chief Operating Decision Maker (“CODM”), as defined by SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenues, gross margin, operating expenses and debt and related interest expense. During the three and six months ended December 31, 2005, as a result of Correlant’s dissolution, we operated in one segment which was the distribution of innovative, high performance consumer electronic products. Although we operated in one additional segment, defined as the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and digital subscriber line (“DSL”) access and networking devices, during the six months ended December 31, 2004, the activity related to this segment was solely Correlant. Correlant’s operating results have been excluded from continuing operations and classified as a discontinued operation for all periods presented in accordance with the requirements of SFAS 144. Therefore, the statement of operations, excluding discontinued operations, for all periods presented is attributable to our consumer electronics segment.

Geographic Information

During the three and nine months ended December 31, 2005 and 2004, we recorded net revenues throughout the U.S. and Asia as determined by the final destination of the product. The following table summarizes total net revenues attributable to significant countries (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Asia	$313	$136	$931	$236
U.S.	1,446	50,636	7,181	89,305
	$1,759	$50,772	$8,112	$89,541

Presented below is information regarding identifiable assets from continuing operations, classified by operations located in the U.S. and Asia (in thousands):

	As of December 31,
	2005	2004
U.S.	$12,209	$58,345
Asia	1,606	508
	$13,815	$58,853

Note 13 – Subsequent Events

Opta’s Entry into a Material Definitive Agreement

Concurrent with GoVideo’s termination of its licensing agreement with TCLMM (See Note 3 – Restructuring Charges and Related Transactions), on January 12, 2006, Opta and TCLMM entered into an exclusive license agreement through August 3, 2008, which includes the right to sub-license. The agreement automatically renews for subsequent two year terms unless terminated by either party by one hundred eighty days written notice of intention not to renew. Under the terms of the agreement, Opta will pay TCLMM a royalty based on the cost of goods sold in connection with the distribution, sale, advertising and promotion of certain consumer electronics products under trademarks associated with the GoVideo tradename.

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

Opta Income Tax Refunds

In February 2006, the Company received an income tax refund for $1,134,000 from the State of New Jersey.

Litigation

On March 15, 2006, U.S. Customs and Border Protection (“Customs”) issued a penalty notice (the “Notice”) to GoVideo of $4,380,000. The Notice covered seven shipments, occurring from October 2004 through April 2005, of DVD players with unauthorized trademarks. Go Video has 60 days from the time of the issuance of Customs’ Notice to submit a petition for relief (the “Petition”). The Petition is due on May 15, 2006. Estimated cost of settling such Notice, based on previous settlements with Customs, in the amount of $400,000 has been charged to current operations in the six months ended December 31, 2005. Additionally, on February 14, 2006, Go Video paid approximately $164,000 to Customs for storage and destruction costs of the seized property

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with a discussion of why we were unable to timely file our Form 10-Q for the period ended December 31, 2005. This is followed by a discussion of transactions consummated during Fiscal 2006 that have had, and will continue to have, a significant impact on our consolidated financial position, results of operations and cash flows and how these transactions will impact our “Business Outlook” for the remainder of fiscal 2006. We then provide a more detailed analysis of our financial condition and results of operations for the three and six months ended December 31, 2005 compared to the three and six months ended December 31, 2004. This detailed analysis is provided solely for readers to understand the historical results of our operations during the time periods covered. However, due to the strategic change in direction of Opta and the significant transactions we entered during fiscal 2006, these results are not indicative of future results.

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

Delays in Reporting and Filing of Going Private Documents

This Quarterly Report on Form 10-Q for Opta for the period ended December 31, 2005 is being filed after the required due date as a result of Opta currently taking steps (“Going Private Transaction”) to complete a corporate reorganization that will enable Opta to become a non-reporting company with the Securities and Exchange Commission (the “Commission”). If consummated, the Going Private Transaction will enable us to terminate our Periodic Reporting Obligations so that we may continue future operations as a private company, relieving us of the costs, administrative burdens and competitive disadvantages associated with operating as a public company. Following the adoption of Sarbanes-Oxley, the amount of management time and Company resources required to comply with such requirements have become overly burdensome for a company of our size. On June 17 and August 2, 2005, our Board of Directors adopted resolutions proposing and approving the Going Private Transaction. On April 8, 2006, our Board of Directors adopted resolutions approving the entire Going Private Transaction and revoked the June 17 and August 2, 2005 Board consents. On July 18, 2005 and August 2, 2005, stockholders who collectively own approximately 60.2% of our outstanding capital stock, consented in writing to the Going Private Transaction. On April 8, 2006, stockholders who collectively own approximately 51.2% of our outstanding capital stock consented in writing to the Going Private Transaction and revoked the July 18 and August 2, 2005 stockholder consents. The vote of more than 50% of our outstanding stock was required to approve such transaction. The prior Board and stockholder consents were revoked by both the Board of Directors and the stockholders, and the entire Going Private Transaction was approved, on April 8, 2006 as a result of entering into several material transactions subsequent to the first and second approvals.

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

Explanatory Note – Updated Information Subsequent to December 31, 2005

Because this report relates to the quarter ended December 31, 2005, except as otherwise noted herein, this report speaks as of such date. The Company has not updated the disclosures in this report to speak as of a later date, except as specifically referenced in the following sections:

•                  Item 1. Financial Statements Note 11 – Litigation and Note 13 – Subsequent Events;

•                  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•                  Item 4. Controls and Procedures

Accordingly, the disclosure in this report does not contain complete and updated information regarding the Company and its operations as of the date of filing this report. All such information contained in this report therefore is subject to updating and supplementing to be provided by the Company in its reports to be filed with the Commission for periods subsequent to December 31, 2005.

Fiscal 2006 Business Developments

We consummated several transactions, as described below, during fiscal 2006 that significantly impacted our consolidated operations.

Correlant. As previously reported, on July 18, 2005, the Board of Directors of Correlant approved the dissolution of Correlant, pending approval by the Correlant shareholders. At a Special Meeting of Shareholders held August 5, 2005, Correlant shareholders approved the dissolution of Correlant. At the time of the dissolution, Opta held 10,000 shares of Series D Preferred Stock of Correlant and approximately 13,900,000 shares of common stock of Correlant. To date, Opta has received liquidation proceeds of $10,000,000 for its Series D preferred stock and $1,276,000 for its common stock.

GoVideo. As previously reported, on July 26, 2005, Opta entered into a series of transactions to address the continued losses and liquidity issues with GoVideo. Each of such transactions was conditioned upon each other and the consummation of such transactions was deemed to occur simultaneously.

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

We believe the above transactions will impact our future consolidated results of operations as follows:

•                  Increase GoVideo’s cost of goods sold under the GoVideo brand name due to the license fee owed to

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

Results of Operations

The following table summarizes certain aspects of our results of operations for the three and six months ended December 31, 2005 compared to the three months ended December 31, 2004 (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2005	2004	$ Change	% Change	2005	2004	$ Change	% Change

Net revenues	$1,759	$50,772	$(49,013)	(97)%	$8,112	$89,541	$(81,429)	(91)%

Cost of net revenues	2,002	47,996	(45,994)	(96)%	11,354	88,279	(76,925)	(87)%
As a percentage of net revenues	114%	95%	140%	99%

Selling, general and administrative	2,216	4,167	(1,951)	(47)%	6,391	7,637	(1,246)	(16)%
Research and development	69	1,018	(949)	(93)%	197	1,302	(1,105)	(85)%
Restructuring charges	—	—	—	—%	1,013	—	1,013	NM

Other income (expense), net	(59)	(684)	625	NM	6,355	(1,240)	7,595	NM

Total gain (loss) from discontinued operations, net of taxes	—	(78)	78	NM	(464)	1,962	(2,462)	NM

NM = Not Meaningful

Overview

During the three and six months ended December 31, 2005, GoVideo was in the process of restructuring its business. It was moving away from its historical OEM business model in anticipation of a new business model as previously discussed. As a result, GoVideo’s focus was shutting down its historical operations such as selling existing inventory and collecting outstanding accounts receivable rather than focusing on business strategies that had been previously utilized, e.g. introduction of new innovative products to the market and increases the GoVideo brand recognition in both the U.S. markets and abroad.

Additionally, as a result of the approval of the dissolution of Correlant during the first quarter of fiscal 2006, the liquidation of Correlant and its related operating results have been excluded from the results from continuing operations and classified as a discontinued operation for all periods presented in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

Net Revenues

The significant decrease in overall revenues for the three and six months ended December 31, 2005 as compared to the three and six months ended December 31, 2004, is indicative of shutting down GoVideo’s historical operations, as a consumer electronics OEM, in anticipation of implementing a new business model. The majority of the revenues generated during the three and six months ended December 31, 2005 were a result of selling inventory on hand at June 30, 2005. Additionally, the continual pricing pressures, traditional in the consumer electronics market, were prevalent during both the three and six months ended December 31, 2005.

The decrease in GoVideo’s revenues was slightly offset by the increase in revenues generated from our subsidiary Go Video DigiTech (Huizhou) Co., Ltd. (“DigiTech”). Although DigiTech began operations in July 2004 to market GoVideo’s MP3 players under the GoVideo brand name, it did not generate revenue until September 2004. DigiTech contributed net revenues of $313,000 and $136,000 during the three months ended December 31, 2005 and 2004, respectively; and $931,000 and $236,000 during the six months ended December 31, 2005 and 2004, respectively. The increase in DigiTech revenues is attributable to the start up nature of Digitech’s operations during the six months ended December 31, 2004 as compared to its well established operations during the six months ended December 31, 2005.

Our international revenues increased from less than one percent during the three and six months ended December 31, 2004 to approximately 18% and 11% of our revenues during the three and six months ended December 31, 2005, respectively. The increase in international revenues is a result of DigiTech’s increased revenue as a relative percentage of our total revenue. Until Opta’s new business model is successfully implemented, we expect revenue generated from international sales as a percentage of total revenue to increase.

Cost of Net Revenues

The decrease in the cost of net revenues for the three and six months ended December 31, 2005 as compared to the three and six months ended December 31, 2004 was a result of the decreased revenues. Cost of net revenues as a percentage of net revenues significantly increased for the three and six months ended December 31, 2005 as compared to the three and six months ended December 31, 2004 due to GoVideo’s focus of liquidating existing inventory. We expect this trend to continue through the shutdown of GoVideo’s historical operations, which was substantially completed by January 31, 2006.

DigiTech cost of net revenues totaled $306,000 and $89,000 during the three months ended December 31, 2005 and 2004, respectively; and $1,086,000 and $136,000 during the six months ended December 31, 2005 and 2004, respectively. Cost of net revenues as a percentage of net revenues was 98% and 65% for the three months ended December 31, 2005 and 2004, respectively. Cost of net revenues as a percentage of net revenues was 117% and 59% for the six months ended December 31, 2005 and 2004, respectively. During the three and six months ended December 31, 2005, DigiTech’s cost of net revenues includes a lower of cost or market inventory allowance (“LCM allowance”) of $34,000 and $431,000, respectively. The increases in the cost of net revenues as a percentage of net revenues for both the three and six months ended December 31, 2005 as compared to the three and six months ended December 31, 2004 and the LCM allowance recorded during the three and six months ended December 31, 2005 are both indicative of the extreme price competition in the MP3 market experienced by DigiTech.

Operating Expenses

Selling, general and administrative (“SG&A”). SG&A expense consists primarily of personnel costs for our sales, administrative and support staff, allowance for doubtful accounts, legal and accounting fees and advertising and product promotional expenses. The decrease in SG&A expenses for both the three and six months ended December 31, 2005 as compared to the three and six months ended December 31, 2004 was attributable to the shut down of GoVideo’s historical operations and specifically the following:

•                  Decreased marketing and advertising efforts;

•                  Decreased sales commissions as a result of the decreased sales; and

•                  Reduction in workforce.

The above decrease was somewhat offset by the following:

•                  Increased provision for doubtful accounts to $1,324,000 during the six months ended December 31, 2005 from $569,000 during the six months ended December 31, 2004 as a result of GoVideo’s difficulty in collecting receivables due to the uncertainty of GoVideo’s product direction and its future, certain product quality problems and slow paying customers;

•                  $400,000 contingent liability associated with a penalty notice received from U.S. Customs and Border Protection which covered seven shipments of DVD players with unauthorized trademarks (see Item 1. Financial Statements Note 13 – Subsequent Events); and

•                  Increased sales and marketing efforts expended by our subsidiary, DigiTech, as a result of being operational the entire six months ended December 31, 2005 as compared to four months during the six months ended December 31, 2004. DigiTech contributed $336,000 and $110,000 during the three months ended December 31, 2005 and 2004, respectively; and $798,000 and $213,000 during the six months ended December 31, 2005 and 2004, respectively.

Research and development (“R&D”). R&D expenses consist primarily of personnel costs of employees engaged in research, design and development activities and, to a lesser extent, design prototype material expenditures and equipment and supplies required to develop new products and enhance existing products. The decrease in R&D expenses for both the three and six months ended December 31, 2005 as compared to the three and six months ended December 31, 2004 was directly related to the shut down of GoVideo’s historical operations and the related reduction in workforce. DigiTech had no R&D efforts or related R&D expense during the three and six months ended December 31, 2005 or the three and six months ended December 31, 2004.

Restructuring charges. In connection with the change in its business model, GoVideo recorded a restructuring charge of $1,013,000 during the first quarter of fiscal 2006 of which $944,000 was separation expenses for terminated employees and contractors. As part of this restructuring, 58 employees or approximately 91% of the workforce were terminated from all functional areas of GoVideo. All these terminations were completed by January 31, 2006.

Other Income (Expense)

Other income (expense) consists of interest income, interest expense, foreign exchange gain (loss) and other non-operating items. Other income during the six months ended December 31, 2005 was attributable to selling the GoVideo IP, as previously discussed, which resulted in a one time gain of $6,505,000. The remaining activity was related to interest expense on GoVideo’s line of credit offset somewhat by interest earned from investing excess cash.

Interest expense was $100,000 and $685,000 during the three months ended December 31, 2005 and 2004, respectively; and $244,000 and $1,331,000 during the six months ended December 31, 2005 and 2004, respectively. The decreased interest expense resulted from the extinguishment of $9,300,000 of GoVideo’s debt as part of selling GoVideo’s IP on July 6, 2005 as previously discussed. Additionally, interest expense related to GoVideo’s bank line of credit decreased as a result of an 84% decrease in the average outstanding balance during the six months ended December 31, 2005 as compared to the six months ended December 31, 2004.

Total Gain (Loss) From Discontinued Operations

The loss from discontinued operations during the six months ended December 31, 2005 was a result of the following:

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

The gain from discontinued operations during the six months ended December 31, 2004 was a result of settling a legal dispute with one of Correlant’s previous customers and shareholders. The dispute settlement resulted in a $1,946,000 one-time recovery of bad debt and a $774,000 one-time gain. Additionally, Correlant earned approximately $100,000 from its investment portfolio. The one-time gains and interest income was somewhat offset by the reduction from the non-controlling interest in the income of Correlant, which totaled $625,000.

Since the approval of Correlant’s dissolution, we can no longer exercise significant influence over Correlant’s operations. As a result, from the date that Correlant’s dissolution was approved in August 2005, until the dissolution of Correlant in December 2005, we accounted for Correlant using the cost method of accounting. Therefore, Correlant had no impact to our consolidated results of operations during the three months ended December 31, 2005.

Liquidity and Capital Resources

The following table summarizes our cash flows for the six months ended December 31, 2005 compared to the six months ended December 31, 2004 (in thousands):

	Six Months Ended December 31,
	2005	2004

Net cash provided (used) by operating activities	$276	$(3,973)
Net cash provided (used) by investing activities	5,103	(247)
Net cash provided by financing activities	1,539	5,885

Our principal source of liquidity included cash and cash equivalents of $8,631,000 at December 31, 2005. The increase from our cash and cash equivalents at June 30, 2005, $1,713,000, was a result of liquidating our subsidiary Correlant. Cash provided by operating activities during the six months ended December 31, 2005 was primarily due to the collection of GoVideo’s receivables and selling the existing inventory at June 30, 2005, both a result of shutting down GoVideo’s historical operations. This was somewhat offset by the decrease in GoVideo’s accounts payable and accrued expenses, which was also a result of shutting down GoVideo’s historical operations. We expect future cash provided (used) by operating activities to fluctuate as we continue to shut down GoVideo’s historical operations and implement Opta’s new business model.

For the six months ended December 31, 2005, our principal investing activities were attributable to the proceeds from liquidating Correlant. As previously discussed, we received liquidation proceeds of $10,000,000 for our Series D preferred stock and $1,276,000 for our common stock. These proceeds were used to payoff $5,200,000 borrowed from Correlant as discussed below and $600,000 borrowed from Correlant during fiscal 2005 plus accrued interest on these loans. The remaining investing activity was attributable to paying $309,000 of legal fees associated with the sale of GoVideo’s IP.

Financing activities for the six months ended December 31, 2005 consisted of our subsidiary GoVideo receiving advances and making payments on its available line of credit. Additionally, we borrowed $5,200,000 from Correlant, which was repaid on August 19, 2005 using the proceeds received from the Series D preferred stock liquidation as discussed above. To a lesser extent, cash provided by financing activities was a result of our subsidiary, DigiTech, increasing its short term loan from TCL to $989,000. The terms of the original $725,000 loan, which was entered into April 19, 2005, remained in effect. The annual interest rate is 5.2% and interest is paid upon maturity of the loan. Currently, the loan matures on June 30, 2006, but may be automatically extended for an additional six month terms if DigiTech and TCL mutually agree to renew the loan.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	Less Than One Year	Greater Than One Year

Operating lease obligations	$72	$72	$—
Inventory purchase obligations	—	—	—
Total contractual cash obligations	$72	$72	$—

Substantially all our operating lease obligations are building leases. As of December 31, 2005, GoVideo leased two facilities in Scottsdale, Arizona that are included in the above table. Both leases expired January 31, 2006. As of February 1, 2006, GoVideo operates under a month-to-month lease in a 2,400 square foot office used for administrative operations. GoVideo’s new business model does not require any warehousing or distribution facilities.

As a result of the change in GoVideo’s business model, there were no inventory purchase obligations outstanding at December 31, 2005.

Off-Balance Sheet Arrangements

At December 31, 2005, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Trends

Our operations have significantly changed over the past several years. We transitioned our operations from the development, manufacture and distribution of products used for broadband Internet access, including data-over-cable equipment and networking devices to the development, marketing, and distribution of innovative, high performance consumer electronic products. During the six months ended December 31, 2005, GoVideo began shutting down its historical operations in anticipation of changing its business model. Currently, GoVideo has no business plan that generates revenue and Opta is in the process of implementing a new business model in which it will act as a brand licensing. As a result, there are no meaningful current or historical trends in production, sales or inventory, product backlog, product costs, selling prices or levels of operating expenses.

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

The Company faces tough competition. Our subsidiary, DigiTech, operates in the highly competitive consumer electronics industry. DigiTech competes against many well established companies including many OEMs who have substantially greater financial and other resources than the Company. Additionally, the consumer electronics industry is empirically facing a trend of declining gross margin resulted from emerging global market and competition. DigiTech has not been profitable since its inception in July 2004. Additionally, DigiTech has had to borrow funds from related parties to stay operational. If DigiTech is unable to achieve and sustain profitability in the future, DigiTech’s business operations may fail forcing us to cease its operations.

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

We have identified a number of failures in the Company’s disclosure controls and procedures, which have impacted our ability to report our results of operations and financial condition accurately and in a timely manner. If the Company is unable to take the necessary corrective action to strengthen its disclosure controls, its ability to report its financial results on a timely and accurate basis may be further adversely affected. Accordingly, we concluded that our disclosure controls and procedures need to be strengthened and are not sufficiently effective. We have taken various steps to maintain the accuracy of our financial disclosures, and based on these measures and other significant work, management believes there are no material inaccuracies or omissions of material fact in our financial statements and other reports filed with the SEC. However, material weaknesses in our disclosure controls and internal controls over financial reporting could further adversely impact our current inability to report timely financial and other information. If the current inability to report timely is exacerbated by weak disclosure controls, this could result in further accounting restatements or other accounting related problems and greater scrutiny from the SEC.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”), Inventory Costs (“SFAS 151”), which revised Accounting Research Bulletin (“ARB”) 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. We adopted SFAS 151 during fiscal 2006. The adoption did not have a material effect on our financial position, results of operations, or cash flows as of or for the three and six months ended December 31, 2005.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123 and supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. We adopted this new standard on July 1, 2005, using the modified prospective method. Currently we do not have equity instruments that are impacted by the adoption of this standard. As a result, there was no impact to our consolidated financial position, results of operations or cash flows during the three and six months ended December 31, 2005.

On December 16, 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. We adopted this new standard on July 1, 2005. During the three and six months ended December 31, 2005, the Company had no such asset exchanges and therefore, this standard had no effect on its financial position, results of operations or cash flows.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk:

Interest Risk. In the past, our exposure to market risk for changes in interest rates related primarily to the investment portfolio of our subsidiary, Correlant. Correlant’s entire investment portfolio was sold during the first quarter of fiscal 2006 as part of liquidating Correlant. As of December 31, 2005 we had no investments with exposure to changes in interest rates.

Foreign Currency Risk. The majority of our transactions are denominated in the U.S. dollar. However, with the shut down of GoVideo’s historical operations, our subsidiary, DigiTech, has become larger percentage of our operations. DigiTech’s transactions are denominated in the Chinese RMB. We do not have any hedging or similar foreign currency contracts. To date, we have not experienced any material foreign currency exchange rate gains or losses associated with foreign currency transactions and do not expect any significant changes in foreign currency exposure in the near future.

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

Based upon the Company’s evaluation, which considered the above findings of Clancy, the Company’s management, including the Chief Executive Officer and the Chief Operating Officer, who is also the Interim Chief

Financial Officer concluded that, as of December 31, 2005, the Company’s internal controls over financial reporting were not effective.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, as a result of receiving notification of “significant deficiencies” that collectively constituted a “material weakness” from Clancy , we are currently in the process of taking a number of steps to improve the effectiveness of our internal control, as previously reported in our Annual Reports on Form 10-K for the years ended June 30, 2005 and 2004.

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

None.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to Form 10-K, filed February 18, 2005
3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Form 10, filed October 27, 1998
3.3	Amendment to Bylaws	Incorporated by reference to Exhibit 99.1 to Form 8-K, filed July 2, 2001
10.1	2000 Equity Incentive Plan	Incorporated by reference to Exhibit A to Proxy Statement on Schedule 14A filed April 4, 2000
10.2	Opta, Executive Employment Agreement	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed October 15, 2001
10.3	Sale agreement of TCL Digital dated December 20, 2003	Incorporated by reference to Exhibit 10.9 to Form 10-K, filed April 16, 2004
10.4	Current Lease – GoVideo Office Lease	Incorporated by reference to Exhibit 10.10 to Form 10-K, filed April 16, 2004
10.5	Current Lease – GoVideo Lease for Commercial Space	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed April 16, 2004
10.6	Current Lease – Opta Corporation Executive Office Lease, as amended	Incorporated by reference to Exhibit 10.6 to Form 10-K, filed March 14, 2006
10.7	Debt agreement between Opta and Wells Fargo Business Credit , Inc dated July 26, 2005, as amended	Incorporated by reference to Exhibit 10.7 to Form 10-K, filed March 14, 2006

Exhibit Number		Description of Exhibit	Method of Filing
1	0.8	Purchase and sale agreement among GoVideo, TCL Multimedia Technology Holdings Limited, TCL Industries (H.K.) Holdings Limited, Asia Focus Industrial Limited and Opta, dated July 26, 2005.	Incorporated by reference to Exhibit 10.8 to Form 10-K, filed March 14, 2006
1	0.9	Intellectual Property Assignment between Opta Systems, LLC and TCL Multimedia Technology Holdings Limited, dated July 26, 2005	Incorporated by reference to Exhibit 10.9 to Form 10-K, filed March 14, 2006
10.10		Promissory note between Opta Systems, LLC and TCL Multimedia Technology Holdings Limited, dated July 26, 2005.	Incorporated by reference to Exhibit 10.10 to Form 10-K, filed March 14, 2006
10.11		Opta’s guarantee of GoVideo’s debt agreement with TCL Multimedia Technology Holdings Limited, dated July 26, 2005.	Incorporated by reference to Exhibit 10.11 to Form 10-K, filed March 14, 2006
10.12		Debt agreement between DigiTech and TCL dated April 19, 2005.	Incorporated by reference to Exhibit 10.12 to Form 10-K, filed March 14, 2006
10.13		Loan sale agreement between Opta and Wells Fargo Business Credit , Inc dated January 20, 2006	Incorporated by reference to Exhibit 10.13 to Form 10-K, filed March 14, 2006
10.14		Trademark license agreement between TCL Multimedia Technology Holdings Limited and Opta Systems LLC dated August 20, 2005	Incorporated by reference to Exhibit 10.14 to Form 10-Q for the three months ended September 30, 2005, filed April 28, 2006
10.15		Trademark license agreement between TCL Multimedia Technology Holdings Limited and Opta Corporation dated January 12, 2006	Incorporated by reference to Exhibit 10.15 to Form 10-Q for the three months ended September 30, 2005, filed April 28, 2006
3	1.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
3	1.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
3	2.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTA CORPORATION
(Registrant)

Date: April 28, 2006	By:	/s/ YAN, Vincent Yong
YAN, Vincent Yong
President, Chief Executive Officer, Director